Form 10-Q
period 2019-03-31
Pacific Ethanol, Inc.
filed 2019-05-03
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

Securities registered pursuant of Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	PEIX	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

As of May 2, 2019, there were 49,868,433 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, and 896 shares of Pacific Ethanol, Inc. non-voting common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
ASSETS	2019	2018
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$21,751	$26,627
Accounts receivable, net (net of allowance for doubtful accounts of $38 and $12, respectively)	78,402	67,636
Inventories	62,731	57,820
Prepaid inventory	5,140	3,090
Income tax receivable	612	612
Derivative instruments	1,155	1,765
Other current assets	6,906	11,254
Total current assets	176,697	168,804
Property and equipment, net	472,735	482,657
Other Assets:
Right of use operating lease assets, net	41,839	—
Intangible asset	2,678	2,678
Other assets	5,072	5,842
Total other assets	49,589	8,520
Total Assets	$699,021	$659,981

*       Amounts derived from the audited financial statements for the year ended December 31, 2018.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2019	2018
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$50,531	$48,176
Accrued liabilities	22,773	23,421
Current portion – operating leases	7,568	—
Current portion – long-term debt	143,148	146,671
Derivative instruments	5,156	6,309
Other current liabilities	6,993	7,282
Total current liabilities	236,169	231,859

Long-term debt, net of current portion	96,433	84,767
Operating leases, net of current portion	33,091	—
Assessment financing	9,342	9,342
Other liabilities	14,627	14,648
Total Liabilities	389,662	340,616
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of March 31, 2019 and December 31, 2018; liquidation preference of $18,075 as of March 31, 2018	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 48,884 and 45,771 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	49	46
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	936,643	932,179
Accumulated other comprehensive loss	(2,459)	(2,459)
Accumulated deficit	(643,202)	(630,000)
Total Pacific Ethanol, Inc. Stockholders’ Equity	291,032	299,767
Noncontrolling interests	18,327	19,598
Total Stockholders’ Equity	309,359	319,365
Total Liabilities and Stockholders’ Equity	$699,021	$659,981

* Amounts derived from the audited financial statements for the year ended December 31, 2018.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Net sales	$355,803	$400,027
Cost of goods sold	358,092	396,665
Gross profit (loss)	(2,289)	3,362
Selling, general and administrative expenses	8,235	9,315
Loss from operations	(10,524)	(5,953)
Interest expense, net	(4,736)	(4,505)
Other income, net	1,099	398
Loss before benefit for income taxes	(14,161)	(10,060)
Benefit for income taxes	—	563
Consolidated net loss	(14,161)	(9,497)
Net loss attributed to noncontrolling interests	1,271	1,656
Net loss attributed to Pacific Ethanol, Inc.	$(12,890)	$(7,841)
Preferred stock dividends	$(312)	$(312)
Net loss available to common stockholders	$(13,202)	$(8,153)
Net loss per share, basic and diluted	$(0.29)	$(0.19)
Weighted-average shares outstanding, basic and diluted	45,517	42,912

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities:
Consolidated net loss	$(14,161)	$(9,497)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation	12,126	10,164
Deferred income taxes	—	(563)
Amortization of debt discount	178	178
Non-cash compensation	800	736
Amortization of deferred financing fees	135	465
Loss (gain) on derivatives	86	462
Bad debt expense	26	47
Changes in operating assets and liabilities:
Accounts receivable	(9,970)	6,080
Inventories	(4,911)	(8,712)
Prepaid expenses and other assets	5,117	1,370
Prepaid inventory	(2,050)	(328)
Operating leases	(2,676)	—
Accounts payable and accrued liabilities	273	8,508
Net cash provided by (used in) operating activities	(15,027)	8,910
Investing Activities:
Additions to property and equipment	(1,112)	(4,357)
Net cash used in investing activities	(1,112)	(4,357)
Financing Activities:
Net proceeds from Kinergy’s line of credit	13,153	8,722
Proceeds from issuance of common stock	3,670	—
Principal payments on borrowings	(5,248)	(5,000)
Principal payments on capital leases	—	(403)
Proceeds from assessment financing	—	331
Preferred stock dividends paid	(312)	(312)
Net cash provided by financing activities	11,263	3,338
Net increase (decrease) in cash and cash equivalents	(4,876)	7,891
Cash and cash equivalents at beginning of period	26,627	49,489
Cash and cash equivalents at end of period	$21,751	$57,380

Supplemental Information:
Interest paid	$4,260	$3,593
Income taxes received	$—	$168
Initial right of use assets and liabilities recorded under ASC 842	$43,753	$—

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accum. Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
Balances, January 1, 2019	927	$1	45,771	$46	$932,179	$(630,000)	$(2,459)	$19,598	$319,365
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	(24)	—	797	—	—	—	797
Issuances of common stock	—	—	3,137	3	3,667	—	—	—	3,670
Preferred stock dividends	—	—	—	—	—	(312)	—	—	(312)
Net loss	—	—	—	—	—	(12,890)	—	(1,271)	(14,161)
Balances, March 31, 2019	927	$1	48,884	$49	$936,643	$(643,202)	$(2,459)	$18,327	$309,359
Balances, January 1, 2018	927	$1	43,986	$44	$927,090	$(568,462)	$(2,234)	$27,261	$383,700
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	(31)	—	735	—	—	—	735
Preferred stock dividends	—	—	—	—	—	(312)	—	—	(312)
Net loss	—	—	—	—	—	(7,841)	—	(1,656)	(9,497)
Balances, March 31, 2018	927	$1	43,955	$44	$927,825	$(576,615)	$(2,234)	$25,605	$374,626

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION.

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

As of March 31, 2019, all but one of the Company’s production facilities, specifically, the Company’s Aurora East facility, were operating. As market conditions change, the Company may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, with the exception of new lease accounting, as discussed further below. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current presentation. Such reclassifications had no effect on the consolidated net loss, working capital or stockholders’ equity.

Liquidity – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company and the ethanol industry as a whole experienced significant adverse conditions throughout most of 2018 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. Margins improved for the first quarter of 2019, and have further improved thus far in the second quarter of 2019 . In response to the low-margin environment, the Company initiated and expects to complete over the next five months strategic initiatives focused on the potential sale of certain production assets, a reduction of its debt levels, a strengthening of its cash and liquidity position, and opportunities for strategic partnerships and capital raising activities, positioning the Company to optimize its business performance. The most significant challenge to the Company in meeting these objectives would be a continued adverse margin environment.

In implementing these strategic initiatives, the Company, as of March 31, 2019, had the following available liquidity and capital resources to achieve its objectives:

●	Cash of $21.8 million and excess availability under Kinergy’s line of credit of $21.8 million;

●	Nine ethanol production facilities with an aggregate of 605 million gallons of annual production capacity, of which plant assets representing 355 million gallons of capacity are either unencumbered, or their entire sales proceeds would be used to repay the Company’s senior secured notes. The Company has engaged an independent third party to help facilitate the marketing of certain of these assets; and

●	In excess of $20 million of equity available under the Company’s shelf registration statement, including under its at-the-market equity program. These funds would first be required to repay the Company’s senior secured notes.

The Company also will continue working with its lenders to pursue other options to increase liquidity and extend the maturity dates of its debt.

The Company believes that its strategic initiatives will provide sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs through the next twelve months.

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

Of the accounts receivable balance, approximately $67,319,000 and $54,820,000 at March 31, 2019 and December 31, 2018, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $38,000 and $12,000 as of March 31, 2019 and December 31, 2018, respectively. The Company recorded a bad debt expense of $26,000 and $47,000 for the three months ended March 31, 2019 and 2018, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

Recent Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for leases under Accounting Standards Codification 842 (“ASC 842”). Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and (2) a “right of use” asset, which is an asset that represents the lessee’s right to use the specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, with some minor exceptions. Lease expense under the new guidance is substantially the same as prior to the adoption. See Note 5 for further information.

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

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended March 31,
Net Sales	2019	2018
Production, recorded as gross:
Ethanol/alcohol sales	$179,388	$219,628
Co-product sales	68,806	74,534
Intersegment sales	364	474
Total production sales	248,558	294,636

Marketing and distribution:
Ethanol/alcohol sales, gross	$107,154	$105,429
Ethanol/alcohol sales, net	455	436
Intersegment sales	1,818	2,226
Total marketing and distribution sales	109,427	108,091

Intersegment eliminations	(2,182)	(2,700)
Net sales as reported	$355,803	$400,027

Cost of goods sold:
Production	$258,594	$298,431
Marketing and distribution	101,829	100,932
Intersegment eliminations	(2,331)	(2,698)
Cost of goods sold, as reported	$358,092	$396,665

Income (loss) before benefit for income taxes:
Production	$(17,566)	$(12,445)
Marketing and distribution	6,119	5,750
Corporate activities	(2,714)	(3,365)
	$(14,161)	$(10,060)
Depreciation and amortization:
Production	$12,005	$9,932
Corporate activities	121	232
	$12,126	$10,164
Interest expense:
Production	$1,706	$2,024
Marketing and distribution	588	363
Corporate activities	2,442	2,118
	$4,736	$4,505

The following table sets forth the Company’s total assets by operating segment (in thousands):

	March 31, 2019	December 31, 2018
Total assets:
Production	$558,379	$532,790
Marketing and distribution	123,552	112,984
Corporate assets	17,090	14,117
	$699,021	$659,891

3.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, co-products, low-carbon and Renewable Identification Number (“RIN”) credits and unleaded fuel, and are valued at the lower-of-cost-or-net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a $223,000 and $2,328,000 valuation adjustment as of March 31, 2019 and December 31, 2018, respectively. Inventory balances consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Finished goods	$42,355	$35,778
Work in progress	7,180	6,855
Raw materials	6,352	7,233
Low-carbon and RIN credits	4,973	6,130
Other	1,871	1,824
Total	$62,731	$57,820

4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three months ended March 31, 2019 and 2018, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into exchange-traded forward contracts for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized losses of $86,000 and $462,000 as the changes in the fair values of these contracts for the three months ended March 31, 2019 and 2018, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of March 31, 2019
	Assets		Liabilities

Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Other current assets	$4,409
Commodity contracts	Derivative instruments	$1,155	Derivative instruments	$5,156

	As of December 31, 2018
	Assets		Liabilities

Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Other current assets	$8,479
Commodity contracts	Derivative instruments	$1,765	Derivative instruments	$6,309

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Losses
		Three Months Ended March 31,
Type of Instrument	Statements of Operations Location	2019	2018
Commodity contracts	Cost of goods sold	$(630)	$(1,658)

		Unrealized Gains
		Three Months Ended March 31,
Type of Instrument	Statements of Operations Location	2019	2018
Commodity contracts	Cost of goods sold	$544	$1,196

5.	LEASES.

As discussed in Note 1, on January 1, 2019, the Company adopted the provisions of ASC 842 using the prospective transition approach, which applies the provisions of ASC 842 upon adoption, with no change to prior periods. This adoption resulted in the Company recognizing initial right of use assets and lease liabilities of $43.8 million. The adoption did not have a significant impact on the Company’s consolidated statement of operations.

Upon the initial adoption of ASC 842, the Company elected the following practical expedients allowable under the guidance: not to reassess whether any expired or existing contracts are or contain leases; not to reassess the lease classification for any expired or existing leases; not to reassess initial direct costs for any existing leases; not to separately identify lease and nonlease components; and not to evaluate historical land easements. Additionally, the Company elected the short-term lease exemption policy, applying the requirements of ASC 842 to only long-term (greater than 1 year) leases.

The Company leases railcar equipment, office equipment and land for certain of its facilities. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three months ended March 31, 2019, the Company’s weighted average discount rate was 6.01%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 57 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. For the three months ended March 31, 2019, the weighted average remaining lease term was 15.4 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

The following table summarizes the remaining maturities of the Company’s operating lease liabilities, assuming all land lease extensions are taken, as of March 31, 2019 (in thousands):

Year Ended:
2019	$7,497
2020	8,370
2021	5,413
2022	5,240
2023	4,513
2024-76	40,282
$71,315

For the three months ended March 31, 2019, the Company recorded operating lease costs of $2,263,000 in cost of goods sold and $118,000 in selling, general and administrative expenses in the Company’s statements of operations

6.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Kinergy line of credit	$70,209	$57,057
Pekin term loan	43,000	43,000
Pekin revolving loan	32,000	32,000
ICP term loan	15,000	16,500
ICP revolving loan	18,000	18,000
Parent notes payable	63,200	66,948
	241,409	233,505
Less unamortized debt discount	(511)	(690)
Less unamortized debt financing costs	(1,317)	(1,377)
Less short-term portion	(143,148)	(146,671)
Long-term debt	$96,433	$84,767

Kinergy Operating Line of Credit – On March 27, 2019, Kinergy amended its credit facility to increase, until September 30, 2019 or earlier on ten days prior notice from the lender, the borrowing base under the credit facility to 90% (increased from 85%) of eligible accounts receivable, plus the lesser of (a) $50,000,000, (b) 80% of eligible inventory (increased from 70%), or (c) 95% of the estimated recovery value of eligible inventory (increased from 85%). With respect to these additional borrowings, to the extent outstanding, the additional borrowings will accrue interest at an annual rate equal to the daily three month LIBOR plus an applicable margin of 4.00%. As of March 31, 2019, Kinergy had additional borrowing availability under its credit facility of $21,848,000, including $7,532,000 of incremental availability under the aforementioned temporary increase.

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

On March 21, 2019, PE Pekin amended its term and revolving credit facilities by agreeing to increase the interest rate under the facilities by 125 basis points to an annual rate equal to the 30-day LIBOR plus 5.00%. PE Pekin and its lender also agreed that it is required to maintain working capital of not less than $15,000,000 from March 21, 2019 through July 15, 2019 and working capital of not less than $30,000,000 from July 15, 2019 and continuing at all times thereafter.

Under this amendment, the lenders agreed to temporarily waive financial covenant violations, working capital maintenance violations and intercompany accounts receivable collections violations that occurred with respect to PE Pekin’s credit agreement. The lenders also agreed to defer all scheduled principal payments, including further deferral of a principal payment in the amount of $3,500,000 due on February 20, 2019 which was previously deferred by the parties.

The waivers and principal deferral expire on July 15, 2019, or earlier in the case of an event of default, at which time the waivers will become permanent if Pacific Ethanol Central, LLC (“PE Central”), PE Pekin’s parent, has made a contribution to PE Pekin in an amount equal to $30,000,000, minus the then-existing amount of PE Pekin’s working capital, plus the amount of any accounts receivable owed by PE Central to PE Pekin, plus $12,000,000 (the “PE Central Contribution Amount”). In addition, if the PE Central Contribution Amount is timely received, the lenders agreed to waive PE Pekin’s debt service coverage ratio financial covenant for the year ended December 31, 2019. If the PE Central Contribution Amount is not timely made, then the temporary waivers will automatically expire.

PE Pekin is also required to pay by July 15, 2019 the aggregate amount of $14,000,000 representing all deferred scheduled principal payments and all additional scheduled principal payments for the remainder of 2019.

Restrictions – At March 31, 2019, there were approximately $195.0 million of net assets at the Company’s subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of the Company’s subsidiaries.

7.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At March 31, 2019, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and co-products. The Company had open ethanol indexed-price contracts for 241,528,000 gallons of ethanol as of March 31, 2019 and open fixed-price ethanol sales contracts totaling $80,294,000 as of March 31, 2019. The Company had open fixed-price co-product sales contracts totaling $31,376,000 and open indexed-price co-product sales contracts for 721,000 tons as of March 31, 2019. These sales contracts are scheduled to be completed throughout 2019.

Purchase Commitments – At March 31, 2019, the Company had indexed-price purchase contracts to purchase 11,442,000 gallons of ethanol and fixed-price purchase contracts to purchase $5,605,000 of ethanol from its suppliers. The Company had fixed-price purchase contracts to purchase $16,700,000 of corn from its suppliers as of March 31, 2019. These purchase commitments are scheduled to be satisfied throughout 2019.

Litigation – General – The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, environmental regulations, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. While there can be no assurances, the Company does not expect that any of its pending legal proceedings will have a material impact on the Company’s financial condition or results of operations.

8.	PENSION PLANS.

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

The Company uses a December 31 measurement date for its Retirement Plan. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations. As of December 31, 2018, the Retirement Plan’s accumulated projected benefit obligation was $18.7 million, with a fair value of plan assets of $13.3 million. The underfunded amount of $5.4 million is recorded on the Company’s consolidated balance sheet in other liabilities. For the three months ended March 31, 2019, the Retirement Plan’s net periodic expense was $94,000, comprised of $190,000 in interest cost and $94,000 in service cost, partially offset by $190,000 of expected return on plan assets. For the three months ended March 31, 2018, the Retirement Plan’s net periodic expense was $76,000, comprised of $174,000 in interest cost and $106,000 in service cost, partially offset by $204,000 of expected return on plan assets.

The Postretirement Plan provides postretirement medical benefits and life insurance to certain “grandfathered” unionized employees. Employees hired after December 31, 2000 are not eligible to participate in the Postretirement Plan. The Postretirement Plan is contributory, with contributions required at the same rate as active employees. Benefit eligibility under the plan reduces at age 65 from a defined benefit to a defined dollar cap based upon years of service. As of December 31, 2018, the Postretirement Plan’s accumulated projected benefit obligation was $5.7 million and is recorded on the Company’s consolidated balance sheet in other liabilities. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations. For the three months ended March 31, 2019, the Postretirement Plan’s net periodic expense was $102,000, comprised of $55,000 of interest cost, $17,000 of service cost and $30,000 of amortization expense. For the three months ended March 31, 2018, the Postretirement Plan’s net periodic expense was $81,000, comprised of $46,000 of interest cost, $2,000 of service cost and $33,000 of amortization expense.

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

The following table summarizes recurring fair value measurements by level at March 31, 2019 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments(1)	$1,155	$1,155	$—	$—
	$1,155	$1,155	$—	$—

Liabilities:
Derivative financial instruments(6)	$(5,156)	$(5,156)	$—	$—
	$(5,156)	$(5,156)	$—	$—

The following table summarizes recurring fair value measurements by level at December 31, 2018 (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Benefit Plan Percentage Allocation
Assets:
Derivative financial instruments(1)	$1,765	$1,765	$—	$—
Defined benefit plan assets (pooled separate accounts):
Large U.S. Equity(2)	3,621	—	3,621	—	27%
Small/Mid U.S. Equity(3)	1,844	—	1,844	—	14%
International Equity(4)	2,106	—	2,106	—	16%
Fixed Income(5)	5,686	—	5,686	—	43%
	$15,022	$1,765	$13,257	$—

Liabilities:
Derivative financial instruments	$(6,309)	$(6,309)	$—	$—

(1)	Included in derivative instruments in the consolidated balance sheets.

(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(6)	Included in derivative instruments in the consolidated balance sheets.

10.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31, 2019
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(12,890)
Less: Preferred stock dividends	(312)
Basic and diluted loss per share:
Net loss available to common stockholders	$(13,202)	45,517	$(0.29)

	Three Months Ended March 31, 2018
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(7,841)
Less: Preferred stock dividends	(312)
Basic and diluted loss per share:
Net loss available to common stockholders	$(8,153)	42,912	$(0.19)

There were an aggregate of 635,000 and 912,000 potentially dilutive weighted-average shares from convertible securities outstanding for the three months ended March 31, 2019 and 2018, respectively. These convertible securities were not considered in calculating diluted net loss per share for the three months ended March 31, 2019 and 2018, as their effect would have been anti-dilutive.

11.	PARENT COMPANY FINANCIALS.

Restricted Net Assets – At March 31, 2019, the Company had approximately $195,000,000 of net assets at its subsidiaries that were not available to be transferred to Pacific Ethanol in the form of dividends, distributions, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

Parent company financial statements for the periods covered in this report are set forth below (in thousands):

ASSETS	March 31, 2019	December 31, 2018

Current Assets:
Cash and cash equivalents	$6,282	$6,759
Receivables from subsidiaries	10,378	17,156
Other current assets	1,710	1,659
Total current assets	18,370	25,574

Property and equipment, net	447	522
Other Assets:
Investments in subsidiaries	282,132	286,666
Pacific Ethanol West plant receivable	58,766	58,766
Right of use operating lease assets, net	3,444	—
Other assets	1,437	1,437
Total other assets	345,779	346,869

Total Assets	$364,596	$372,965

Liabilities

Current Liabilities:
Accounts payable and accrued liabilities	$2,950	$2,469
Accrued PE Op Co. purchase	3,829	3,829
Current portion of long-term debt	62,689	66,255
Other current liabilities	613	385
Total current liabilities	70,081	72,938

Operating leases, net of current portion	3,231	—
Deferred tax liabilities	251	251
Other liabilities	1	9

Total Liabilities	73,564	73,198

Stockholders’ Equity:
Preferred stock	1	1
Common and non-voting common stock	49	46
Additional paid-in capital	936,643	932,179
Accumulated other comprehensive loss	(2,459)	(2,459)
Accumulated deficit	(643,202)	(630,000)
Total Pacific Ethanol, Inc. stockholders’ equity	291,032	299,767

Total Liabilities and Stockholders’ Equity	$364,596	$372,965

	Three Months Ended March 31,
	2019	2018
Management fees from subsidiaries	$3,330	$3,078
Selling, general and administrative expenses	4,729	5,376
Loss from operations	(1,399)	(2,298)
Interest income	1,159	1,161
Interest expense	(2,456)	(2,132)
Loss before benefit for income taxes	(2,696)	(3,269)
Benefit for income taxes	—	563
Loss before equity in losses of subsidiaries	(2,696)	(2,706)
Equity in losses of subsidiaries	(10,194)	(5,135)
Consolidated net loss	$(12,890)	$(7,841)

	For the Three Months Ended March 31,
	2019	2018
Operating Activities:
Net loss	$(12,890)	$(7,841)
Adjustments to reconcile net loss to cash used in operating activities:
Equity in losses of subsidiaries	10,194	5,135
Depreciation	75	186
Deferred income taxes	—	563
Amortization of debt discounts	178	179
Changes in operating assets and liabilities:
Accounts receivables	1,778	(2,673)
Other assets	(264)	(937)
Accounts payable and accrued expenses	45	1,759
Accounts payable with subsidiaries	797	(625)
Net cash used in operating activities	$(87)	$(4,254)
Investing Activities:
Additions to property and equipment	$—	$(13)
Net cash used in investing activities	$—	$(13)
Financing Activities:
Proceeds from issuances of common stock	$3,670	$—
Payments on senior notes	(3,748)	—
Preferred stock dividend payments	(312)	(312)
Net cash used in financing activities	$(390)	$(312)
Net decrease in cash and cash equivalents	(477)	(4,579)
Cash and cash equivalents at beginning of period	6,759	5,314
Cash and cash equivalents at end of period	$6,282	$735

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Current Initiatives and Outlook

We believe the ethanol market is emerging from its cyclical trough in late 2018 when crush margins were at historic lows. Our first quarter 2019 results reflect these improving market conditions. The sequential improvement in our results over the fourth quarter of 2018 resulted from three primary factors: improved crush margins, increased sales of higher-margin third-party ethanol compared to our produced ethanol, and our cost-cutting efforts.

We continue to moderate production in locations most impacted by high inventory levels. We are also using Kinergy’s marketing platform to source third-party ethanol to help meet our contractual commitments and support our decision to moderate production. Overall, we are operating at approximately 83% of production capacity across our plants. The ethanol supply-demand balance is tightening, with seasonal increases in demand and lower industry ethanol levels resulting in improved production margins. Carbon values in our West Coast markets remain strong, resulting in robust premiums for our lower-carbon ethanol.

When looking at the overall ethanol industry, we continue to believe the compelling cost, octane and carbon benefits of ethanol will drive additional demand in 2019 supported by an expected resolution of trade disputes with China and a final rule from the Environmental Protection Agency, or EPA, facilitating the year-round use of higher ethanol blends.

A resolution of trade disputes with China would reopen a large market for United States ethanol as China continues on its path toward 10% ethanol blend rates, which would require over 4.0 billion gallons of ethanol annually. China’s current domestic production capacity is only 1.0 billion gallons, therefore the region represents a significant market opportunity for United States ethanol producers.

E15 adoption continues apace, with E15 offered at more than 1,700 retail stations across 30 states. Pre-blended ethanol is also now available for distribution at more than 100 terminals in the United States. We expect the EPA to finalize a rule by June 1st that facilitates the year-round use of E15, resulting in additional demand this summer and material additional growth in future years.

Wholesale ethanol is trading at a significant discount to wholesale gasoline which is also driving new domestic and international demand for ethanol. In addition, with prices for Renewable Identification Numbers, or RINs, at near five-year lows, we see no rationale or legal basis for the EPA’s practice of granting small refinery exemptions from the Renewable Fuel Standard, or RFS, which has negatively impacted demand and ethanol margins. Fewer EPA exemptions will support stronger domestic ethanol demand in 2019 and future years.

We are pursuing a number of strategic initiatives focused on the potential sale of certain production assets, a reduction of our debt levels, a strengthening of our cash and liquidity position, and opportunities for strategic partnerships and capital raising activities, positioning us to optimize our business performance. Our most significant challenge in meeting these objectives would be a continued adverse margin environment. We continue to make progress on our plans, however, and in late March, we amended credit and related agreements to provide us with additional flexibility and liquidity as we continue to pursue our strategic initiatives.

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

We also continue to focus on implementing initiatives and investing in our assets to reduce costs, both at the operating and corporate levels; further diversifying our sales through additional high-protein animal feed and high-quality alcohol products; and improving yields and our carbon scores.

Critical Accounting Policies

The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: revenue recognition; impairment of long-lived assets; valuation of allowance for deferred taxes; derivative instruments; accounting for business combinations; and allowance for doubtful accounts. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended March 31,		Percentage Change
	2019	2018
Production gallons sold (in millions)	116.9	140.8	(17.0)%
Third party gallons sold (in millions)	94.9	91.9	3.3%
Total gallons sold (in millions)	211.8	232.7	(9.0)%
Total gallons produced (in millions)	122.5	142.1	(13.8)%
Production capacity utilization	82%	94%	(12.8)%
Average sales price per gallon	$1.53	$1.57	(2.5)%
Corn cost per bushel—CBOT equivalent	$3.73	$3.57	4.5%
Average basis(1)	0.38	0.27	40.7%
Delivered cost of corn	$4.11	$3.84	7.0%

Total co-product tons sold (in thousands)	684.1	798.0	(14.3)%
Co-product revenues as % of delivered cost of corn(2)	38.8%	37.1%	4.6%

Average CBOT ethanol price per gallon	$1.32	$1.42	(7.0)%
Average CBOT corn price per bushel	$3.73	$3.66	1.9%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.

(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2019	2018	Dollars	Percent

Net sales	$355,803	$400,027	$(44,224)	(11.1)%
Cost of goods sold	358,092	396,665	(38,573)	(9.7)%
Gross profit (loss)	$(2,289)	$3,362	$(5,651)	NM
Percentage of net sales	(0.6)%	0.8%

Net Sales

The decrease in our net sales for the three months ended March 31, 2019 as compared to the same period in 2018 was due to both a decrease in our total ethanol gallons sold and a decrease in our average ethanol sales price per gallon.

We sold fewer production gallons and co-products for the three months ended March 31, 2019 as compared to the same period in 2018. These decreases are primarily due lower production capacity utilization at our plants in response to a lower ethanol crush margin environment. Our production capacity utilization declined to 82% for the three months ended March 31, 2019 compared to 94% for the same period in 2018. Our third-party gallons sold, however, increased over the same period as we continued to focus our third-party ethanol sales in regions where we have a stronger presence around our own production assets or more favorable margins, as well as to compensate for lower production levels and meet our contractual commitments.

On a consolidated basis, our average sales price per gallon decreased 2.5% to $1.53 for the three months ended March 31, 2019 compared to our average sales price per gallon of $1.57 for the same period in 2018. The average Chicago Board of Trade, or CBOT, ethanol price per gallon, decreased 7.0% to $1.32 for the three months ended March 31, 2019 compared to an average CBOT sales price per gallon of $1.42 for the same period in 2018.

Production Segment

Net sales of ethanol from our production segment declined by $40.2 million, or 18%, to $179.4 million for the three months ended March 31, 2019 as compared to $219.6 million for the same period in 2018. Our total volume of production ethanol gallons sold declined by 23.9 million gallons, or 17%, to 116.9 million gallons for the three months ended March 31, 2019 as compared to 140.8 million gallons for the same period in 2018. Our production segment’s average sales price per gallon declined 2% to $1.53 for the three months ended March 31, 2019 compared to our production segment’s average sales price per gallon of $1.56 for the same period in 2018. At our production segment’s average sales price per gallon of $1.53 for the three months ended March 31, 2019, we generated $36.7 million less in net sales from our production segment from the 23.9 million fewer gallons of produced ethanol sold in the three months ended March 31, 2019 as compared to the same period in 2018. The decline of $0.03 in our production segment’s average sales price per gallon for the three months ended March 31, 2019 as compared to the same period in 2018 reduced our net sales of ethanol from our production segment by $3.5 million.

Net sales of co-products declined $5.7 million, or 8%, to $68.8 million for the three months ended March 31, 2019 as compared to $74.5 million for the same period in 2018. Our total volume of co-products sold declined by 113.9 thousand tons, or 14%, to 684.1 thousand tons for the three months ended March 31, 2019 from 798.0 thousand tons for the same period in 2018 and our average sales price per ton increased to $100.58 per ton for the three months ended March 31, 2019 from $93.40 per ton for the same period in 2018. At our average sales price per ton of $100.58 for the three months ended March 31, 2019, we generated $11.4 million less in net sales from the 113.9 thousand ton decline in co-products sold in the three months ended March 31, 2019 as compared to the same period in 2018. The increase in our average sales price per ton of $7.18, or 8%, for the three months ended March 31, 2019 as compared to the same period in 2018 increased our net sales of co-products by $5.7 million.

Marketing Segment

Net sales of ethanol from our marketing segment, excluding intersegment sales, increased by $1.7 million, or 2%, to $107.6 million for the three months ended March 31, 2019 as compared to $105.9 million for the same period in 2018. Our total volume of ethanol gallons sold by our marketing segment declined by 20.9 million gallons, or 9%, to 211.8 million gallons for the three months ended March 31, 2019 as compared to 232.7 million gallons for the same period in 2018. As noted above, 23.9 million fewer production gallons sold, partially offset by 3.0 million additional third party gallons sold, accounted for this decline.

Our marketing segment’s average sales price per gallon declined 3% to $1.64 for the three months ended March 31, 2019 compared to our marketing segment’s average sales price per gallon of $1.69 for the same period in 2018.

At our marketing segment’s average sales price per gallon of $1.64 for the three months ended March 31, 2019, we generated $4.6 million in additional net sales from our marketing segment from the additional 3.0 million gallons in third-party ethanol sold in the three months ended March 31, 2019 as compared to the same period in 2018.The decline of $0.05 in our marketing segment’s average sales price per gallon for the three months ended March 31, 2019 as compared to the same period in 2018 reduced our net sales from third-party ethanol sold by our marketing segment by $2.9 million.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit (loss) declined to a gross loss of $2.3 million for the three months ended March 31, 2019 as compared to a gross profit of $3.4 million for the same period in 2018, representing a negative gross profit margin of 0.6% for the three months ended March 31, 2019 as compared to a positive gross margin of 0.8% for the same period in 2018. Our consolidated gross profit (loss) declined primarily due to significantly lower crush margins resulting from lower ethanol prices and higher corn costs.

Production Segment

Our production segment’s gross loss from external sales declined by $6.2 million to a gross loss of $10.0 million for the three months ended March 31, 2019 as compared to a gross loss of $3.8 million for the same period in 2018. Of this decrease, $8.3 million is attributable to lower margins, partially offset by $2.0 million in lower gross loss from reduced production volumes for the three months ended March 31, 2019 as compared to the same period in 2018.

Marketing Segment

Our marketing segment’s gross profit improved by $0.6 million to $7.8 million for the three months ended March 31, 2019 as compared to $7.2 million for the same period in 2018. Of this increase, $0.3 million is attributable to our improved margins per gallon for the three months ended March 31, 2019 as compared to the same period in 2018 and $0.3 million in higher gross profit is attributable to the 3.0 million gallon increase in third-party marketing volumes for the three months ended March 31, 2019 as compared to the same period in 2018.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2019	2018	Dollars	Percent
Selling, general and administrative expenses	$8,235	$9,315	$(1,080)	(11.6)%
Percentage of net sales	2.3%	2.3%

Our SG&A expenses declined for the three months ended March 31, 2019 as compared to the same period in 2018. The $1.0 million period over period decrease in SG&A expenses is primarily due to a $0.6 million reduction in professional fees. We anticipate SG&A expenses will total approximately $9.0 million for the second quarter of 2019.

Net Loss Available to Common Stockholders

The following table presents our net loss available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2019	2018	Dollars	Percent
Net loss available to Common Stockholders	$13,202	$8,153	$5,049	61.9%
Percentage of net sales	3.7%	2.0%

The increase in net loss available to common stockholders is primarily due to our decreased gross profit, as discussed above, for the three months ended March 31, 2019 as compared to the same period in 2018.

Liquidity and Capital Resources

During the three months ended March 31, 2019, we funded our operations primarily from cash on hand and advances from our revolving credit facilities. These funds were also used to make capital expenditures, capital lease payments and principal payments on term debt.

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

In response to these adverse conditions, we have initiated and expect to complete over the next five months strategic initiatives focused on the potential sale of certain production assets, a reduction of our debt levels, a strengthening of our cash and liquidity position, and opportunities for strategic partnerships and capital raising activities, positioning us to optimize our business performance. Our most significant challenge in meeting these objectives would be a continued adverse margin environment. We believe we have excellent production assets with values well in excess of our near term liquidity needs. We are also confident in our strong relationships with our financial and commercial partners and believe we are taking the appropriate steps to increase our shareholder value to benefit all of our stakeholders long-term and to provide greater financial flexibility to execute future strategic initiatives.

Our current available capital resources consist of cash on hand and amounts available for borrowing under our credit facilities. We expect that our future available capital resources will consist primarily of our current cash balances, availability under our lines of credit, any cash generated from operations, net cash proceeds from any sale of production assets and net cash proceeds from any equity sales or debt financing transactions.

At March 31, 2019, on a consolidated basis, we had an aggregate of $21.8 million in cash and Kinergy had $21.8 million in excess availability under its credit facility.

As of March 31, 2019, our current liabilities of $236.2 exceeded our current assets of $176.7 million, resulting in a working capital deficit of $59.5 million. This working capital deficit arises from:

●	Our senior secured notes in the amount of $63.2 million at March 31, 2019, are due on December 15, 2019 and therefore listed as current liabilities. We believe we are in compliance with the terms of these notes. We intend to repay these notes on or before their maturity using the net proceeds from the results of our strategic initiatives. See “—Pacific Ethanol, Inc. Notes Payable” below.

●	Our term loan in the amount of $43.0 million and our revolving loan in the amount of $32.0 million, both associated with our Pekin facilities, are listed as current liabilities due to a temporary forebearance agreement with our lender. See “—Pekin Credit Facilities” below.

We believe our strategic initiatives, if implemented timely and on suitable terms, will provide sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs through at least the next twelve months. However, if we are unable to timely implement our strategic initiatives, if margins do not improve, or if we are unable to further defer principal and/or interest payments or extend the maturity date of our debt, we will likely have insufficient liquidity through the next twelve months, or earlier depending on margins, operating cash flows and lender forbearance. In addition, if margins do not improve from current levels, we may be forced to curtail our production at one or more of our operating facilities. See “Risk Factors”.

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

	March 31, 2019	December 31, 2018	Change
Cash and cash equivalents	$21,751	$26,627	(18.3)%
Current assets	$176,697	$168,804	4.7%
Property and equipment, net	$472,735	$482,657	(2.1)%
Current liabilities	$236,169	$231,859	1.9%
Long-term debt, net of current portion	$96,433	$84,767	13.8%
Working capital deficit	$(59,472)	$(63,055)	(5.7)%
Working capital ratio	0.75	0.73	2.7%

Restricted Net Assets

At March 31, 2019, we had approximately $195.0 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of our subsidiaries.

Changes in Working Capital and Cash Flows

Our working capital deficit improved to $59.5 million at March 31, 2019 from a deficit of $63.1 million at December 31, 2018 as a result of an increase of $7.9 million in current assets, partially offset by an increase of $4.3 million in current liabilities.

Our current liabilities increased by $4.3 million at March 31, 2019 as compared to December 31, 2018 primarily due to an increase in the current portion of our operating leases of $7.6 million as we adopted a new accounting standard. Our current liabilities include our senior secured notes in the amount of $63.2 million, which are due within one year, and our Pekin credit facilities in the amount of approximately $75.0 million due to temporary lender forbearance.

Current assets increased primarily due to an increase of $10.8 million in accounts receivable, due to the timing of collections, and an increase of $4.9 million in inventories due to the timing of purchases.

Our cash and cash equivalents declined by $4.9 million at March 31, 2019 as compared to December 31, 2018 primarily due to $15.0 million in cash used in our operating activities as a result of poor margins, partially offset by $11.3 million in cash provided from our financing activities from additional borrowings and sales of our common stock.

Cash used in our Operating Activities

Cash used in our operating activities increased by $23.9 million for the three months ended March 31, 2019, as compared to the same period in 2018. We used $15.0 million of cash in our operating activities during the period. Specific factors that contributed to the increase in cash used in our operating activities include:

●	an increase of $4.7 million in our consolidated net loss;

●	a decrease of $16.0 million related to accounts receivable primarily due to the timing of collections;

●	a decrease of 10.9 million related to accounts payable, accrued liabilities and operating leases due to the timing of payments and our adoption of a new accounting standard; and

●	a decrease of $1.7 million related to prepaid inventory due to the timing of purchases.

These amounts were partially offset by:

●	an increase of $2.0 million in depreciation expense;

●	an increase of $3.8 million related to inventories due to the timing of purchases; and

●	an increase of $3.7 million related to prepaid expenses and other assets due to the timing of payments.

Cash used in our Investing Activities

Cash used in our investing activities declined by $3.2 million for the three months ended March 31, 2019 as compared to the same period in 2018. The decrease in cash used in our investing activities is primarily due to reduced spending on capital projects during a low margin environment.

Cash provided by our Financing Activities

Cash provided by our financing activities increased by $7.9 million for the three months ended March 31, 2019 as compared to the same period in 2018. The increase in cash provided by our financing activities is primarily due to $4.4 million in increased net borrowings under Kinergy’s line of credit and $3.7 million in sales of our common stock.

Capital Expenditures

Our capital expenditures totaled $1.1 million for the first quarter of 2019, largely attributable to ongoing repair and maintenance of our facilities. We expect capital expenditures of $4.0 million for all of 2019, almost solely related to normal repair and maintenance of our facilities.

Kinergy Operating Line of Credit

Kinergy maintains an operating line of credit for an aggregate amount of up to $100.0 million. The credit facility matures on August 2, 2022. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging from 1.50% to 2.00%, or up to 4.00% for additional borrowings under relaxed borrowing base credit terms through September 30, 2019. The credit facility’s monthly unused line fee is 0.25% to 0.375% of the amount by which the maximum credit under the facility exceeds the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to Kinergy are limited under the terms of the credit facility to $1.5 million per fiscal quarter. The credit facility also includes the accounts receivable of Pacific Ag. Products, LLC, or PAP, as additional collateral. Payments that may be made by PAP to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to PAP are limited under the terms of the credit facility to $0.5 million per fiscal quarter. PAP, one of our indirect wholly-owned subsidiaries, markets our co-products and also provides raw material procurement services to our subsidiaries.

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

	Three Months Ended March 31,		Years Ended December 31,
	2019	2018	2018	2017

Fixed-Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	16.35	7.72	19.06	2.79
Excess	14.35	5.72	17.06	0.79

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of March 31, 2019, Kinergy had an outstanding balance of $70.2 million with additional borrowing availability under the credit facility of $21.8 million.

Pekin Credit Facilities

On December 15, 2016, our wholly-owned subsidiary, Pacific Ethanol Pekin, LLC, or PE Pekin, entered into term and revolving credit facilities. PE Pekin borrowed $64.0 million under a term loan facility that matures on August 20, 2021 and $32.0 million under a revolving credit facility that matures on February 1, 2022. The PE Pekin credit facilities are secured by a first-priority security interest in all of PE Pekin’s assets. Interest initially accrued under the PE Pekin credit facilities at an annual rate equal to the 30-day LIBOR plus 3.75%, payable monthly. PE Pekin is required to make quarterly principal payments in the amount of $3.5 million on the term loan beginning on May 20, 2017, with the remaining principal balance payable at maturity on August 20, 2021. PE Pekin is required to pay monthly in arrears a fee on any unused portion of the revolving credit facility at a rate of 0.75% per annum. Prepayment of these facilities is subject to a prepayment penalty. Under the initial terms of the credit facilities, PE Pekin was required to maintain not less than $20.0 million in working capital and an annual debt service coverage ratio of not less than 1.25 to 1.0.

On August 7, 2017, PE Pekin amended its term and revolving credit facilities by agreeing to increase the interest rate under the facilities by 25 basis points to an annual rate equal to the 30-day LIBOR plus 4.00%. PE Pekin and its lender also agreed that PE Pekin is required to maintain working capital of not less than $17.5 million from August 31, 2017 through December 31, 2017 and working capital of not less than $20.0 million from January 1, 2018 and continuing at all times thereafter. In addition, the required debt service coverage ratio was reduced to 0.15 to 1.00 for the fiscal year ended December 31, 2017. PE Pekin’s actual debt service coverage ratio was 0.17 to 1.00 for the fiscal year ended December 31, 2017, 0.02 in excess of the required 0.15 to 1.00. For the month ended January 31, 2018, PE Pekin was not in compliance with its working capital requirement due to larger than anticipated repair and maintenance expenses to replace faulty equipment. PE Pekin has received a waiver from its lender for this noncompliance. Further, the lender decreased PE Pekin’s working capital covenant requirement to $13.0 million for the month ended February 28, 2018, excluding from the calculation a $3.5 million principal payment previously due in May 2018.

On March 30, 2018, PE Pekin further amended its term loan facility by reducing the amount of working capital it is required to maintain to not less than $13.0 million from March 31, 2018 through November 30, 2018 and not less than $16.0 million from December 1, 2018 and continuing at all times thereafter. In addition, a principal payment in the amount of $3.5 million due for May 2018 was deferred until the maturity date of the term loan.

At December 31, 2018 and January 31, 2019, PE Pekin experienced certain covenant violations under its term and revolving credit facilities. In February 2019, PE Pekin reached an agreement with its lender to forbear until March 11, 2019 and to defer a $3.5 million principal payment until that date.

On March 21, 2019, PE Pekin amended its term and revolving credit facilities by agreeing to increase the interest rate under the facilities by 125 basis points to an annual rate equal to the 30-day LIBOR plus 5.00%. PE Pekin and its lender also agreed that it is required to maintain working capital of not less than $15.0 million from March 21, 2019 through July 15, 2019 and working capital of not less than $30.0 million from July 15, 2019 and continuing at all times thereafter.

Under this amendment, the lenders agreed to temporarily waive financial covenant violations, working capital maintenance violations and intercompany accounts receivable collections violations that occurred with respect to the credit agreement. The lenders also agreed to defer all scheduled principal payments, including further deferral of a principal payment in the amount of $3.5 million due on February 20, 2019 which was previously deferred by the parties.

The waivers and principal deferral expire on July 15, 2019, or earlier in the case of an event of default, at which time the waivers will become permanent if PE Pekin’s parent, Pacific Ethanol Central, LLC, or PE Central, has made a contribution to PE Pekin in an amount equal to $30.0 million, minus the then-existing amount of the PE Pekin’s working capital, plus the amount of any accounts receivable owed by PE Central to PE Pekin, plus $12.0 million, or the Parent Contribution Amount. In addition, if the Parent Contribution Amount is timely received, the lenders agreed to waive the PE Pekin’s debt service coverage ratio financial covenant for the year ended December 31, 2019. If the Parent Contribution Amount is not timely made, then the temporary waivers will automatically expire.

PE Pekin is also required to pay by July 15, 2019 the aggregate amount of $14.0 million representing all deferred scheduled principal payments and all additional scheduled principal payments for the remainder of 2019. As of March 31, 2019, PE Pekin had no additional borrowing availability under its revolving credit facility.

ICP Credit Facilities

On September 15, 2017, ICP entered into term and revolving credit facilities. ICP borrowed $24.0 million under a term loan facility that matures on September 20, 2021 and $18.0 million under a revolving credit facility that matures on September 1, 2022. The ICP credit facilities are secured by a first-priority security interest in all of ICP’s assets. Interest accrues under the ICP credit facilities at an annual rate equal to the 30-day LIBOR plus 3.75%, payable monthly. ICP is required to make quarterly consecutive principal payments in the amount of $1.5 million. ICP is required to pay monthly in arrears a fee on any unused portion of the revolving credit facility at a rate of 0.75% per annum. Prepayment of these facilities is subject to a prepayment penalty. Under the terms of the credit facilities, ICP is required to maintain not less than $8.0 million in working capital and an annual debt service coverage ratio of not less than 1.5 to 1.0, beginning for the year ended December 31, 2018. As of March 31, 2019, ICP had no additional borrowing availability under its revolving credit facility.

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

We are actively evaluating opportunities to repay or refinance our senior notes in advance of their December 2019 maturity as part of our strategic initiatives.

At-the-Market Program

We have established an “at-the-market” equity distribution program under which we may offer and sell shares of common stock to, or through, sales agents by means of ordinary brokers’ transactions on the NASDAQ, in block transactions, or as otherwise agreed to between us and the sales agent at prices we deem appropriate. We are under no obligation to offer and sell shares of common stock under the program. For the three months ended March 31, 2019, we sold 3,137,392 shares of common stock through our “at-the-market” equity program that resulted in net proceeds of $3,736,251 and fees paid to our sales agent of $65,838. The net proceeds from these issuances, and future equity issuances, are to be used to repay a portion of our senior secured notes maturing December 15, 2019.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three months ended March 31, 2019 and 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2019 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Risks Related to our Business

If we are unable to timely implement our strategic initiatives and raise sufficient capital on suitable terms, we will likely have insufficient liquidity to operate our business through the next twelve months, or earlier, resulting in a material adverse effect on our business, prospects, financial condition and results of operations, which could result in a need to seek protection under the U.S. Bankruptcy Code.

We are engaged in strategic initiatives to reduce our debt levels and provide additional liquidity to operate our business. These initiatives will likely require the prompt sale of certain production assets as well as other capital raising activities. Financing, whether through a sale of production assets or other capital raising activities, may not be available on a timely basis, in sufficient amounts, on terms acceptable to us, or at all. In addition, any equity financing may cause significant dilution to existing stockholders and any debt financing or other financing of securities senior to our common stock will likely include financial and other covenants that will restrict our flexibility, including our ability to pay dividends on our common stock.

If we are unable to timely sell production assets or raise additional capital, or both, in sufficient amounts and on suitable terms, if margins do not improve, or if we are unable to further defer principal and/or interest payments or extend the maturity date of our debt, we will likely have insufficient liquidity to operate our business through the next twelve months, or earlier depending on margins, operating cash flows and lender forbearance. A failure to timely implement our strategic initiatives on suitable terms will have a material adverse effect on our business, prospects, financial condition and results of operations and could result in a need to seek protection under the U.S. Bankruptcy Code for all or some portion of our production asset and other subsidiaries, at the parent company level, or both.

We may not have sufficient liquidity to satisfy our obligations under our Pekin credit facility.

PE Central is obligated to contribute to PE Pekin, on or prior to July 15, 2019, the amount of $30.0 million, minus the then-existing amount of PE Pekin’s working capital, plus the amount of any accounts receivable owed by PE Central to PE Pekin, plus $12.0 million. In addition, PE Pekin is required to pay to the lender under the Pekin credit facility, on or prior to July 15, 2019, the amount of $14.0 million representing all deferred scheduled principal payments and all additional scheduled principal payments for the remainder of 2019. PE Central’s ability to contribute and PE Pekin’s ability to pay the amounts due will be subject to our liquidity position at the time. We cannot assure you that we will have sufficient financial resources or that we will be able to sell production assets or arrange financing to contribute and pay the amounts due. If PE Central is unable to contribute or if PE Pekin is unable to pay the amounts due under our Pekin credit facility, our lender could declare all debt obligations due and payable and foreclose on its security interest in our Pekin production assets which would force us to seek protection under the U.S. Bankruptcy Code for our Pekin subsidiaries and could result in a loss of those assets, any of which would have a material adverse effect on our business, prospects, financial condition and results of operations.

We may not have sufficient liquidity to satisfy our obligations under our senior secured notes.

We are obligated to make interest payments of approximately $2.0 million per quarter under our senior secured notes. In addition, the entire outstanding principal amount of the notes, currently approximately $63.2 million, is due and payable on December 15, 2019. Our obligations under these notes are direct obligations of Pacific Ethanol, Inc. and are secured by our ownership interests in our West Coast production assets. Our ability to pay the amounts due under the notes will be subject to our liquidity position at the time. We cannot assure you that we will have sufficient financial resources or that we will be able to sell production assets or arrange financing to pay the amounts due under the notes. If we are unable to pay the amounts due under the notes, our lenders could pursue a claim directly against Pacific Ethanol, Inc. and foreclose on their security interest in our West Coast production assets resulting in a loss of those assets, which would have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, we may be forced to seek protection under the U.S. Bankruptcy Code.

We have incurred significant losses and negative operating cash flow in the past and we may incur losses and negative operating cash flow in the future, which may hamper our operations and impede us from expanding our business.

We have incurred significant losses and negative operating cash flow in the past. For the three months ended March 31, 2019 and 2018, we incurred consolidated net losses of approximately $14.2 million and $9.5 million, respectively. For the years ended December 31, 2018 and 2017, we incurred consolidated net losses of approximately $67.9 million and $38.1 million, respectively. For the three months ended March 31, 2019, we incurred negative operating cash flows of approximately $15.0 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from future financing activities, if any, to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	fluctuations in the market prices of ethanol and its co-products;

•	the cost of key inputs to the production of ethanol, including corn and natural gas;

•	the volume and timing of the receipt of orders for ethanol from major customers;

•	competitive pricing pressures;

•	our ability to timely and cost-effectively produce, sell and deliver ethanol;

•	the announcement, introduction and market acceptance of one or more alternatives to ethanol;

•	changes in market valuations of companies similar to us;

•	stock market price and volume fluctuations generally;

•	regulatory developments or increased enforcement;

•	fluctuations in our quarterly or annual operating results;

•	the timing and results of our strategic initiatives;

•	additions or departures of key personnel;

•	our ability to obtain any necessary financing;

•	our financing activities and future sales of our common stock or other securities, as well as stockholder dilution; and

•	our ability to maintain contracts that are critical to our operations.

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

At March 31, 2019, we had approximately $195.0 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of our subsidiaries.

For each of the three months ended March 31, 2019 and 2018, we declared and paid in cash an aggregate of $0.3 million in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly. Dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit Number	Description (**)

10.1	Amendment No. 4 to Credit Agreement and Other Loan Documents dated March 20, 2019 by and among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA and CoBank, ACB (*)

10.2	Third Amended and Restated Term Note dated March 20, 2019 by Pacific Ethanol Pekin, LLC in favor of Compeer Financial, PCA in the face amount of $64,000,000 (*)

10.3	Second Amended and Restated Revolving Term Note dated March 20, 2019 by Pacific Ethanol Pekin, LLC in favor of Compeer Financial, PCA in the face amount of $32,000,000 (*)

10.4	Security Agreement dated March 20, 2019 by and among Pacific Ethanol Pekin, LLC, Compeer Financial PCA and CoBank ACB (*)

10.5	Guaranty and Contribution Agreement dated March 20, 2019 by Pacific Ethanol Central, LLC for the benefit of Compeer Financial, PCA and CoBank, ACB (*)

10.6	Pledge Agreement dated March 20, 2019 by and among Pacific Ethanol Central, LLC, Pacific Aurora, LLC and CoBank, ACB (*)

10.7	Amendment No. 1 to Second Amended and Restated Credit Agreement dated March 27, 2019 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Bank, National Association (*)

10.8	Pacific Ethanol, Inc. 2019 Short-Term Incentive Plan Description (*)

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

(*)	Filed herewith.

(**)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: May 3, 2019	By:	/S/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)