Form 10-Q
period 2019-06-30
Pacific Ethanol, Inc.
filed 2019-08-07
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, there were 49,771,412 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, and 896 shares of Pacific Ethanol, Inc. non-voting common stock, $0.001 par value per share, outstanding.

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2019	2018
	(unaudited)	*
ASSETS

Current Assets:
Cash and cash equivalents	$16,513	$26,627
Accounts receivable, net (net of allowance for doubtful accounts of $39 and $12, respectively)	68,014	67,636
Inventories	77,490	57,820
Prepaid inventory	3,262	3,090
Income tax receivable	612	612
Derivative instruments	5,437	1,765
Other current assets	3,131	11,254
Total current assets	174,459	168,804
Property and equipment, net	462,534	482,657

Other Assets:
Right of use operating lease assets, net	40,177	—
Intangible assets	2,678	2,678
Other assets	5,972	5,842
Total other assets	48,827	8,520
Total Assets	$685,820	$659,981

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2018.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	June 30,	December 31,
	2019	2018
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable – trade	$45,093	$48,176
Accrued liabilities	18,718	23,421
Current portion – operating leases	7,272	—
Current portion – long-term debt	143,379	146,671
Derivative instruments	684	6,309
Other current liabilities	11,194	7,282
Total current liabilities	226,340	231,859

Long-term debt, net of current portion	102,747	84,767
Operating leases, net of current portion	31,517	—
Assessment financing	9,342	9,342
Other liabilities	14,554	14,648

Total Liabilities	384,500	340,616

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of June 30, 2019 and December 31, 2018; liquidation preference of $18,075 as of June 30, 2019	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 49,838 and 45,771 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	50	46
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	937,208	932,179
Accumulated other comprehensive loss	(2,459)	(2,459)
Accumulated deficit	(651,163)	(630,000)
Total Pacific Ethanol, Inc. Stockholders’ Equity	283,637	299,767
Noncontrolling interests	17,683	19,598
Total Stockholders’ Equity	301,320	319,365
Total Liabilities and Stockholders’ Equity	$685,820	$659,981

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2018.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net sales	$346,301	$410,522	$702,104	$810,549
Cost of goods sold	342,330	411,795	700,422	808,460
Gross profit (loss)	3,971	(1,273)	1,682	2,089
Selling, general and administrative expenses	6,708	8,898	14,943	18,213
Loss from operations	(2,737)	(10,171)	(13,261)	(16,124)
Interest expense, net	(5,115)	(4,177)	(9,851)	(8,682)
Other income (expense), net	(438)	(256)	661	142
Loss before benefit for income taxes	(8,290)	(14,604)	(22,451)	(24,664)
Benefit for income taxes	—	—	—	563
Consolidated net loss	(8,290)	(14,604)	(22,451)	(24,101)
Net loss attributed to noncontrolling interests	644	1,696	1,915	3,352
Net loss attributed to Pacific Ethanol, Inc.	$(7,646)	$(12,908)	$(20,536)	$(20,749)
Preferred stock dividends	$(315)	$(315)	$(627)	$(627)
Net loss available to common stockholders	$(7,961)	$(13,223)	$(21,163)	$(21,376)
Net loss per share, basic and diluted	$(0.17)	$(0.31)	$(0.45)	$(0.50)
Weighted-average shares outstanding, basic and diluted	47,771	43,285	46,651	43,098

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities:
Consolidated net loss	$(22,451)	$(24,101)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	23,915	20,418
Deferred income taxes	—	(563)
Amortization of debt discount	357	357
Amortization of deferred financing fees	272	608
Non-cash compensation	1,518	1,695
(Gain) loss on derivative instruments	(4,885)	3,370
Bad debt expense	27	45
Changes in operating assets and liabilities:
Accounts receivable	913	7,781
Inventories	(19,670)	(5,755)
Prepaid expenses and other assets	7,994	(1,437)
Prepaid inventory	(172)	1,485
Operating leases	(5,169)	—
Accounts payable and accrued expenses	(8,403)	1,003
Net cash provided by (used in) operating activities	(25,754)	4,906
Investing Activities:
Additions to property and equipment	(1,536)	(7,340)
Net cash used in investing activities	(1,536)	(7,340)
Financing Activities:
Net proceeds from Kinergy’s line of credit	20,881	22,551
Proceeds from issuance of common stock	3,670	—
Proceeds from assessment financing	—	728
Principal payments on borrowings	(6,748)	(6,500)
Payments on capital leases	—	(626)
Preferred stock dividends paid	(627)	(627)
Net cash provided by financing activities	17,176	15,526
Net change in cash and cash equivalents	(10,114)	13,092
Cash and cash equivalents at beginning of period	26,627	49,489
Cash and cash equivalents at end of period	$16,513	$62,581

Supplemental Cash Flow Information:
Interest paid	$9,088	$7,598
Income tax refunds received	$—	$168
Noncash financing and investing activities:
Initial right of use assets and liabilities recorded under ASC 842	$43,753	$—

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
Balances, January 1, 2019	927	$1	45,771	$46	$932,179	$(630,000)	$(2,459)	$19,598	$319,365
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	(24)	—	797	—	—	—	797
Issuances of common stock	—	—	3,137	3	3,667	—	—	—	3,670
Preferred stock dividends	—	—	—	—	—	(312)	—	—	(312)
Net loss	—	—	—	—	—	(12,890)	—	(1,271)	(14,161)
Balances, March 31, 2019	927	$1	48,884	$49	$936,643	$(643,202)	$(2,459)	$18,327	$309,359
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	954	1	565	—	—	—	566
Preferred stock dividends	—	—	—	—	—	(315)	—	—	(315)
Net loss	—	—	—	—	—	(7,646)	—	(644)	(8,290)
Balances, June 30, 2019	927	$1	49,838	$50	$937,208	$(651,163)	$(2,459)	$17,683	$301,320

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
Balances, January 1, 2018	927	$1	43,986	$44	$927,090	$(568,462)	$(2,234)	$27,261	$383,700
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	(31)	—	735	—	—	—	735
Preferred stock dividends	—	—	—	—	—	(312)	—	—	(312)
Net loss	—	—	—	—	—	(7,841)	—	(1,656)	(9,497)
Balances, March 31, 2018	927	$1	43,955	$44	$927,825	$(576,615)	$(2,234)	$25,605	$374,626
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	1,006	1	553	—	—	—	554
Preferred stock dividends	—	—	—	—	—	(315)	—	—	(315)
Net loss	—	—	—	—	—	(12,908)	—	(1,696)	(14,604)
Balances, June 30, 2018	927	$1	44,961	$45	$928,378	$(589,838)	$(2,234)	$23,909	$360,261

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

The Company has a combined production capacity of 605 million gallons per year, markets, on an annualized basis, nearly 1.0 billion gallons of ethanol and specialty alcohols, and produces, on an annualized basis, nearly 3.0 million tons of co-products on a dry matter basis, such as wet and dry distillers grains, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, dried yeast and CO2.

As of June 30, 2019, all but one of the Company’s production facilities, specifically, the Company’s Aurora East facility, were operating. As market conditions change, the Company may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

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

Liquidity – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company and the ethanol industry as a whole experienced significant adverse conditions throughout most of 2018 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to the low-margin environment, the Company initiated and expects to complete over the next four months strategic initiatives focused on the potential sale of certain production assets, a reduction of its debt levels, a strengthening of its cash and liquidity position, and opportunities for strategic partnerships and capital raising activities, positioning the Company to optimize its business performance. The most significant challenge to the Company in meeting these objectives would be a continued adverse margin environment.

In implementing these strategic initiatives, the Company, as of June 30, 2019, had the following available liquidity and capital resources to achieve its objectives:

●	Cash of $16.5 million and excess availability under Kinergy’s line of credit of $12.6 million; and

●	Nine ethanol production facilities with an aggregate of 605 million gallons of annual production capacity, of which plant assets representing 355 million gallons of capacity are either unencumbered, or their entire sales proceeds would be used to repay the Company’s senior secured notes. The Company has engaged an independent third party to help facilitate the marketing of certain of these assets.

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

Of the accounts receivable balance, approximately $61,986,000 and $54,820,000 at June 30, 2019 and December 31, 2018, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $39,000 and $12,000 as of June 30, 2019 and December 31, 2018, respectively. The Company recorded a bad debt expense of $1,000 and a bad debt recovery of $2,000 for the three months ended June 30, 2019 and 2018, respectively. The Company recorded a bad debt expense of $27,000 and $45,000 for the six months ended June 30, 2019 and 2018, respectively.

Financial Instruments – The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative assets and derivative liabilities are reasonable estimates of their fair values because of the short maturity of these items. The Company believes the carrying value of its long-term debt approximates fair value because the interest rates on these instruments are variable, and are considered Level 2 fair value measurements.

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

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net Sales
Production, recorded as gross:
Ethanol/alcohol sales	$194,394	$233,888	$373,783	$453,517
Co-product sales	64,679	78,514	133,485	153,048
Intersegment sales	421	539	784	1,013
Total production sales	259,494	312,941	508,052	607,578

Marketing and distribution:
Ethanol/alcohol sales, gross	$86,754	$97,634	$193,908	$203,063
Ethanol/alcohol sales, net	474	486	928	921
Intersegment sales	1,942	2,330	3,760	4,555
Total marketing and distribution sales	89,170	100,450	198,596	208,539

Intersegment eliminations	(2,363)	(2,869)	(4,544)	(5,568)
Net sales as reported	$346,301	$410,522	$702,104	$810,549

Cost of goods sold:
Production	$257,187	$320,631	$515,782	$619,064
Marketing and distribution	87,741	94,203	189,569	195,135
Intersegment eliminations	(2,598)	(3,039)	(4,929)	(5,739)
Cost of goods sold as reported	$342,330	$411,795	$700,422	$808,460

Income (loss) before benefit for income taxes:
Production	$(7,117)	$(17,339)	$(24,683)	$(29,609)
Marketing and distribution	(129)	4,929	5,989	10,677
Corporate activities	(1,044)	(2,194)	(3,757)	(5,732)
	$(8,290)	$(14,604)	$(22,451)	$(24,664)

Depreciation and amortization:
Production	$10,199	$10,045	$23,681	$19,977
Corporate activities	113	208	234	441
	$10,312	$10,253	$23,915	$20,418

Interest expense:
Production	$2,048	$1,700	$3,755	$3,724
Marketing and distribution	774	336	1,362	699
Corporate activities	2,293	2,141	4,734	4,259
	$5,115	$4,177	$9,851	$8,682

The following table sets forth the Company’s total assets by operating segment (in thousands):

	June 30, 2019	December 31, 2018
Total assets:
Production	$550,004	$532,790
Marketing and distribution	119,948	112,984
Corporate assets	15,868	14,117
	$685,820	$659,891

3.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, co-products, low-carbon and Renewable Identification Number (“RIN”) credits and unleaded fuel, and are valued at the lower-of-cost-or-net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a $1,285,000 and $2,328,000 valuation adjustment as of June 30, 2019 and December 31, 2018, respectively. Inventory balances consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Finished goods	$54,602	$35,778
Work in progress	10,144	6,855
Raw materials	6,702	7,233
Low-carbon and RIN credits	4,029	6,130
Other	2,013	1,824
Total	$77,490	$57,820

4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and six months ended June 30, 2019 and 2018, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into exchange-traded forward contracts for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized gains of $4,971,000 and losses of $2,909,000 as the changes in the fair values of these contracts for the three months ended June 30, 2019 and 2018, respectively. The Company recognized gains of $4,885,000 and losses of $3,370,000 as the changes in the fair values of these contracts for the six months ended June 30, 2019 and 2018, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of June 30, 2019
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Other current assets	$1,008
Commodity contracts	Derivative instruments	$5,437	Derivative instruments	$684

	As of December 31, 2018
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Other current assets	$8,479
Commodity contracts	Derivative instruments	$1,765	Derivative instruments	$6,309

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Losses
		Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2019	2018
Commodity contracts	Cost of goods sold	$(3,783)	$(499)

		Unrealized Gains (Losses)
		Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2019	2018
Commodity contracts	Cost of goods sold	$8,754	$(2,410)

		Realized Losses
		Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2019	2018
Commodity contracts	Cost of goods sold	$(4,413)	$(2,157)

		Unrealized Gains (Losses)
		Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2019	2018
Commodity contracts	Cost of goods sold	$9,298	$(1,213)

5.	LEASES.

As discussed in Note 1, on January 1, 2019, the Company adopted the provisions of ASC 842 using the prospective transition approach, which applies the provisions of ASC 842 upon adoption, with no change to prior periods. This adoption resulted in the Company recognizing initial right of use assets and lease liabilities of $43,753,000. The adoption did not have a significant impact on the Company’s consolidated statements of operations.

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

The Company leases railcar equipment, office equipment and land for certain of its facilities. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three and six months ended June 30, 2019, the Company’s weighted average discount rate was 6.01%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 57 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. For the three and six months ended June 30, 2019, the weighted average remaining lease terms of equipment and land-related leases were 2.85 years and 12.86 years, respectively. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

The following table summarizes the remaining maturities of the Company’s operating lease liabilities, assuming all land lease extensions are taken, as of June 30, 2019 (in thousands):

Year Ended:
	Equipment	Land Related
2019	$4,441	$519
2020	7,349	1,054
2021	4,374	1,077
2022	4,140	1,100
2023	3,500	1,013
2024-43	7,889	34,674
	$31,693	$39,437

For the three and six months ended June 30, 2019, the Company recorded operating lease costs of $2,069,000 and $4,332,000 in cost of goods sold, respectively, and $118,000 and $236,000 in selling, general and administrative expenses, respectively, in the Company’s statements of operations

6.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
Kinergy line of credit	$77,937	$57,057
Pekin term loan	43,000	43,000
Pekin revolving loan	32,000	32,000
ICP term loan	13,500	16,500
ICP revolving loan	18,000	18,000
Parent notes payable	63,200	66,948
	247,637	233,505
Less unamortized debt discount	(331)	(690)
Less unamortized debt financing costs	(1,180)	(1,377)
Less short-term portion	(143,379)	(146,671)
Long-term debt	$102,747	$84,767

Kinergy Operating Line of Credit – On July 31, 2019, Kinergy amended its credit facility to continue, until November 30, 2019 or earlier on ten days prior notice from the lender, the borrowing base under the credit facility at 90% of eligible accounts receivable, plus the lesser of (a) $50,000,000, (b) 80% of eligible inventory, or (c) 95% of the estimated recovery value of eligible inventory. The amendment extends to November 30, 2019 prior credit accommodations that were set to expire September 30, 2019. With respect to these additional borrowings, to the extent outstanding, the additional borrowings will accrue interest at an annual rate equal to the daily three month LIBOR plus an applicable margin of 4.00%. As of June 30, 2019, Kinergy had additional borrowing availability under its credit facility of $12,641,000, including $7,804,000 of incremental availability under the aforementioned temporary increase.

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

On March 21, 2019, PE Pekin amended its term and revolving credit facilities by agreeing to increase the interest rate under the facilities by 125 basis points to an annual rate equal to the 30-day LIBOR plus 5.00%. PE Pekin and its lender also agreed that it is required to maintain working capital of not less than $15,000,000 from March 21, 2019 through July15, 2019 and working capital of not less than $30,000,000 from July 15, 2019 and continuing at all times thereafter. On July 15, 2019, PE Pekin and its lender agreed to a further amendment extending the aforementioned July 15, 2019 dates to November 15, 2019. As of the filing of this report, the Company believes PE Pekin is in compliance with its working capital requirement.

Under these amendments, the lenders also agreed to temporarily waive financial covenant violations, working capital maintenance violations and intercompany accounts receivable collections violations that occurred with respect to PE Pekin’s credit agreement. In addition, the lenders agreed to defer scheduled principal payments, including further deferral of principal payments in the amount of $3,500,000 each due on February 20, 2019 and May 20, 2019. On August 6, 2019, the Company paid its $3,500,000 principal payment scheduled for August 20, 2019.

The waivers and principal deferrals expire on November 15, 2019, or earlier in the case of an event of default, at which time the waivers will become permanent if Pacific Ethanol Central, LLC (“PE Central”), PE Pekin’s parent, has made a contribution to PE Pekin in an amount equal to $30,000,000, minus the then-existing amount of PE Pekin’s working capital, plus the amount of any accounts receivable owed by PE Central to PE Pekin, plus $12,000,000 (the “PE Central Contribution Amount”). In addition, if the PE Central Contribution Amount is timely received, the lenders agreed to waive PE Pekin’s debt service coverage ratio financial covenant for the year ended December 31, 2019. If the PE Central Contribution Amount is not timely made, then the temporary waivers will automatically expire.

PE Pekin is also required to pay by November 15, 2019 the aggregate amount of $10,500,000 representing all deferred and unpaid scheduled principal payments and all additional scheduled principal payments for the remainder of 2019.

Restrictions – At June 30, 2019, there were approximately $195.5 million of net assets at the Company’s subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of the Company’s subsidiaries.

7.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At June 30, 2019, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and co-products. The Company had open ethanol indexed-price contracts for 223,958,000 gallons of ethanol as of June 30, 2019 and open fixed-price ethanol sales contracts totaling $97,055,000 as of June 30, 2019. The Company had open fixed-price co-product sales contracts totaling $28,789,000 and open indexed-price co-product sales contracts for 260,000 tons as of June 30, 2019. These sales contracts are scheduled to be completed throughout 2019.

Purchase Commitments – At June 30, 2019, the Company had indexed-price purchase contracts to purchase 13,794,000 gallons of ethanol and fixed-price purchase contracts to purchase $8,847,000 of ethanol from its suppliers. The Company had fixed-price purchase contracts to purchase $14,823,000 of corn from its suppliers as of June 30, 2019. These purchase commitments are scheduled to be satisfied throughout 2019.

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

The Company uses a December 31 measurement date for its Retirement Plan. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations. As of December 31, 2018, the Retirement Plan’s accumulated projected benefit obligation was $ $18,690,000, with a fair value of plan assets of $13,257,000. The underfunded amount of $5,433,000 is recorded on the Company’s consolidated balance sheet in other liabilities.

The Company’s net periodic Retirement Plan costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Interest cost	$190	$174	$380	$348
Service cost	94	106	188	212
Expected return on plan assets	(190)	(204)	(380)	(408)
Net periodic expense	$94	$76	$188	$152

The Postretirement Plan provides postretirement medical benefits and life insurance to certain “grandfathered” unionized employees. Employees hired after December 31, 2000 are not eligible to participate in the Postretirement Plan. The Postretirement Plan is contributory, with contributions required at the same rate as active employees. Benefit eligibility under the plan reduces at age 65 from a defined benefit to a defined dollar cap based upon years of service. As of December 31, 2018, the Postretirement Plan’s accumulated projected benefit obligation was $5,711,000 and is recorded on the Company’s consolidated balance sheet in other liabilities. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations.

The Company’s net periodic Postretirement Plan costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Interest cost	$55	$46	$110	$92
Service cost	17	2	34	4
Amortization of (gain) loss	30	33	60	66
Net periodic expense	$102	$81	$204	$162

9.	FAIR VALUE MEASUREMENTS.

The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels, as follows:

●	Level 1 – Observable inputs – unadjusted quoted prices in active markets for identical assets and liabilities;

●	Level 2 – Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data; and

●	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable. For fair value measurements using significant unobservable inputs, a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period.

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

The following table summarizes recurring fair value measurements by level at June 30, 2019 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments(1)	$5,437	$5,437	$—	$—
	$5,437	$5,437	$—	$—

Liabilities:
Derivative financial instruments(6)	$(684)	$(684)	$—	$—
	$(684)	$(684)	$—	$—

The following table summarizes recurring fair value measurements by level at December 31, 2018 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments(1)	$1,765	$1,765	$—	$—

Defined benefit plan assets (pooled separate accounts):
Large U.S. Equity(2)	3,621	—	3,621	—	27%
Small/Mid U.S. Equity(3)	1,844	—	1,844	—	14%
International Equity(4)	2,106	—	2,106	—	16%
Fixed Income(5)	5,686	—	5,686	—	43%
	$15,022	$1,765	$13,257	$—

Liabilities:
Derivative financial instruments	$(6,309)	$(6,309)	$—	$—

(1)	Included in derivative instruments in the consolidated balance sheets.
(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(6)	Included in derivative instruments in the consolidated balance sheets.

10.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30, 2019
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(7,646)
Less: Preferred stock dividends	(315)
Basic and diluted loss per share:
Loss available to common stockholders	$(7,961)	47,771	$(0.17)

	Three Months Ended June 30, 2018
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(12,908)
Less: Preferred stock dividends	(315)
Basic and diluted loss per share:
Loss available to common stockholders	$(13,223)	43,285	$(0.31)

	Six Months Ended June 30, 2019
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(20,536)
Less: Preferred stock dividends	(627)
Basic and diluted loss per share:
Loss available to common stockholders	$(21,163)	46,651	$(0.45)

	Six Months Ended June 30, 2018
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(20,749)
Less: Preferred stock dividends	(627)
Basic and diluted loss per share:
Loss available to common stockholders	$(21,376)	43,098	$(0.50)

There were an aggregate of 635,000 potentially dilutive weighted-average shares from convertible securities outstanding for the three and six months ended June 30, 2019. There were an aggregate of 1,606,000 and 721,000 potentially dilutive weighted-average shares from convertible securities outstanding for the three and six months ended June 30, 2018, respectively. These convertible securities were not considered in calculating diluted net loss per share for the three and six months ended June 30, 2019, as their effect would have been anti-dilutive.

11.	PARENT COMPANY FINANCIALS.

Restricted Net Assets – At March 31, 2019, the Company had approximately $195,549,000 of net assets at its subsidiaries that were not available to be transferred to Pacific Ethanol in the form of dividends, distributions, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

Parent company financial statements for the periods covered in this report are set forth below (in thousands):

	June 30, 2019	December 31, 2018

Current Assets:
Cash and cash equivalents	$5,163	$6,759
Receivables from subsidiaries	10,285	17,156
Other current assets	1,636	1,659
Total current assets	17,084	25,574

Property and equipment, net	391	522

Other Assets:
Investments in subsidiaries	275,527	286,666
Pacific Ethanol West plant receivable	58,766	58,766
Right of use operating lease assets, net	3,381	—
Other assets	1,529	1,437
Total other assets	339,203	346,869
Total Assets	$356,678	$372,965

Current Liabilities:
Accounts payable and accrued liabilities	$2,335	$2,469
Accrued PE Op Co. purchase	3,829	3,829
Current portion of long-term debt	62,866	66,255
Other current liabilities	590	385
Total current liabilities	69,620	72,938

Operating leases, net of current portion	3,169	—
Deferred tax liabilities	251	251
Other liabilities	1	9
Total Liabilities	73,041	73,198

Stockholders’ Equity:
Preferred stock	1	1
Common and non-voting common stock	50	46
Additional paid-in capital	937,208	932,179
Accumulated other comprehensive loss	(2,459)	(2,459)
Accumulated deficit	(651,163)	(630,000)
Total Pacific Ethanol, Inc. stockholders’ equity	283,637	299,767
Total Liabilities and Stockholders’ Equity	$356,678	$372,965

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Management fees from subsidiaries	$3,000	$3,330	$6,330	$6,408
Selling, general and administrative expenses	2,818	4,513	7,547	9,889
Income (loss) from operations	182	(1,183)	(1,217)	(3,481)
Interest income	1,172	1,172	2,331	2,333
Interest expense	(2,307)	(2,154)	(4,762)	(4,286)
Other expense	(83)	(65)	(84)	(498)
Loss before benefit for income taxes	(1,036)	(2,230)	(3,732)	(5,932)
Benefit for income taxes	—	—	—	563
Loss before benefit for income taxes	(1,036)	(2,230)	(3,732)	(5,369)
Equity in losses of subsidiaries	(6,610)	(10,678)	(16,804)	(15,380)
Consolidated net loss	$(7,646)	$(12,908)	$(20,536)	$(20,749)

	For the Six Months Ended June 30,
	2019	2018
Operating Activities:
Net loss	$(20,536)	$(20,749)
Adjustments to reconcile net loss to cash used in operating activities:
Equity in losses of subsidiaries	16,804	15,380
Depreciation	142	349
Deferred income taxes	—	563
Amortization of debt discounts	357	357
Changes in operating assets and liabilities:
Accounts receivables	1,871	(3,893)
Other assets	(281)	1,104
Accounts payable and accrued expenses	1,363	326
Accounts payable with subsidiaries	(600)	(620)
Net cash used in operating activities	$(880)	$(7,183)
Investing Activities:
Dividend from subsidiaries	$—	$10,000
Contributions to subsidiaries	—	(5,000)
Additions to property and equipment	(11)	(13)
Net cash provided by (used in) investing activities	$(11)	$4,987
Financing Activities:
Proceeds from issuances of common stock	$3,670	$—
Payments on senior notes	(3,748)	—
Preferred stock dividend payments	(627)	(627)
Net cash used in financing activities	$(705)	$(627)
Net decrease in cash and cash equivalents	(1,596)	(2,823)
Cash and cash equivalents at beginning of period	6,759	5,314
Cash and cash equivalents at end of period	$5,163	$2,491

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We operate nine strategically-located production facilities. Four of our plants are in the Western states of California, Oregon and Idaho, and five of our plants are located in the Midwestern states of Illinois and Nebraska. We are the sixth largest producer of ethanol in the United States based on annualized volumes. Our plants have a combined production capacity of 605 million gallons per year. We market all the ethanol, specialty alcohols and co-products produced at our plants as well as ethanol produced by third parties. On an annualized basis, we market nearly 1.0 billion gallons of ethanol and nearly 3.0 million tons of co-products on a dry matter basis. Our business consists of two operating segments: a production segment and a marketing segment.

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

We produce ethanol co-products at our production facilities such as wet distillers grains, or WDG, dried distillers grains with solubles, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, corn oil, dried yeast and CO2.

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

Current Initiatives and Outlook

Our second quarter 2019 results reflect slightly improved crush margins as well as our successful efforts to reduce costs and efficiently operate our production facilities.

We continue to moderate production volumes in locations most impacted by high ethanol inventory levels as well as at our Pekin facilities that experienced temporary logistics constraints due to seasonal river flooding. We also continue to use Kinergy’s marketing platform to source third-party ethanol to help meet our contractual commitments and support our decision to reduce production. Overall, we are operating at approximately 80% of production capacity across our plants. The ethanol supply-demand balance has somewhat tightened recently due to seasonal increases in demand and marginally lower industry ethanol levels. We believe ethanol’s compelling cost, octane and carbon benefits will drive additional demand over the longer-term.

United States trade disputes with China are a significant ongoing industry challenge. A trade dispute resolution should reopen a large market for United States ethanol as China continues on its path toward 10% ethanol blend rates, which would require over 4.0 billion gallons of ethanol annually. China’s current domestic production capacity is only 1.0 billion gallons, therefore the region represents a significant market opportunity for United States ethanol producers.

The Environmental Protection Agency’s, or EPA’s, ongoing practice of granting small refinery exemptions from the Renewable Fuel Standard, or RFS, continues to negatively impact the ethanol industry. During the past two years, the EPA’s exemptions resulted in 2.6 billion fewer gallons of ethanol sold industry-wide. We are working as a company and with industry groups to address what we believe are EPA violations of the RFS in granting these exemptions, including the EPA’s failure to reallocate exempted gallons to satisfy the RFS’s annual volume requirements.

The EPA recently enacted a rule that allows for year-round use of E15, resulting in modest additional demand this summer. We expect year-round demand for E15 will increase in future years as E15 adoption accelerates.

Carbon values in our West Coast markets remain strong, resulting in robust premiums for our lower-carbon ethanol as a result of government programs such as California’s Low Carbon Fuel Standard and Oregon’s Clean Fuels Program.

Commercial operations of the CO2 plant at our Stockton facility have commenced and we expect the CO2 plant will contribute approximately $1.0 million in operating income annually. We have also made changes to our arrangements with the contractor responsible for our cogeneration system at our Stockton facility. System improvements should allow for greater operating ranges and system durability. In addition, we implemented new milestones for the system’s commercial operations with corresponding future payments, resulting in a positive cash flow impact of approximately $8.0 million in 2019. We are confident that once fully operational, the cogeneration system will contribute over $4.0 million in value annually through a combination of energy savings and carbon reductions.

We are pursuing a number of strategic initiatives focused on the potential sale of certain production assets, a reduction of our debt levels, a strengthening of our cash and liquidity position, and opportunities for strategic partnerships and capital raising activities, positioning us to optimize our business performance. Our most significant challenge in meeting these objectives would be a continued adverse margin environment. We continue to make progress on our plans and in July we further amended credit agreements to provide us with ongoing flexibility and liquidity as we pursue our strategic initiatives. We believe we have excellent production assets with values well in excess of our near-term liquidity needs. We are also confident in our strong relationships with our financial and commercial partners and believe we are taking appropriate steps to increase shareholder value to benefit our stakeholders long-term and to provide greater financial flexibility to execute future strategic initiatives.

We remain focused on implementing initiatives and investing in our assets to reduce costs, both at the operating and corporate levels; further diversifying our sales through additional high-protein animal feed and high-quality alcohol products; and improving our production yields and carbon scores.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2019	2018	Variance	2019	2018	Variance
Production gallons sold (in millions)	129.8	144.4	(10.1)%	246.7	285.2	(13.5)%
Third party gallons sold (in millions)	83.2	83.0	0.2%	178.0	174.9	1.8%
Total gallons sold (in millions)	213.0	227.4	(6.3)%	424.7	460.1	(7.7)%
Total gallons produced (in millions)	121.3	143.2	(15.3)%	243.8	285.4	(14.6)%
Production capacity utilization	80%	95%	(15.8)%	81%	94%	(13.8)%

Average sales price per gallon	$1.61	$1.66	(3.0)%	$1.57	$1.61	(2.5)%
Corn cost per bushel – CBOT equivalent	$3.81	$3.82	(0.3)%	$3.77	$3.69	2.2%
Average basis (1)	$0.41	$0.29	41.4%	$0.40	$0.29	37.9%
Delivered cost of corn	$4.22	$4.11	2.7%	$4.17	$3.98	4.8%

Total co-product tons sold (in thousands)	691.5	794.0	(12.9)%	1,375.6	1,592.0	(13.6)%
Co-product revenues as % of delivered cost of corn(2)	35.5%	35.7%	(0.6)%	37.2%	36.4%	2.2%
Average CBOT ethanol price per gallon	$1.41	$1.45	(2.8)%	$1.36	$1.44	(5.6)%
Average CBOT corn price per bushel	$3.90	$3.83	1.8%	$3.82	$3.75	0.2%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent

Net sales	$346,301	$410,522	$(64,221)	(15.6)%	$702,104	$810,549	$(108,445)	(13.4)%
Cost of goods sold	342,330	411,795	(69,465)	(16.9)%	700,422	808,460	(108,038)	(13.4)%
Gross profit (loss)	$3,971	$(1,273)	$5,244	NM	$1,682	$2,089	$(407)	(19.5)%
Percentage of net sales	1.1%	(0.3)%			0.2%	0.3%

Net Sales

The decline in our net sales for the three and six months ended June 30, 2019 as compared to the same periods in 2018 was primarily due to both a decline in our ethanol production gallons sold and a decline in our average sales price per gallon.

We sold fewer production gallons and co-products for the three and six months ended June 30, 2019 as compared to the same periods in 2018. These declines are primarily due to lower production capacity utilization at our plants in response to a lower ethanol crush margin environment. Our production capacity utilization declined to 80% and 81% for the three and six months ended June 30, 2019 and 2018, respectively, compared to 95% and 94% for the same periods in 2018, respectively. Our third-party gallons sold remained relatively flat over the same periods and we continued to focus our third-party ethanol sales in regions where we have a stronger presence around our own production assets or more favorable margins, as well as to compensate for lower production levels and meet our contractual commitments.

Three Months Ended June 30, 2019 and 2018

On a consolidated basis, our average sales price per gallon declined 3.0% to $1.61 for the three months ended June 30, 2019 compared to $1.66 for the same period in 2018. The average Chicago Board of Trade, or CBOT, ethanol price per gallon, declined 2.8% to $1.41 for the three months ended June 30, 2019 compared to $1.45 for the same period in 2018.

Production Segment

Net sales of ethanol from our production segment declined by $39.5 million, or 17%, to $194.4 million for the three months ended June 30, 2019 as compared to $233.9 million for the same period in 2018. Our total volume of production ethanol gallons sold declined by 14.6 million gallons, or 10%, to 129.8 million gallons for the three months ended June 30, 2019 as compared to 144.4 million gallons for the same period in 2018. Our production segment’s average sales price per gallon declined 7% to $1.50 for the three months ended June 30, 2019 compared to $1.62 for the same period in 2018. At our production segment’s average sales price per gallon of $1.50 for the three months ended June 30, 2019, we generated $21.9 million less in net sales from our production segment from the 14.6 million fewer gallons of produced ethanol sold in the three months ended June 30, 2019 as compared to the same period in 2018. The decline of $0.12 in our production segment’s average sales price per gallon for the three months ended June 30, 2019 as compared to the same period in 2018 reduced our net sales of ethanol from our production segment by $17.6 million.

Net sales of co-products declined $13.8 million, or 18%, to $64.7 million for the three months ended June 30, 2019 as compared to $78.5 million for the same period in 2018. Our total volume of co-products sold declined by 102.5 thousand tons, or 13%, to 691.5 thousand tons for the three months ended June 30, 2018 from 794.0 thousand tons for the same period in 2018, and our average sales price per ton declined to $93.53 for the three months ended June 30, 2019 from $98.88 for the same period in 2018. At our average sales price per ton of $93.53 for the three months ended June 30, 2019, we generated $9.6 million less in net sales from the 102.5 thousand ton decline in co-products sold in the three months ended June 30, 2019 as compared to the same period in 2018. The decline in our average sales price per ton of $5.35, or 5%, for the three months ended June 30, 2019 as compared to the same period in 2018 reduced our net sales of co-products by $4.2 million.

Marketing Segment

Net sales of ethanol from our marketing segment, excluding intersegment sales, declined by $10.9 million, or 11%, to $87.2 million for the three months ended June 30, 2019 as compared to $98.1 million for the same period in 2018. Our total volume of ethanol gallons sold by our marketing segment declined by 14.4 million gallons, or 6%, to 213.0 million gallons for the three months ended June 30, 2019 as compared to 227.4 million gallons for the same period in 2018. As noted above, 14.6 million fewer production gallons sold, slightly offset by 0.2 million additional third party gallons sold, accounted for this decline. The additional 0.2 million gallons in third party ethanol sold is comprise of 1.0 million additional gallons sold on a gross basis offset by 0.8 million fewer gallons sold on a net basis.

Our marketing segment’s average sales price per gallon declined 13% to $1.62 for the three months ended June 30, 2019 compared to $1.86 for the same period in 2018. At our marketing segment’s average sales price per gallon of $1.62 for the three months ended June 30, 2019, we generated $1.6 million in additional net sales from our marketing segment from the additional 0.2 million gallons in third party ethanol sold in the three months ended June 30, 2019 as compared to the same period in 2018. The decline of $0.24 in our marketing segment’s average sales price per gallon for the three months ended June 30, 2019 as compared to the same period in 2018 reduced our net sales from third party ethanol sold by our marketing segment by $12.5 million.

Six Months Ended June 30, 2019 and 2018

On a consolidated basis, our average sales price per gallon declined 2.5% to $1.57 for the six months ended June 30, 2019 compared to $1.61 for the same period in 2018. The average CBOT ethanol price per gallon declined 5.6% to $1.36 for the six months ended June 30, 2019 compared to $1.44 for the same period in 2018.

Production Segment

Net sales of ethanol from our production segment declined by $79.7 million, or 18%, to $373.8 million for the six months ended June 30, 2019 as compared to $453.5 million for the same period in 2018. Our total volume of production ethanol gallons sold declined by 38.5 million gallons, or 13%, to 246.7 million gallons for the six months ended June 30, 2019 as compared to 285.2 million gallons for the same period in 2018. Our production segment’s average sales price per gallon declined 4% to $1.52 for the six months ended June 30, 2019 compared to $1.59 for the same period in 2018. At our production segment’s average sales price per gallon of $1.52 for the six months ended June 30, 2019, we generated $58.3 million less in net sales from our production segment from the 38.5 million fewer gallons of produced ethanol sold in the six months ended June 30, 2019 as compared to the same period in 2018. The decline of $0.07 in our production segment’s average sales price per gallon for the six months ended June 30, 2019 as compared to the same period in 2018 reduced our net sales of ethanol from our production segment by $21.4 million.

Net sales of co-products declined $19.5 million, or 13%, to $133.5 million for the six months ended June 30, 2019 as compared to $153.0 million for the same period in 2018. Our total volume of co-products sold declined by 216.4 thousand tons, or 14%, to 1,375.6 thousand tons for the six months ended June 30, 2019 from 1,592.0 thousand tons for the same period in 2018, and our average sales price per ton increased to $97.04 for the six months ended June 30, 2019 from $96.14 for the same period in 2018. At our average sales price per ton of $97.04 for the six months ended June 30, 2019, we generated $20.9 million less in net sales from the 216.4 thousand ton decline in co-products sold in the six months ended June 30, 2019 as compared to the same period in 2018. The increase in our average sales price per ton of $0.90, or 1%, for the six months ended June 30, 2019 as compared to the same period in 2018 increased our net sales of co-products by $1.4 million.

Marketing Segment

Net sales of ethanol from our marketing segment, excluding intersegment sales, declined by $9.1 million, or 4%, to $194.8 million for the six months ended June 30, 2019 as compared to $203.9 million for the same period in 2018. Our total volume of ethanol gallons sold by our marketing segment declined by 35.4 million gallons, or 8%, to 424.7 million gallons for the six months ended June 30, 2019 as compared to 460.1 million gallons for the same period in 2018. As noted above, 38.5 million fewer production gallons sold, partially offset by 3.1 million additional third party gallons sold, accounted for this decline. The additional 3.1 million gallons in third party ethanol sold is comprise of 3.7 million additional gallons sold on a gross basis offset by 0.6 million fewer gallons sold on a net basis.

Our marketing segment’s average sales price per gallon declined 7% to $1.63 for the six months ended June 30, 2019 as compared to $1.76 for the same period in 2018. At our marketing segment’s average sales price per gallon of $1.63 for the six months ended June 30, 2019, we generated $6.0 million in additional net sales from our marketing segment from the additional 3.1 million gallons in third party ethanol sold in the six months ended June 30, 2019 as compared to the same period in 2018. The decline of $0.13 in our marketing segment’s average sales price per gallon for the six months ended June 30, 2019 as compared to the same period in 2018 reduced our net sales from third party ethanol sold by our marketing segment by $15.1 million.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit (loss) improved to a gross profit of $4.0 million, representing a gross profit margin of 1.1%, for the three months ended June 30, 2019 compared to a gross loss of $1.3 million, representing a negative gross profit margin of 0.3%, for the same period in 2018. Our gross profit and gross profit margin improved due primarily to boiler-related repair costs that occurred in 2018 but did not recur in 2019.

Our consolidated gross profit (loss) declined to a gross profit of $1.7 million, representing a gross profit margin of 0.2%, for the six months ended June 30, 2019 compared to a gross profit of $2.1 million, representing a gross profit margin of 0.3%, for the same period in 2018. Our gross profit and gross profit margin declined primarily due to significantly lower commodity margins in the first quarter of 2019 compared to the same period in 2018, which was partially offset by lower boiler-related repair costs that occurred in 2018 but did not recur in 2019.

Three Months Ended June 30, 2019 and 2018

Production Segment

Our production segment’s gross profit from external sales improved by $10.0 million to a gross profit of $2.3 million for the three months ended June 30, 2019 as compared to a gross loss of $7.7 million for the same period in 2018. Of this improvement, $10.2 million is attributable to our production segment’s lower boiler-related repair costs for the three months ended June 30, 2019 as compared to the same period in 2018, partially offset by $0.2 million in lower gross profit attributable to decreased production volumes for the three months ended June 30, 2019 as compared to the same period in 2018.

Marketing Segment

Our marketing segment’s gross profit declined by $4.8 million to $1.6 million for the three months ended June 30, 2019 as compared to $6.4 million for the same period in 2018. Of this decline, $4.9 million is attributable to our marketing segment’s lower margins per gallon, partially offset by less than $0.1 million in higher gross profit from the 0.2 million gallon increase in third party marketing volumes for the three months ended June 30, 2019 as compared to the same period in 2018.

Six Months Ended June 30, 2019 and 2018

Production Segment

Our production segment’s gross profit (loss) from external sales improved by $3.8 million to a gross loss of $7.7 million for the six months ended June 30, 2019 as compared to a gross loss of $11.5 million for the same period in 2018. Of this improvement, $2.6 million is attributable to our production segment’s lower boiler-related repair costs for the six months ended June 30, 2019 as compared to the same period in 2018, and $1.2 million is attributable to lower production volumes for the six months ended June 30, 2019 as compared to the same period in 2018.

Marketing Segment

Our marketing segment’s gross profit declined by $4.2 million to $9.4 million for the six months ended June 30, 2019 as compared to $13.6 million for the same period in 2018. Of this decline, $4.4 million is attributable to our marketing segment’s lower margins per gallon, partially offset by $0.2 million in gross profit attributable to the increase in third-party marketing volumes for the six months ended June 30, 2019 as compared to the same period in 2018.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Selling, general and administrative expenses	$6,708	$8,898	$(2,190)	(24.6)%	$14,943	$18,213	$(3,270)	(18.0)%
Percentage of net sales	1.9%	2.2%			2.1%	2.2%

Our SG&A expenses declined for the three and six months ended June 30, 2019 as compared to the same period in 2018. The decrease in SG&A expenses is primarily due to reductions in compensation and health insurance costs.

Net Loss Available to Common Stockholders

The following table presents our net loss available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2019	2018	Dollars	Percent	2018	2018	Dollars	Percent
Net loss available to common stockholders	$(7,961)	$(13,223)	$(5,262)	(39.8)%	$(21,163)	$(21,376)	$(213)	(1.0)%
Percentage of net sales	(2.3)%	(3.2)%			(3.0)%	(2.6)%

The improvement in net loss available to common stockholders is primarily due to lower boiler-related repair costs and lower SG&A expenses, slightly offset by higher interest expense for the three and six months ended June 30, 2019 as compared to the same periods in 2018.

Liquidity and Capital Resources

During the six months ended June 30, 2019, we funded our operations primarily from cash on hand and advances from our revolving credit facilities. These funds were also used to make capital expenditures, capital lease payments and principal payments on term debt.

Both we and the ethanol industry as a whole experienced significant adverse conditions throughout most of 2018 and into 2019 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels primarily related to United States and China trade disputes and domestic ethanol demand destruction caused by EPA exemptions for small refineries. These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses.

In response to these adverse conditions, we have initiated and expect to complete over the next four months strategic initiatives focused on the potential sale of certain production assets, a reduction of our debt levels, a strengthening of our cash and liquidity position, and opportunities for strategic partnerships and capital raising activities, positioning us to optimize our business performance. Our most significant challenge in meeting these objectives would be a continued adverse margin environment. We believe we have excellent production assets with values well in excess of our near term liquidity needs. We are also confident in our strong relationships with our financial and commercial partners and believe we are taking the appropriate steps to increase our shareholder value to benefit all of our stakeholders long-term and to provide greater financial flexibility to execute future strategic initiatives.

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

At June 30, 2019, on a consolidated basis, we had an aggregate of $16.5 million in cash and Kinergy had $12.6 million in excess availability under its credit facility.

As of June 30, 2019, our current liabilities of $226.3 exceeded our current assets of $174.4 million, resulting in a working capital deficit of $51.9 million. This working capital deficit arises from the following:

●	Our senior secured notes in the amount of $63.2 million at June 30, 2019 are due on December 15, 2019 and therefore listed as current liabilities. We believe we are in compliance with the terms of these notes. We intend to repay these notes on or before their maturity using the net proceeds from the results of our strategic initiatives. See “—Pacific Ethanol, Inc. Notes Payable” below.

●	Our term loan in the amount of $43.0 million and our revolving loan in the amount of $32.0 million, both associated with our Pekin facilities, are listed as current liabilities due to a temporary forbearance agreement with our lender. See “—Pekin Credit Facilities” below.

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

	June 30, 2019	December 31, 2018	Change
Cash and cash equivalents	$16,513	$26,627	(38.0)%
Current assets	$174,459	$168,804	3.4%
Property and equipment, net	$462,534	$482,657	(4.2)%
Current liabilities	$226,340	$231,859	(2.4)%
Long-term debt, net of current portion	$102,747	$84,767	21.2%
Working capital deficit	$(51,881)	$(63,055)	(17.7)%
Working capital ratio	0.77	0.73	5.5%

Restricted Net Assets

At June 30, 2019, we had approximately $195.5 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of our subsidiaries.

Changes in Working Capital and Cash Flows

Our working capital deficit improved to $51.9 million at June 30, 2019 from a deficit of $63.1 million at December 31, 2018 as a result of an increase of $5.7 million in current assets and a decrease of $5.5 million in current liabilities.

Current assets increased primarily due to an increase of $19.7 million in inventories and $3.7 million in derivative assets, partially offset by a decrease of $10.1 million in cash and cash equivalents and $8.1 million in other current assets.

Our current liabilities declined by $5.5 million at June 30, 2019 as compared to December 31, 2018 primarily due to a decrease in accounts payable and accrued expenses of $7.8 million, and decreases of $5.6 million in derivative liabilities and $3.3 million in current portion of long-term debt, partially offset by an increase of $7.3 million as we adopted a new accounting standard relating to lease liabilities. Our current liabilities include our senior secured notes in the amount of $63.2 million, which are due within one year, and our Pekin credit facilities in the amount of approximately $75.0 million due to temporary lender forbearance.

Our cash and cash equivalents declined by $10.1 million at June 30, 2019 as compared to December 31, 2018 primarily due to $25.8 million in cash used in our operating activities as a result of the factors noted below and $1.5 million in additions to property and equipment, partially offset by $17.2 million in cash provided from our financing activities from additional borrowings and sales of our common stock.

Cash used in our Operating Activities

Cash used in our operating activities increased by $30.7 million for the six months ended June 30, 2019, as compared to the same period in 2018. We used $25.8 million of cash in our operating activities during the period. Specific factors that contributed to the increase in cash used in our operating activities include:

●	a decrease of $6.9 million related to accounts receivable primarily due to the timing of collections;

●	a decrease of $14.6 million related to accounts payable, accrued liabilities and operating leases due to the timing of payments; and

●	a decrease of $13.9 million related to inventories due to higher ending inventories resulting from slower product shipments caused by weather-related transportation logistics.

These amounts were partially offset by:

●	a decrease of $1.7 million in our consolidated net loss;

●	an increase of $3.5 million in depreciation expense; and

●	an increase of $9.4 million related to prepaid expenses and other assets due to the timing of payments.

Cash used in our Investing Activities

Cash used in our investing activities declined by $5.8 million for the six months ended June 30, 2019 as compared to the same period in 2018. The decrease in cash used in our investing activities is primarily due to reduced spending on capital projects during a low margin environment.

Cash provided by our Financing Activities

Cash provided by our financing activities increased by $1.7 million for the six months ended June 30, 2019 as compared to the same period in 2018. The increase in cash provided by our financing activities is primarily due to $3.7 million in proceeds from sales of our common stock, partially offset by $1.7 million in lower net borrowings under Kinergy’s line of credit.

Capital Expenditures

Our capital expenditures totaled $1.5 million for the first six months of 2019, largely attributable to ongoing repair and maintenance of our facilities. We expect capital expenditures of $4.0 million for all of 2019, almost solely related to normal repair and maintenance of our facilities.

Kinergy Operating Line of Credit

Kinergy maintains an operating line of credit for an aggregate amount of up to $100.0 million. The credit facility matures on August 2, 2022. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging from 1.50% to 2.00%, or up to 4.00% for additional borrowings under relaxed borrowing base credit terms through November 30, 2019. The credit facility’s monthly unused line fee is 0.25% to 0.375% of the amount by which the maximum credit under the facility exceeds the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to Kinergy are limited under the terms of the credit facility to $1.5 million per fiscal quarter. The credit facility also includes the accounts receivable of Pacific Ag. Products, LLC, or PAP, as additional collateral. Payments that may be made by PAP to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to PAP are limited under the terms of the credit facility to $0.5 million per fiscal quarter. PAP, one of our indirect wholly-owned subsidiaries, markets our co-products and also provides raw material procurement services to our subsidiaries.

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

	Three Months Ended June 30,		Years Ended December 31,
	2019	2018	2018	2017

Fixed-Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	11.58	11.63	19.06	2.79
Excess	9.58	9.63	17.06	0.79

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of June 30, 2019, Kinergy had an outstanding balance of $77.9 million with additional borrowing availability under the credit facility of $12.6 million.

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

On March 21, 2019, PE Pekin amended its term and revolving credit facilities by agreeing to increase the interest rate under the facilities by 125 basis points to an annual rate equal to the 30-day LIBOR plus 5.00%. PE Pekin and its lender also agreed that it is required to maintain working capital of not less than $15.0 million from March 21, 2019 through July 15, 2019 and working capital of not less than $30.0 million from July 15, 2019 and continuing at all times thereafter. On July 15, 2019, PE Pekin and its lender agreed to a further amendment extending the aforementioned July 15, 2019 dates to November 15, 2019. On August 6, 2019, PE Pekin paid its $3,500,000 principal payment scheduled for August 20, 2019.

Under these amendments, the lenders agreed to temporarily waive financial covenant violations, working capital maintenance violations and intercompany accounts receivable collections violations that occurred with respect to the credit agreement. The lenders also agreed to defer all scheduled principal payments, including further deferral of principal payments in the amount of $3.5 million each due on February 20, 2019 and May 20, 2019.

The waivers and principal deferral expire on November 15, 2019, or earlier in the case of an event of default, at which time the waivers will become permanent if PE Pekin’s parent, Pacific Ethanol Central, LLC, or PE Central, has made a contribution to PE Pekin in an amount equal to $30.0 million, minus the then-existing amount of the PE Pekin’s working capital, plus the amount of any accounts receivable owed by PE Central to PE Pekin, plus $12.0 million, or the Parent Contribution Amount. In addition, if the Parent Contribution Amount is timely received, the lenders agreed to waive the PE Pekin’s debt service coverage ratio financial covenant for the year ended December 31, 2019. If the Parent Contribution Amount is not timely made, then the temporary waivers will automatically expire.

PE Pekin is also required to pay by November 15, 2019 the aggregate amount of $10.5 million representing all deferred and unpaid scheduled principal payments and all additional scheduled principal payments for the remainder of 2019. As of June 30, 2019, PE Pekin had no additional borrowing availability under its revolving credit facility.

ICP Credit Facilities

On September 15, 2017, ICP entered into term and revolving credit facilities. ICP borrowed $24.0 million under a term loan facility that matures on September 20, 2021 and $18.0 million under a revolving credit facility that matures on September 1, 2022. The ICP credit facilities are secured by a first-priority security interest in all of ICP’s assets. Interest accrues under the ICP credit facilities at an annual rate equal to the 30-day LIBOR plus 3.75%, payable monthly. ICP is required to make quarterly consecutive principal payments in the amount of $1.5 million. ICP is required to pay monthly in arrears a fee on any unused portion of the revolving credit facility at a rate of 0.75% per annum. Prepayment of these facilities is subject to a prepayment penalty. Under the terms of the credit facilities, ICP is required to maintain not less than $8.0 million in working capital and an annual debt service coverage ratio of not less than 1.5 to 1.0, beginning for the year ended December 31, 2018. As of June 30, 2019, ICP had no additional borrowing availability under its revolving credit facility.

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

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and six months ended June 30, 2019 and 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2019 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

PE Central is obligated to contribute to PE Pekin, on or prior to November 15, 2019, the amount of $30.0 million, minus the then-existing amount of PE Pekin’s working capital, plus the amount of any accounts receivable owed by PE Central to PE Pekin, plus $12.0 million. In addition, PE Pekin is required to pay to the lender under the Pekin credit facility, on or prior to November 15, 2019, the amount of $10.5 million representing all deferred and unpaid scheduled principal payments and all additional scheduled principal payments for the remainder of 2019. PE Central’s ability to contribute and PE Pekin’s ability to pay the amounts due will be subject to our liquidity position at the time. We cannot assure you that we will have sufficient financial resources or that we will be able to sell production assets or arrange financing to contribute and pay the amounts due. If PE Central is unable to contribute or if PE Pekin is unable to pay the amounts due under our Pekin credit facility, our lender could declare all debt obligations due and payable and foreclose on its security interest in our Pekin production assets which would force us to seek protection under the U.S. Bankruptcy Code for our Pekin subsidiaries and could result in a loss of those assets, any of which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We have incurred significant losses and negative operating cash flow in the past. For the six months ended June 30, 2019 and 2018, we incurred consolidated net losses of approximately $22.5 million and $24.1 million, respectively. For the years ended December 31, 2018 and 2017, we incurred consolidated net losses of approximately $67.9 million and $38.1 million, respectively. For the six months ended June 30, 2019, we incurred negative operating cash flows of approximately $25.8 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from future financing activities, if any, to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

Legislation aimed at reducing or limiting the renewable fuel use required by the RFS has been introduced in the United States Congress. On May 7, 2019, the Food and Fuel Consumer Protection Act of 2019 (H.R. 2540), was introduced in the House of Representatives. The bill aims to prevent RFS blending obligations from requiring ethanol to make up more than 9.7 percent of the total volume of gasoline projected to be sold or introduced into commerce in the United States for a given calendar year. The bill was referred to a congressional committee, which will consider it before possibly sending the bill to the House of Representatives as a whole. Our results of operations, cash flows and financial condition could be adversely impacted if any legislation is enacted that reduces or limits the RFS volume requirements.

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

We conduct most of our operations through subsidiaries and are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to generate free cash flow. Moreover, some of our subsidiaries are limited in their ability to pay dividends or make distributions, loans or advances to us by the terms of their financing arrangements. At June 30, 2019, we had approximately $195.5 million of net assets at our subsidiaries that were not available to be distributed in the form of dividends, distributions, loans or advances due to restrictions contained in their financing arrangements.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

●	fluctuations in the market prices of ethanol and its co-products;

●	the cost of key inputs to the production of ethanol, including corn and natural gas;

●	the volume and timing of the receipt of orders for ethanol from major customers;

●	competitive pricing pressures;

●	our ability to timely and cost-effectively produce, sell and deliver ethanol;

●	the announcement, introduction and market acceptance of one or more alternatives to ethanol;

●	changes in market valuations of companies similar to us;

●	stock market price and volume fluctuations generally;

●	regulatory developments or increased enforcement;

●	fluctuations in our quarterly or annual operating results;

●	the timing and results of our strategic initiatives;

●	additions or departures of key personnel;

●	our ability to obtain any necessary financing;

●	our financing activities and future sales of our common stock or other securities, as well as stockholder dilution; and

●	our ability to maintain contracts that are critical to our operations.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We granted to certain employees shares of restricted stock under our 2006 and 2016 Stock Incentive Plans pursuant to Restricted Stock Agreements dated and effective as of their respective grant dates by and between us and those employees.

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

For the three months ended June 30, 2019, in connection with satisfying our withholding requirements, we withheld the following number of shares of our common stock and remitted cash payments to cover the minimum withholding tax amounts, thereby effectively repurchasing from the employees such number of shares of our common stock at the following deemed purchase prices:

Month	Number of Shares Withheld	Deemed Purchase Price Per Share	Aggregate Purchase Price
April	160,679	$0.95	$152,645

Dividends

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of specified financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends.

At June 30, 2019, we had approximately $195.5 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of our subsidiaries.

For each of the three months ended June 30, 2019 and 2018, we declared and paid in cash an aggregate of $0.3 million in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly. Dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

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

PACIFIC ETHANOL, INC.

Dated: August 7, 2019	By:	/S/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)