Form 10-Q
period 2019-09-30
Pacific Ethanol, Inc.
filed 2019-11-12
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 11, 2019, there were 49,776,465 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, and 896 shares of Pacific Ethanol, Inc. non-voting common stock, $0.001 par value per share, outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
ASSETS	2019	2018
	(unaudited)	*

Current Assets:
Cash and cash equivalents	$18,921	$26,627
Accounts receivable, net (net of allowance for doubtful accounts of $39 and $12, respectively)	69,297	67,636
Inventories	62,509	57,820
Prepaid inventory	3,191	3,090
Derivative instruments	2,790	1,765
Other current assets	5,228	11,866
Total current assets	161,936	168,804
Property and equipment, net	442,810	482,657
Other Assets:
Right of use operating lease assets, net	38,791	—
Intangible assets	2,678	2,678
Other assets	6,645	5,842
Total other assets	48,114	8,520
Total Assets	$652,860	$659,981

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2018.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2019	2018
	(unaudited)	*

Current Liabilities:
Accounts payable – trade	$47,068	$48,176
Accrued liabilities	18,614	23,421
Current portion – operating leases	6,925	—
Current portion – long-term debt	144,543	146,671
Derivative instruments	3,619	6,309
Other current liabilities	7,662	7,282
Total current liabilities	228,431	231,859

Long-term debt, net of current portion	98,673	84,767
Operating leases, net of current portion	30,323	—
Assessment financing	9,342	9,342
Other liabilities	13,576	14,648
Total Liabilities	380,345	340,616
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of September 30, 2019 and December 31, 2018; liquidation preference of $18,075 as of September 30, 2019	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 49,783 and 45,771 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	50	46
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	937,795	932,179
Accumulated other comprehensive loss	(2,459)	(2,459)
Accumulated deficit	(678,808)	(630,000)
Total Pacific Ethanol, Inc. Stockholders’ Equity	256,579	299,767
Noncontrolling interests	15,936	19,598
Total Stockholders’ Equity	272,515	319,365
Total Liabilities and Stockholders’ Equity	$652,860	$659,981

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2018.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net sales	$365,160	$370,407	$1,067,264	$1,180,956
Cost of goods sold	379,976	366,639	1,080,398	1,175,099
Gross profit (loss)	(14,816)	3,768	(13,134)	5,857
Selling, general and administrative expenses	8,687	8,970	23,630	27,183
Loss from operations	(23,503)	(5,202)	(36,764)	(21,326)
Interest expense, net	(5,163)	(4,193)	(15,014)	(12,875)
Other income (expense), net	(407)	91	254	233
Loss before benefit for income taxes	(29,073)	(9,304)	(51,524)	(33,968)
Benefit for income taxes	—	—	—	563
Consolidated net loss	(29,073)	(9,304)	(51,524)	(33,405)
Net loss attributed to noncontrolling interests	1,747	1,790	3,662	5,142
Net loss attributed to Pacific Ethanol, Inc.	$(27,326)	$(7,514)	$(47,862)	$(28,263)
Preferred stock dividends	$(319)	$(319)	$(946)	$(946)
Net loss available to common stockholders	$(27,645)	$(7,833)	$(48,808)	$(29,209)
Net loss per share, basic and diluted	$(0.58)	$(0.18)	$(1.04)	$(0.68)
Weighted-average shares outstanding, basic and diluted	47,777	43,299	47,030	43,171

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities:
Consolidated net loss	$(51,524)	$(33,405)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	35,944	30,635
Deferred income taxes	—	(563)
Amortization of debt discount	539	539
Amortization of deferred financing fees	566	754
Non-cash compensation	2,103	2,579
(Gain) loss on derivative instruments	(1,565)	4,362
Bad debt expense	27	44
Changes in operating assets and liabilities:
Accounts receivable	(370)	12,656
Inventories	(4,689)	6,784
Prepaid expenses and other assets	5,836	(2,454)
Prepaid inventory	(101)	1,839
Operating leases	(7,646)	—
Accounts payable and accrued expenses	(6,323)	2,307
Net cash provided by (used in) operating activities	(27,203)	26,077
Investing Activities:
Additions to property and equipment	(2,144)	(10,874)
Net cash used in investing activities	(2,144)	(10,874)
Financing Activities:
Net proceeds from Kinergy’s line of credit	22,629	9,880
Proceeds from issuance of common stock	3,670	—
Proceeds from CoGen contract amendment	8,036	—
Proceeds from assessment financing	—	728
Principal payments on borrowings	(11,748)	(17,500)
Payments on capital leases	—	(761)
Preferred stock dividends paid	(946)	(946)
Net cash provided by (used in) financing activities	21,641	(8,599)
Net change in cash and cash equivalents	(7,706)	6,604
Cash and cash equivalents at beginning of period	26,627	49,489
Cash and cash equivalents at end of period	$18,921	$56,093

Supplemental Cash Flow Information:
Interest paid	$13,877	$11,299
Income tax refunds received	$—	$743
Noncash financing and investing activities:
Initial right of use assets and liabilities recorded under ASC 842	$43,753	$—

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
Balances, January 1, 2019	927	$1	45,771	$46	$932,179	$(630,000)	$(2,459)	$19,598	$319,365
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	(24)	—	797	—	—	—	797
Issuances of common stock	—	—	3,137	3	3,667	—	—	—	3,670
Preferred stock dividends	—	—	—	—	—	(312)	—	—	(312)
Net loss	—	—	—	—	—	(12,890)	—	(1,271)	(14,161)
Balances, March 31, 2019	927	$1	48,884	$49	$936,643	$(643,202)	$(2,459)	$18,327	$309,359
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	954	1	565	—	—	—	566
Preferred stock dividends	—	—	—	—	—	(315)	—	—	(315)
Net loss	—	—	—	—	—	(7,646)	—	(644)	(8,290)
Balances, June 30, 2019	927	$1	49,838	$50	$937,208	$(651,163)	$(2,459)	$17,683	$301,320
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	(54)	—	587	—	—	—	587
Preferred stock dividends	—	—	—	—	—	(319)	—	—	(319)
Net loss	—	—	—	—	—	(27,326)	—	(1,747)	(29,073)
Balances, September 30, 2019	927	$1	49,784	$50	$937,795	$(678,808)	$(2,459)	$15,936	$272,515

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
Balances, January 1, 2018	927	$1	43,986	$44	$927,090	$(568,462)	$(2,234)	$27,261	$383,700
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	(31)	—	735	—	—	—	735
Preferred stock dividends	—	—	—	—	—	(312)	—	—	(312)
Net loss	—	—	—	—	—	(7,841)	—	(1,656)	(9,497)
Balances, March 31, 2018	927	$1	43,955	$44	$927,825	$(576,615)	$(2,234)	$25,605	$374,626
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	1,006	1	553	—	—	—	554
Preferred stock dividends	—	—	—	—	—	(315)	—	—	(315)
Net loss	—	—	—	—	—	(12,908)	—	(1,696)	(14,604)
Balances, June 30, 2018	927	$1	44,961	$45	$928,378	$(589,838)	$(2,234)	$23,909	$360,261
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	(14)	—	884	—	—	—	884
Preferred stock dividends	—	—	—	—	—	(319)	—	—	(319)
Net loss	—	—	—	—	—	(7,514)	—	(1,790)	(9,304)
Balances, September 30, 2018	927	$1	44,947	$45	$929,262	$(597,671)	$(2,234)	$22,119	$351,522

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

As of September 30, 2019, all but one of the Company’s production facilities, specifically, the Company’s Aurora East facility, were operating. As market conditions change, the Company may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

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

Liquidity – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company and the ethanol industry as a whole experienced significant adverse conditions throughout most of 2018 and 2019 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to the low-margin environment, the Company has pursued strategic initiatives focused on the potential sale of certain production assets, a reduction of its debt levels, a strengthening of its cash and liquidity position, and opportunities for strategic partnerships and capital raising activities, positioning the Company to optimize its business performance. The most significant challenges to the Company in meeting these objectives would be a sustained adverse margin environment and insufficient cash flows to make its scheduled debt payments.

In implementing these strategic initiatives, the Company, as of September 30, 2019, had the following available liquidity and capital resources to achieve its objectives:

●	Cash of $18.9 million and excess availability under Kinergy’s line of credit of $2.2 million; and

●	Nine ethanol production facilities with an aggregate of 605 million gallons of annual production capacity, of which plant assets representing 355 million gallons of capacity are either unencumbered, or their entire sales proceeds would be used to repay the Company’s senior secured notes. The Company has engaged a financial advisor to help market certain of these assets.

The Company will likely not have sufficient cash to make its short-term scheduled debt payments, and is working on extensions with its lenders. While the lenders are secured by certain plant assets, the Company believes it has other unencumbered assets that may be used to satisfy the lenders. The Company continues working on a comprehensive long-term solution with its lenders to increase liquidity and extend the maturity dates of its debt.

The Company believes that its strategic initiatives, if implemented timely and on suitable terms, will provide sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs through at least the next twelve months.

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

Of the accounts receivable balance, approximately $61,743,000 and $54,820,000 at September 30, 2019 and December 31, 2018, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $39,000 and $12,000 as of September 30, 2019 and December 31, 2018, respectively. The Company recorded a bad debt expense of $0 and a bad debt recovery of $1,000 for the three months ended September 30, 2019 and 2018, respectively. The Company recorded a bad debt expense of $27,000 and $44,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2019	2018	2019	2018
Production, recorded as gross:
Ethanol/alcohol sales	$212,897	$216,788	$586,680	$670,304
Co-product sales	65,693	73,259	199,177	226,307
Intersegment sales	403	518	1,187	1,531
Total production sales	278,993	290,565	787,044	898,142

Marketing and distribution:
Ethanol/alcohol sales, gross	$86,124	$79,877	$280,032	$282,940
Ethanol/alcohol sales, net	446	483	1,375	1,405
Intersegment sales	2,079	2,201	5,839	6,757
Total marketing and distribution sales	88,649	82,561	287,246	291,102

Intersegment eliminations	(2,482)	(2,719)	(7,026)	(8,288)
Net sales as reported	$365,160	$370,407	$1,067,264	$1,180,956

Cost of goods sold:
Production	$294,888	$295,574	$810,670	$914,638
Marketing and distribution	87,976	73,784	277,545	268,917
Intersegment eliminations	(2,888)	(2,719)	(7,817)	(8,456)
Cost of goods sold as reported	$379,976	$366,639	$1,080,398	$1,175,099

Income (loss) before benefit for income taxes:
Production	$(25,999)	$(15,571)	$(50,682)	$(45,355)
Marketing and distribution	(998)	7,416	4,991	18,095
Corporate activities	(2,076)	(1,149)	(5,833)	(6,708)
	$(29,073)	$(9,304)	$(51,524)	$(33,968)

Depreciation and amortization:
Production	$11,833	$10,040	$35,390	$30,017
Corporate activities	195	177	554	618
	$12,028	$10,217	$35,944	$30,635

Interest expense:
Production	$1,969	$1,692	$5,724	$5,416
Marketing and distribution	929	344	2,291	1,042
Corporate activities	2,265	2,157	6,999	6,417
	$5,163	$4,193	$15,014	$12,875

The following table sets forth the Company’s total assets by operating segment (in thousands):

Total assets:	September 30, 2019	December 31, 2018
Production	$527,950	$532,790
Marketing and distribution	108,960	112,984
Corporate assets	15,950	14,117
	$652,860	$659,891

3.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, co-products, low-carbon and Renewable Identification Number (“RIN”) credits and unleaded fuel, and are valued at the lower-of-cost-or-net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a $0 and $2,328,000 valuation adjustment as of September 30, 2019 and December 31, 2018, respectively. Inventory balances consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Finished goods	$41,034	$35,778
Work in progress	8,207	6,855
Raw materials	7,236	7,233
Low-carbon and RIN credits	4,150	6,130
Other	1,882	1,824
Total	$62,509	$57,820

4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and nine months ended September 30, 2019 and 2018, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into exchange-traded forward contracts for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized losses of $3,320,000 and $991,000 as the changes in the fair values of these contracts for the three months ended September 30, 2019 and 2018, respectively. The Company recognized gains of $1,565,000 and losses of $4,362,000 as the changes in the fair values of these contracts for the nine months ended September 30, 2019 and 2018, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of September 30, 2019
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Other current assets	$2,400
Commodity contracts	Derivative instruments	$2,790	Derivative instruments	$3,619

	As of December 31, 2018
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Other current assets	$8,479
Commodity contracts	Derivative instruments	$1,765	Derivative instruments	$6,309

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains
		Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2019	2018
Commodity contracts	Cost of goods sold	$2,262	$916

		Unrealized Losses
		Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2019	2018
Commodity contracts	Cost of goods sold	$(5,582)	$(1,907)

		Realized Losses
		Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2019	2018
Commodity contracts	Cost of goods sold	$(2,150)	$(1,241)

		Unrealized Gains (Losses)
		Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2019	2018
Commodity contracts	Cost of goods sold	$3,715	$(3,121)

5.	LEASES.

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

The Company leases railcar equipment, office equipment and land for certain of its facilities. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three and nine months ended September 30, 2019, the Company’s weighted average discount rate was 6.01%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 57 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. For the three and nine months ended September 30, 2019, the weighted average remaining lease terms of equipment and land-related leases were 2.66 years and 13.43 years, respectively. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

The following table summarizes the remaining maturities of the Company’s operating lease liabilities, assuming all land lease extensions are taken, as of September 30, 2019 (in thousands):

Year Ended:	Equipment	Land Related
2019	$2,220	$262
2020	7,349	1,054
2021	4,364	1,077
2022	4,140	1,100
2023	3,500	1,013
2024-43	10,181	34,931
	$31,754	$39,437

For the three and nine months ended September 30, 2019, the Company recorded operating lease costs of $2,157,000 and $6,490,000 in cost of goods sold, respectively, and $119,000 and $354,000 in selling, general and administrative expenses, respectively, in the Company’s statements of operations.

6.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Kinergy line of credit	$79,685	$57,057
Pekin term loan	39,500	43,000
Pekin revolving loan	32,000	32,000
ICP term loan	12,000	16,500
ICP revolving loan	18,000	18,000
Parent notes payable	63,200	66,948
	244,385	233,505
Less unamortized debt discount	(150)	(690)
Less unamortized debt financing costs	(1,019)	(1,377)
Less short-term portion	(144,543)	(146,671)
Long-term debt	$98,673	$84,767

Kinergy Operating Line of Credit – On July 31, 2019, Kinergy amended its credit facility to continue, until November 30, 2019 or earlier on ten days prior notice from the lender, the borrowing base under the credit facility at 90% of eligible accounts receivable, plus the lesser of (a) $50,000,000, (b) 80% of eligible inventory, or (c) 95% of the estimated recovery value of eligible inventory. Additional borrowings under the expanded credit terms, which were $4,430,000 as of September 30, 2019, accrue interest at an annual rate equal to the daily three month LIBOR plus an applicable margin of 4.00%. As of September 30, 2019, Kinergy had additional unused borrowing availability under its credit facility of $2,247,000.

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

ICP Credit Facilities –As of September 30, 2019, ICP did not meet its minimum working capital requirement, however, ICP’s lender subsequently waived the minimum working capital deficiency. As of the filing of this report, the Company believes ICP is in compliance with its working capital requirement.

Restrictions – At September 30, 2019, there were approximately $184.8 million of net assets at the Company’s subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of the Company’s subsidiaries.

7.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At September 30, 2019, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and co-products. The Company had open ethanol indexed-price contracts for 184,865,000 gallons of ethanol as of September 30, 2019 and open fixed-price ethanol sales contracts totaling $124,090,000 as of September 30, 2019. The Company had open fixed-price co-product sales contracts totaling $33,575,000 and open indexed-price co-product sales contracts for 50,000 tons as of September 30, 2019. These sales contracts are scheduled to be completed throughout 2019.

Purchase Commitments – At September 30, 2019, the Company had indexed-price purchase contracts to purchase 7,150,000 gallons of ethanol and fixed-price purchase contracts to purchase $23,930,000 of ethanol from its suppliers. The Company had fixed-price purchase contracts to purchase $14,304,000 of corn from its suppliers as of September 30, 2019. These purchase commitments are scheduled to be satisfied throughout 2019.

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

The Company uses a December 31 measurement date for its Retirement Plan. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations. As of December 31, 2018, the Retirement Plan’s accumulated projected benefit obligation was $18,690,000, with a fair value of plan assets of $13,257,000. The underfunded amount of $5,433,000 is recorded on the Company’s consolidated balance sheet in other liabilities.

The Company’s net periodic Retirement Plan costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Interest cost	$190	$174	$570	$522
Service cost	94	106	282	318
Expected return on plan assets	(190)	(204)	(570)	(612)
Net periodic expense	$94	$76	$282	$228

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

The Company’s net periodic Postretirement Plan costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Interest cost	$55	$46	$165	$138
Service cost	17	2	51	6
Amortization of loss	30	33	90	99
Net periodic expense	$102	$81	$306	$243

9.	FAIR VALUE MEASUREMENTS.

The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels, as follows:

●	Level 1 – Observable inputs – unadjusted quoted prices in active markets for identical assets and liabilities;

●	Level 2 – Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data; and

●	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable. For fair value measurements using significant unobservable inputs, a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period.

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

The following table summarizes recurring fair value measurements by level at September 30, 2019 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments(1)	$2,790	$2,790	$—	$—
	$2,790	$2,790	$—	$—

Liabilities:
Derivative financial instruments(1)	$(3,619)	$(3,619)	$—	$—
	$(3,619)	$(3,619)	$—	$—

The following table summarizes recurring fair value measurements by level at December 31, 2018 (in thousands):

					Benefit Plan
					Percentage
	Fair Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments(1)	$1,765	$1,765	$—	$—

Defined benefit plan assets
(pooled separate accounts):
Large U.S. Equity(2)	3,621	—	3,621	—	27%
Small/Mid U.S. Equity(3)	1,844	—	1,844	—	14%
International Equity(4)	2,106	—	2,106	—	16%
Fixed Income(5)	5,686	—	5,686	—	43%
	$15,022	$1,765	$13,257	$—

Liabilities:
Derivative financial instruments	$(6,309)	$(6,309)	$—	$—

(1)	Included in derivative instruments in the consolidated balance sheets.

(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

10.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30, 2019
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(27,326)
Less: Preferred stock dividends	(319)
Basic and diluted loss per share:
Loss available to common stockholders	$(27,645)	47,777	$(0.58)

	Three Months Ended September 30, 2018
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(7,514)
Less: Preferred stock dividends	(319)
Basic and diluted loss per share:
Loss available to common stockholders	$(7,833)	43,299	$(0.18)

	Nine Months Ended September 30, 2019
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(47,862)
Less: Preferred stock dividends	(946)
Basic and diluted loss per share:
Loss available to common stockholders	$(48,808)	47,030	$(1.04)

	Nine Months Ended September 30, 2018
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(28,263)
Less: Preferred stock dividends	(946)
Basic and diluted loss per share:
Loss available to common stockholders	$(29,209)	43,171	$(0.68)

There were an aggregate of 635,000 potentially dilutive weighted-average shares from convertible securities outstanding for the three and nine months ended September 30, 2019. There were an aggregate of 425,000 and 635,000 potentially dilutive weighted-average shares from convertible securities outstanding for the three and nine months ended September 30, 2018, respectively. These convertible securities were not considered in calculating diluted net loss per share, as their effect would have been anti-dilutive.

11.	PARENT COMPANY FINANCIALS.

Restricted Net Assets – At September 30, 2019, the Company had approximately $184,763,000 of net assets at its subsidiaries that were not available to be transferred to Pacific Ethanol in the form of dividends, distributions, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

Parent company financial statements for the periods covered in this report are set forth below (in thousands):

	September 30, 2019	December 31, 2018
Current Assets:
Cash and cash equivalents	$5,658	$6,759
Receivables from subsidiaries	12,270	17,156
Other current assets	1,183	1,659
Total current assets	19,111	25,574

Property and equipment, net	308	522
Other Assets:
Investments in subsidiaries	249,641	286,666
Pacific Ethanol West plant receivable	55,750	58,766
Right of use operating lease assets, net	3,318	—
Other assets	1,529	1,437
Total other assets	310,238	346,869
Total Assets	$329,657	$372,965
Current Liabilities:
Accounts payable and accrued liabilities	$2,437	$2,469
Accrued PE Op Co. purchase	3,829	3,829
Current portion of long-term debt	62,866	66,255
Other current liabilities	587	385
Total current liabilities	69,719	72,938

Operating leases, net of current portion	3,108	—
Deferred tax liabilities	251	251
Other liabilities	—	9
Total Liabilities	73,078	73,198
Stockholders’ Equity:
Preferred stock	1	1
Common and non-voting common stock	50	46
Additional paid-in capital	937,795	932,179
Accumulated other comprehensive loss	(2,459)	(2,459)
Accumulated deficit	(678,808)	(630,000)
Total Pacific Ethanol, Inc. stockholders’ equity	256,579	299,767
Total Liabilities and Stockholders’ Equity	$329,657	$372,965

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Management fees from subsidiaries	$3,330	$3,330	$9,660	$9,738
Selling, general and administrative expenses	3,827	3,181	11,374	13,069
Income (loss) from operations	(497)	149	(1,714)	(3,331)
Interest income	1,145	1,185	3,486	3,518
Interest expense	(2,276)	(2,171)	(7,039)	(6,458)
Other expense	(4)	(4)	(86)	—
Loss before benefit for income taxes	(1,632)	(841)	(5,353)	(6,271)
Benefit for income taxes	—	—	—	563
Loss before benefit for income taxes	(1,632)	(841)	(5,353)	(5,708)
Equity in losses of subsidiaries	(25,694)	(6,673)	(42,509)	(22,555)
Consolidated net loss	$(27,326)	$(7,514)	$(47,862)	$(28,263)

	For the Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net loss	$(47,862)	$(28,263)
Adjustments to reconcile net loss to cash used in operating activities:
Equity in losses of subsidiaries	42,509	22,555
Depreciation	227	481
Deferred income taxes	—	563
Amortization of debt discounts	539	357
Changes in operating assets and liabilities:
Accounts receivables	(114)	(5,062)
Other assets	173	2,489
Accounts payable and accrued expenses	1,950	5
Accounts payable with subsidiaries	(502)	(622)
Net cash used in operating activities	$(3,080)	$(7,497)
Investing Activities:
Dividend from subsidiaries	$—	$10,000
Contributions to subsidiaries	—	(5,000)
Additions to property and equipment	(13)	(6)
Net cash provided by (used in) investing activities	$(13)	$4,994
Financing Activities:
Proceeds from issuances of common stock	$3,670	$—
Proceeds from Pacific Ethanol West	3,016	—
Payments on senior notes	(3,748)	—
Preferred stock dividend payments	(946)	(946)
Net cash provided by (used in) financing activities	$1,992	$(946)
Net decrease in cash and cash equivalents	(1,101)	(3,449)
Cash and cash equivalents at beginning of period	6,759	5,314
Cash and cash equivalents at end of period	$5,658	$1,865

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

Current Initiatives and Outlook

During most of the third quarter, we and the ethanol industry as a whole experienced among the worst ethanol production margins in years primarily due to demand destruction from the Environmental Protection Agency’s, or EPA’s, ongoing practice of granting small refinery exemptions from the Renewable Fuel Standard, or RFS, and ongoing United States trade disputes with China.

The prolonged negative margin environment from 2018 through most of 2019 resulted in an industry-wide moderation of production volumes. We continue to moderate production volumes in locations most impacted by high ethanol inventory levels. We have idled our Aurora East production facility, and overall, we operated at approximately 82% of production capacity across our plants for the third quarter. We continue to use Kinergy’s marketing platform to source third-party ethanol to help meet our contractual commitments and support our decision to reduce production. Lower industry-wide production levels have reduced inventory and enabled a better supply-demand balance, driving inventory levels to near two-year lows.

Toward the end of the third quarter and continuing into the fourth quarter, production margins rebounded to levels better than at any time in the prior two years. We believe improved margins are sustainable with continued industry discipline to moderate production volumes, increased demand from incremental E15 sales, including year-round sales of E15, the reallocation of ethanol volumes from small refinery exemptions by the EPA, and a resolution of trade disputes with China.

We expect that the 2020 final rule for RFS blending requirements will result in higher mandated ethanol volumes and increased demand. Over the past three years, the EPA’s small refinery exemptions resulted in an annual average mandate of approximately 13.6 billion gallons. During this time, the EPA’s exemptions increased nearly four-fold to an average of twenty eight exemptions granted per year compared to an average of eight exemptions granted per year in the prior three-year period. Given the Trump Administration’s stated commitment to reallocate ethanol volumes from small refinery exemptions to other obligated parties, and ethanol’s compelling cost, octane and carbon benefits, we believe that the ethanol industry will return to growth.

United States ethanol exports are on pace to reach 1.5 billion gallons in 2019. While this export volume is below 2018’s level due to the halt of United States ethanol exports to China, if 2019’s pace is sustained, 2019 export volume will mark the second best year for export volumes. Approximately thirty countries have renewable fuel standards or targets and globally, excluding China, countries are importing more ethanol from the United States as it represents a low-cost source of high-octane and low-carbon transportation fuel. If a resolution of trade disputes with China occurs, given incremental growth in other export markets, United States ethanol exports could set a new record in 2020.

Carbon values in our West Coast markets remain strong and at or near historic highs, resulting in robust premiums for our lower-carbon ethanol as a result of government programs such as California’s Low Carbon Fuel Standard and Oregon’s Clean Fuels Program. Other states and regions are also pursuing supportive carbon policies. In Washington, the Puget Sound Clean Air Agency has proposed a Clean Fuel Standard that would apply to transportation fuels supplied or sold in the four-county Puget Sound region. Colorado, the regional Midwest and New York are also evaluating new clean fuel standards.

We are pursuing a number of strategic initiatives focused on the potential sale of certain production assets, a reduction of our debt levels, a strengthening of our cash and liquidity position, and opportunities for strategic partnerships and capital raising activities, positioning us to optimize our business performance. Our most significant challenge in meeting these objectives would be a sustained adverse margin environment.

We continue to make progress on our plans, but concluding our potential transactions has taken longer than anticipated. We believe that an improving market will help us complete our strategic initiatives. We have excellent production assets with values well in excess of our near-term liquidity needs. We are confident in our strong relationships with our financial and commercial partners and believe we are taking appropriate steps to increase shareholder value to benefit our stakeholders long-term and to provide greater financial flexibility to execute future strategic initiatives. See”-Liquidity and Capital Resources”.

We remain focused on implementing initiatives and investing in our assets to reduce costs, both at the operating and corporate levels; further diversifying our sales through additional high-protein animal feed and high-quality alcohol products; improving our production yields and other operating efficiencies; and reducing the carbon intensity of the ethanol we produce.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2019	2018	Variance	2019	2018	Variance
Production gallons sold (in millions)	130.1	139.9	(7.0)%	365.6	425.1	(14.0)%
Third party gallons sold (in millions)	80.2	72.3	10.9%	258.3	247.2	4.5%
Total gallons sold (in millions)	210.3	212.2	(0.9)%	623.9	672.3	(7.2)%

Total gallons produced (in millions)	124.2	138.7	(10.5)%	368.0	424.1	(13.2)%
Production capacity utilization	82%	91%	(9.9)%	81%	94%	(13.8)%

Average sales price per gallon	$1.61	$1.60	0.6%	$1.59	$1.61	(1.2)%

Corn cost per bushel – CBOT equivalent	$3.85	$3.63	6.1%	$3.80	$3.67	3.5%
Average basis (1)	$0.47	$0.21	123.8%	$0.42	$0.26	61.5%
Delivered cost of corn	$4.32	$3.84	12.5%	$4.22	$3.93	7.4%

Total co-product tons sold (in thousands)	720.4	773.2	(6.8)%	2,096.0	2,365.2	(11.4)%

Co-product revenues as % of delivered cost of corn(2)	30.9%	35.8%	(13.7)%	35.1%	36.2%	(3.0)%

Average CBOT ethanol price per gallon	$1.41	$1.35	4.4%	$1.38	$1.41	(2.1)%
Average CBOT corn price per bushel	$3.89	$3.53	10.2%	$3.84	$3.68	4.3%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent

Net sales	$365,160	$370,407	$(5,247)	(1.4)%	$1,067,264	$1,180,956	$(113,692)	(9.6)%
Cost of goods sold	379,976	366,639	13,337	3.6%	1,080,398	1,175,099	(94,701)	(8.1)%
Gross profit	$(14,816)	$3,768	$(18,584)	NM	$(13,134)	$5,857	$(18,991)	NM
Percentage of net sales	(4.1)%	1.0%			(1.2)%	0.5%

Net Sales

The decline in our net sales for the three and nine months ended September 30, 2019 as compared to the same periods in 2018 was primarily due to a decline in our total gallons sold.

We sold fewer production gallons and co-products for the three and nine months ended September 30, 2019 as compared to the same periods in 2018. These declines are primarily due to lower production capacity utilization at our plants in response to a lower ethanol crush margin environment, which included idling our Aurora East production facility. Our production capacity utilization declined to 82% and 81% for the three and nine months ended September 30, 2019, respectively, compared to 91% and 94% for the same periods in 2018, respectively.

Three Months Ended September 30, 2019 and 2018

On a consolidated basis, our average sales price per gallon increased 0.6% to $1.61 for the three months ended September 30, 2019 compared to $1.60 for the same period in 2018. The average Chicago Board of Trade, or CBOT, ethanol price per gallon, increased 4.4% to $1.41 for the three months ended September 30, 2019 compared to $1.35 for the same period in 2018.

Production Segment

Net sales of ethanol from our production segment declined by $3.9 million, or 2%, to $212.9 million for the three months ended September 30, 2019 as compared to $216.8 million for the same period in 2018. Our total volume of production ethanol gallons sold declined by 9.8 million gallons, or 7%, to 130.1 million gallons for the three months ended September 30, 2019 as compared to 139.9 million gallons for the same period in 2018. Our production segment’s average sales price per gallon increased 6% to $1.62 for the three months ended September 30, 2019 compared to our production segment’s average sales price per gallon of $1.53 for the same period in 2018. At our production segment’s average sales price per gallon of $1.62 for the three months ended September 30, 2019, we generated $15.8 million less in net sales from our production segment from the 9.8 million fewer gallons of produced ethanol sold in the three months ended September 30, 2019 as compared to the same period in 2018. This decline was partially offset by the increase of $0.09 in our production segment’s average sales price per gallon for the three months ended September 30, 2019 as compared to the same period in 2018, which increased our net sales of ethanol from our production segment by $11.9 million.

Net sales of co-products decreased $7.6 million, or 10%, to $65.7 million for the three months ended September 30, 2019 as compared to $73.3 million for the same period in 2018. Our total volume of co-products sold declined by 52.8 thousand tons, or 7%, to 720.4 thousand tons for three months ended September 30, 2019 from 773.2 thousand tons for the same period in 2018, and our average sales price per ton decreased to $91.19 for the three months ended September 30, 2019 from $94.75 for the same period in 2018. At our average sales price per ton of $91.19 for the three months ended September 30, 2019, we realized $4.8 million less in net sales from the 52.8 thousand ton decline in co-products sold in the three months ended September 30, 2019 as compared to the same period in 2018. The decline in our average sales price per ton of $3.56, or 4%, for the three months ended September 30, 2019 as compared to the same period in 2018 reduced our net sales of co-products by $2.8 million.

Marketing Segment

Net sales of ethanol from our marketing segment increased by $6.2 million, or 8%, to $86.1 million for the three months ended September 30, 2018 as compared to $79.9 million for the same period in 2018. Our total volume of ethanol gallons sold by our marketing segment declined by 1.9 million gallons, or 1%, to 210.3 million gallons for the three months ended September 30, 2019 as compared to 212.2 million gallons for the same period in 2018.

The decline in production gallons sold by our marketing segment resulted in a decline of $0.1 million in net sales generated by our marketing segment, which were eliminated upon consolidation.

Our marketing segment’s average sales price per gallon increased $0.04, or 3%, to $1.61 for the three months ended September 30, 2019 as compared to $1.57 for the same period in 2018. At our marketing segment’s average sales price per gallon of $1.61 for the three months ended September 30, 2019, we realized $3.0 million less in net sales from our marketing segment from the 1.9 million fewer gallons sold in the three months ended September 30, 2019 as compared to the same period in 2018. The increase of $0.04 in our marketing segment’s average sales price per gallon for the three months ended September 30, 2019 as compared to the same period in 2018 increased our net sales from ethanol sold by our marketing segment by $9.2 million.

Nine Months Ended September 30, 2019 and 2018

On a consolidated basis, our average sales price per gallon declined 1.2% to $1.59 for the nine months ended September 30, 2019 compared to $1.61 for the same period in 2018. The average CBOT ethanol price per gallon declined 2.1% to $1.38 for the nine months ended September 30, 2019 compared to $1.41 for the same period in 2018.

Production Segment

Net sales of ethanol from our production segment declined by $83.6 million, or 12%, to $586.7 million for the nine months ended September 30, 2019 as compared to $670.3 million for the same period in 2018. Our total volume of production ethanol gallons sold declined by 59.5 million gallons, or 14%, to 365.6 million gallons for the nine months ended September 30, 2019 as compared to 425.1 million gallons for the same period in 2018. Our production segment’s average sales price per gallon increased 2% to $1.59 for the nine months ended September 30, 2019 compared to $1.56 for the same period in 2018. At our production segment’s average sales price per gallon of $1.59 for the nine months ended September 30, 2019, we generated $94.3 million less in net sales from our production segment from the 59.5 million fewer gallons of produced ethanol sold in the nine months ended September 30, 2019 as compared to the same period in 2018. The increase of $0.03 in our production segment’s average sales price per gallon for the nine months ended September 30, 2019 as compared to the same period in 2018 increased our net sales of ethanol from our production segment by $10.7 million.

Net sales of co-products declined $27.1 million, or 12%, to $199.2 million for the nine months ended September 30, 2019 as compared to $226.3 million for the same period in 2018. Our total volume of co-products sold decreased by 269.2 thousand tons, or 11%, to 2,096.0 thousand tons for nine months ended September 30, 2019 from 2,365.2 thousand tons for the same period in 2018, and our average sales price per ton decreased to $95.03 for the nine months ended September 30, 2019 from $95.68 for the same period in 2018. At our average sales price per ton of $95.03 for the nine months ended September 30, 2019, we generated $25.6 million less in net sales from the 269.2 thousand tons of additional co-products sold in the nine months ended September 30, 2019 as compared to the same period in 2018. The decrease of $0.65, or 1%, in our average sales price per ton for the nine months ended September 30, 2019 as compared to the same period in 2018 decreased net sales of co-products by $1.5 million.

Marketing Segment

Net sales of ethanol from our marketing segment declined by $2.9 million, or 1%, to $280.0 million for the nine months ended September 30, 2019 as compared to $282.9 million for the same period in 2018. Our total volume of ethanol gallons sold by our marketing segment declined by 48.4 million gallons, or 7%, to 623.9 million gallons for the nine months ended September 30, 2019 as compared to 672.3 million gallons for the same period in 2018.

The increase in production gallons sold by our marketing segment resulted in an increase of $0.9 million in net sales generated by our marketing segment, which were eliminated upon consolidation.

Our marketing segment’s average sales price per gallon increased $0.11, or 8%, to $1.65 for the nine months ended September 30, 2019 as compared to $1.54 for the same period in 2018. At our marketing segment’s average sales price per gallon of $1.65 for the nine months ended September 30, 2019, we realized $80.0 million less in net sales from our marketing segment from the 48.4 million fewer gallons sold in the nine months ended September 30, 2019 as compared to the same period in 2018. The increase of $0.11 in our marketing segment’s average sales price per gallon for the nine months ended September 30, 2019 as compared to the same period in 2018 increased our net sales from ethanol sold by our marketing segment by $77.1 million.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit (loss) decreased to a gross loss of $14.8 million, representing a negative gross profit margin of 4.1%, for the three months ended September 30, 2019 compared to a gross profit of $3.8 million, representing a gross profit margin of 1.0%, for the same period in 2018. Our consolidated gross profit (loss) declined to a gross loss of $13.1 million, representing a negative gross profit margin of 1.2%, for the nine months ended September 30, 2019 compared to a gross profit of $5.9 million, representing a gross profit margin of 0.5%, for the same period in 2018. Our gross profit and gross profit margin declined primarily due to significantly lower commodity margins predominately resulting from higher corn prices without a commensurate increase in ethanol prices.

Three Months Ended September 30, 2019 and 2018

Production Segment

Our production segment’s gross profit from external sales declined by $10.9 million to a gross loss of $15.9 million for the three months ended September 30, 2019 as compared to a gross loss of $5.0 million for the same period in 2018. Of this decline, $12.1 million is attributable to our production segment’s lower margins for the three months ended September 30, 2019 as compared to the same period in 2018, partially offset by $1.2 million attributable to lower production volumes for the three months ended September 30, 2019 as compared to the same period in 2018.

Marketing Segment

Our marketing segment’s gross profit declined by $7.7 million to $1.1 million for the three months ended September 30, 2019 as compared to $8.8 million for the same period in 2018, largely attributable to our marketing segment’s lower margins per gallon for the three months ended September 30, 2019 as compared to the same period in 2018.

Nine Months Ended September 30, 2019 and 2018

Production Segment

Our production segment’s gross profit from external sales declined by $7.1 million to a gross loss of $23.6 million for the nine months ended September 30, 2019 as compared to a gross loss of $16.5 million for the same period in 2018. Of this decline, $11.0 million is attributable to our production segment’s lower margins for the nine months ended September 30, 2019 as compared to the same period in 2018, partially offset by $3.9 million attributable to decreased production volumes for the nine months ended September 30, 2019 as compared to the same period in 2018.

Marketing Segment

Our marketing segment’s gross profit declined by $11.9 million to $10.5 million for the nine months ended September 30, 2019 as compared to $22.4 million for the same period in 2018. Of this decline, $11.0 million is attributable to our marketing segment’s lower margins for the nine months ended September 30, 2019 as compared to the same period in 2018, and $0.9 million is attributable to reduction in volumes for the nine months ended September 30, 2019 as compared to the same period in 2018.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Selling, general and administrative expenses	$8,687	$8,970	$(283)	(3.2)%	$23,630	$27,183	$(3,553)	(13.1)%
Percentage of net sales	2.4%	2.4%			2.2%	2.3%

Our SG&A expenses declined for the three and nine months ended September 30, 2019 as compared to the same period in 2018. The decrease in SG&A expenses is primarily due to reductions in compensation and health insurance costs. Our capital expenditures through the first nine months of 2019 totaled $2.1 million and were primarily attributable to ongoing repair and maintenance of our production facilities.

Net Loss Available to Common Stockholders

The following table presents our net loss available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Net loss available to common stockholders	$(27,645)	$(7,833)	$(19,812)	(252.9)%	$(48,808)	$(29,209)	$(19,599)	(67.1)%
Percentage of net sales	(7.6)%	(2.1)%			(4.6)%	(2.5)%

The increase in net loss available to common stockholders is primarily due to lower production and third party marketing margins for the three and nine months ended September 30, 2019 as compared to the same periods in 2018.

Liquidity and Capital Resources

During the nine months ended September 30, 2019, we funded our operations primarily from cash on hand and advances from our revolving credit facilities. These funds were also used to make capital expenditures, capital lease payments and principal and interest payments on term debt.

Both we and the ethanol industry as a whole experienced significant adverse conditions throughout most of 2018 and 2019 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to the low-margin environment, we have pursued strategic initiatives focused on the potential sale of certain production assets, a reduction of our debt levels, a strengthening of our cash and liquidity position, and opportunities for strategic partnerships and capital raising activities, positioning us to optimize our business performance. Our most significant challenges in meeting these objectives would be a sustained adverse margin environment and insufficient cash flows to make our scheduled debt payments.

We continue to make progress on our plans, but concluding our potential transactions has taken longer than anticipated. We believe that an improving market will help us complete our strategic initiatives. We have excellent production assets with values well in excess of our near-term liquidity needs. We are confident in our strong relationships with our financial and commercial partners and believe we are taking the appropriate steps to increase our shareholder value to benefit our stakeholders long-term and to provide greater financial flexibility to executive future strategic initiatives.

Our current available capital resources consist of cash on hand and amounts available for borrowing under our credit facilities. We expect that our future available capital resources will consist primarily of our current cash balances, availability under our lines of credit, any cash generated from operations, net cash proceeds from any sale of our production assets and net cash proceeds from any equity sales or debt financing transactions.

At September 30, 2019, on a consolidated basis, we had an aggregate of $18.9 million in cash and Kinergy had $2.2 million in excess availability under its credit facility.

As of September 30, 2019, our current liabilities of $228.4 million exceeded our current assets of $161.9 million, resulting in a working capital deficit of $66.5 million. This working capital deficit arises from the following:

●	Our senior secured notes in the amount of $63.2 million at September 30, 2019 are due on December 15, 2019 and therefore listed as current liabilities. We believe we are in compliance with the terms of these notes. We are currently in negotiations to extend the term of these notes. See “—Pacific Ethanol, Inc. Notes Payable” below.

●	Our term loan in the amount of $39.5 million and our revolving loan in the amount of $32.0 million, both associated with our Pekin facilities, are listed as current liabilities due to a temporary forbearance agreement with our lender. See “—Pekin Credit Facilities” below.

We believe our strategic initiatives, if implemented timely and on suitable terms, will provide sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs through at least the next twelve months. However, if we are unable to timely implement our strategic initiatives, if margins do not improve, or if we are unable to further defer principal and/or interest payments or extend the maturity date of our debt, we will likely have insufficient liquidity through the next twelve months, or earlier depending on margins, operating cash flows and lender forbearance. In addition, if margins do not sustainably improve from levels experienced in the third quarter, we may be forced to curtail our production at one or more of our operating facilities. See “Risk Factors”.

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

	September 30, 2019	December 31, 2018	Change
Cash and cash equivalents	$18,921	$26,627	(28.9)%
Current assets	$161,936	$168,804	(4.1)%
Property and equipment, net	$442,810	$482,657	(8.3)%
Current liabilities	$228,431	$231,859	(1.5)%
Long-term debt, net of current portion	$98,673	$84,767	16.4%
Working capital deficit	$(66,495)	$(63,055)	(5.5)%
Working capital ratio	0.71	0.73	(2.7)%

Restricted Net Assets

At September 30, 2019, we had approximately $184.8 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of our subsidiaries.

Changes in Working Capital and Cash Flows

Our working capital deficit increased to a deficit of $66.5 million at September 30, 2019 from a deficit of $63.1 million at December 31, 2018 as a result of a decrease of $6.9 million in current assets, partially offset by a decrease of $3.4 million in current liabilities.

Current assets decreased primarily due to a decreases of $7.7 million in cash and cash equivalents and $6.6 million in other current assets, partially offset by increases of $4.7 million in inventories and $1.7 million in accounts receivables.

Our current liabilities declined by $3.4 million at September 30, 2019 as compared to December 31, 2018 primarily due to a decrease in accounts payable and accrued expenses of $5.9 million, a decrease of $2.7 million in derivative liabilities and $2.1 million in current portion of long-term debt, partially offset by an increase of $6.9 million in current portion – operating leases as we adopted a new accounting standard. Our current liabilities include our senior secured notes in the amount of $63.2 million, which are due on December 15, 2019, our Pekin credit facilities in the amount of approximately $71.5 million as a result of covenant defaults, but as to which we have received temporary lender forbearance, and $4.4 million used under our expanded credit facility at Kinergy, the extension of which expires on November 30, 2019, or earlier on two days prior notice from the lender.

Our cash and cash equivalents declined by $7.7 million at September 30, 2019 as compared to December 31, 2018 primarily due to $27.2 million in cash used in our operating activities primarily as a result of higher operating losses and the other factors noted below and $2.1 million in additions to property and equipment, partially offset by $21.6 million in cash provided by our financing activities from additional borrowings, proceeds from a contract amendment with a vendor, and sales of our common stock.

Cash used in our Operating Activities

Cash used in our operating activities increased by $53.3 million for the nine months ended September 30, 2019, as compared to the same period in 2018. We used $27.2 million of cash in our operating activities during the period. Specific factors that contributed to the increase in cash used in our operating activities include:

●	an increase of $18.1 million in our consolidated net loss;

●	a decrease of $16.3 million related to accounts payable, accrued expenses and operating leases, primarily due to the timing of payments;

●	a decrease of $13.0 million related to accounts receivable, primarily due to the timing of collections;

●	a decrease of $5.9 million in our derivative instruments as a result of closing out certain positions during the period; and

●	a decrease of $11.5 million related to inventories due to higher ending inventories resulting from slower product shipments caused by weather-related transportation logistics.

These amounts were partially offset by:

●	an increase of $5.3 million in depreciation expense due to our adoption of lease accounting, resulting in increased lease assets; and

●	an increase of $8.3 million related to prepaid expenses and other assets due to the timing of payments.

Cash used in our Investing Activities

Cash used in our investing activities declined by $8.7 million for the nine months ended September 30, 2019 as compared to the same period in 2018. The decrease in cash used in our investing activities is primarily due to reduced spending on capital projects during a low margin environment.

Cash provided by our Financing Activities

Cash provided by our financing activities increased by $30.2 million for the nine months ended September 30, 2019 as compared to the same period in 2018. The increase in cash provided by our financing activities is primarily due to $8.0 million in proceeds from a contract amendment with a vendor, $3.7 million in proceeds from sales of our common stock, $12.7 million in additional net borrowings under Kinergy’s line of credit, partially offset by $5.7 million less in principal payments on borrowings for the period.

Kinergy Operating Line of Credit

Kinergy maintains an operating line of credit for an aggregate amount of up to $100.0 million. The credit facility matures on August 2, 2022. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging from 1.50% to 2.00%, or up to 4.00% for additional borrowings under relaxed borrowing base credit terms through November 30, 2019, or earlier on two days prior notice from the lender. The credit facility’s monthly unused line fee is 0.25% to 0.375% of the amount by which the maximum credit under the facility exceeds the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to Kinergy are limited under the terms of the credit facility to $1.5 million per fiscal quarter. The credit facility also includes the accounts receivable of Pacific Ag. Products, LLC, or PAP, as additional collateral. Payments that may be made by PAP to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to PAP are limited under the terms of the credit facility to $0.5 million per fiscal quarter. PAP, one of our indirect wholly-owned subsidiaries, markets our co-products and also provides raw material procurement services to our subsidiaries.

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

	Three Months Ended September 30,		Years Ended December 31,
	2019	2018	2018	2017

Fixed-Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	5.62	18.77	19.06	2.79
Excess	3.62	16.77	17.06	0.79

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of September 30, 2019, Kinergy had an outstanding balance of $79.7 million with additional borrowing availability under the credit facility of $2.2 million.

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

PE Pekin is also required to pay by November 15, 2019 the aggregate amount of $10.5 million representing all deferred and unpaid scheduled principal payments and all additional scheduled principal payments for the remainder of 2019. As of September 30, 2019, PE Pekin had no additional borrowing availability under its revolving credit facility.

We are in the process of documenting an extension of the waivers and principal deferral with our lender, initially for a short-term extension to December 15, 2019, with the intention of working with all of our lenders on a comprehensive long-term solution.

ICP Credit Facilities

On September 15, 2017, ICP entered into term and revolving credit facilities. ICP borrowed $24.0 million under a term loan facility that matures on September 20, 2021 and $18.0 million under a revolving credit facility that matures on September 1, 2022. The ICP credit facilities are secured by a first-priority security interest in all of ICP’s assets. Interest accrues under the ICP credit facilities at an annual rate equal to the 30-day LIBOR plus 3.75%, payable monthly. ICP is required to make quarterly consecutive principal payments in the amount of $1.5 million. ICP is required to pay monthly in arrears a fee on any unused portion of the revolving credit facility at a rate of 0.75% per annum. Prepayment of these facilities is subject to a prepayment penalty. Under the terms of the credit facilities, ICP is required to maintain not less than $8.0 million in working capital and an annual debt service coverage ratio of not less than 1.5 to 1.0, beginning for the year ended December 31, 2018. As of September 30, 2019, ICP had no additional borrowing availability under its revolving credit facility. As of September 30, 2019, ICP did not meet its minimum working capital requirement, however, ICP’s lender subsequently waived the minimum working capital deficiency. As of the filing of this report, we believe ICP is in compliance with its working capital requirement.

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

We are in negotiations with our senior noteholders to refinance this indebtedness and extend the maturity date as part of a comprehensive long-term solution with all of our lenders.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and nine months ended September 30, 2019 and 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2019 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

If we are unable to timely sell production assets or raise additional capital, or both, in sufficient amounts and on suitable terms, if we do not experience a sustained margin improvement, or if we are unable to further defer principal and/or interest payments or extend the maturity date of our debt, we will likely have insufficient liquidity to operate our business through the next twelve months, or earlier depending on margins, operating cash flows and lender forbearance. A failure to timely implement our strategic initiatives on suitable terms will have a material adverse effect on our business, prospects, financial condition and results of operations and could result in a need to seek protection under the U.S. Bankruptcy Code for all or some portion of our production asset and other subsidiaries, at the parent company level, or both.

We may not have sufficient liquidity to satisfy our obligations under our Pekin credit facility.

PE Central is obligated to contribute to PE Pekin, on or prior to November 15, 2019, the amount of $30.0 million, minus the then-existing amount of PE Pekin’s working capital, plus the amount of any accounts receivable owed by PE Central to PE Pekin, plus $12.0 million. In addition, PE Pekin is required to pay to the lender under the Pekin credit facility, on or prior to November 15, 2019, the amount of $10.5 million representing all deferred and unpaid scheduled principal payments and all additional scheduled principal payments for the remainder of 2019. PE Central and PE Pekin will not be able to contribute and pay the amounts then due and will require an extension from the lender. We cannot assure you that we will be able to obtain an extension, or if an extension is obtained, that we will have sufficient financial resources or that we will be able to sell production assets or arrange financing to contribute and pay the amounts later due. If PE Central is unable to contribute or if PE Pekin is unable to pay the amounts due under our Pekin credit facility, and if no further extension is obtained, our lender could declare all debt obligations due and payable and foreclose on its security interest in our Pekin production assets which would force us to seek protection under the U.S. Bankruptcy Code for our Pekin subsidiaries and could result in a loss of those assets, any of which would have a material adverse effect on our business, prospects, financial condition and results of operations.

We may not have sufficient liquidity to satisfy our obligations under our senior secured notes.

We are obligated to make interest payments of approximately $2.0 million per quarter under our senior secured notes. In addition, the entire outstanding principal amount of the notes, currently approximately $63.2 million, is due and payable on December 15, 2019. Our obligations under these notes are direct obligations of Pacific Ethanol, Inc. and are secured by our ownership interests in our West Coast production assets. We will likely not be able to pay the amounts then due under the notes and will require an extension from the senior noteholders. We cannot assure you that we will be able to obtain an extension, or if an extension is obtained, that we will have sufficient financial resources or that we will be able to sell production assets or arrange financing to pay the amounts later due under the notes. If we are unable to pay the amounts due under the notes, and if no further extension is obtained, our lenders could pursue a claim directly against Pacific Ethanol, Inc. and foreclose on their security interest in our West Coast production assets resulting in a loss of those assets, which would have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, we may be forced to seek protection under the U.S. Bankruptcy Code.

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

We have incurred significant losses and negative operating cash flow in the past. For the nine months ended September 30, 2019 and 2018, we incurred consolidated net losses of approximately $51.5 million and $33.4 million, respectively. For the years ended December 31, 2018 and 2017, we incurred consolidated net losses of approximately $67.9 million and $38.1 million, respectively. For the nine months ended September 30, 2019, we incurred negative operating cash flows of approximately $27.2 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from future financing activities, if any, to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

Legislation aimed at reducing or limiting the renewable fuel use required by the RFS has been introduced in the United States Congress. On May 7, 2019, the Food and Fuel Consumer Protection Act of 2019 (H.R. 2540), was introduced in the House of Representatives. The bill aims to prevent RFS blending obligations from requiring ethanol to make up more than 9.7 percent of the total volume of gasoline projected to be sold or introduced into commerce in the United States for a given calendar year. The bill was referred to a congressional committee, which will consider it before possibly sending the bill to the House of Representatives as a whole. On July 25, 2019, a bill (S.2298) was introduced in the United States Senate, to amend the Clean Air Act to eliminate the corn ethanol mandate for renewable fuel. The bill was read twice and referred to the Committee on Environment and Public Works. Our results of operations, cash flows and financial condition could be adversely impacted if any legislation is enacted that reduces or limits the RFS volume requirements.

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

We conduct most of our operations through subsidiaries and are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to generate free cash flow. Moreover, some of our subsidiaries are limited in their ability to pay dividends or make distributions, loans or advances to us by the terms of their financing arrangements. At September 30, 2019, we had approximately $184.8 million of net assets at our subsidiaries that were not available to be distributed in the form of dividends, distributions, loans or advances due to restrictions contained in their financing arrangements.

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

At September 30, 2019, we had approximately $184.8 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of our subsidiaries.

For each of the three months ended September 30, 2019 and 2018, we declared and paid in cash an aggregate of $0.3 million in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly. Dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit Number	Description (#)

10.1	Amendment No. 5 to Credit Agreement dated July 15, 2019 by and among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA and CoBank, ACB (1)

10.2	Amendment No. 2 to Second Amended and Restated Credit Agreement dated July 31, 2019 by and among Kinergy Marketing LLC, Pacific Ag.Products, LLC, the parties thereto from time to time as lenders and Wells Fargo Bank, National Association (2)

10.3	At Market Issuance Sales Agreement dated as of September 19, 2019, by and between Pacific Ethanol, Inc. and H.C. Wainwright & Co., LLC (3)

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

(*)	Filed herewith.
(#)	All of the agreements filed as exhibits to this report contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2019.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2019.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: November 12, 2019	By:	/S/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)