Form 10-K
period 2019-12-31
Pacific Ethanol, Inc.
filed 2020-03-30
CIK 778164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-21467

PACIFIC ETHANOL, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2170618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Capitol Mall, Suite 2060, Sacramento, California	95814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (916) 403-2123

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, $0.001 par value	PEIX	The Nasdaq Stock Market LLC
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $36.4 million as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 27, 2020, there were 55,893,014 shares of the registrant’s common stock, $0.001 par value per share, and 896 shares of the registrant’s non-voting common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference certain information from the registrant’s proxy statement (the “Proxy Statement”) for the 2020 Annual Meeting of Stockholders to be filed on or before April 29, 2020.

i

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our ability to timely and successfully implement our strategic initiatives; our ability to continue as a going concern; our accounting estimates, assumptions and judgments; the demand for ethanol and its co-products; the competitive nature of and anticipated growth in our industry; production capacity and goals; our ability to consummate acquisitions and integrate their operations successfully; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

ii

PART I

Item 1.	Business.

Recent Developments

We, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2018 and 2019, and thus far into 2020, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the impact of the novel coronavirus in 2020, resulted and continue to result in negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to the low margin environment, we have reduced production and have pursued strategic initiatives focused on the sale of certain production assets, a reduction of our debt levels, a strengthening of our cash and liquidity position, and opportunities for strategic partnerships and capital raising activities, positioning us to optimize our business performance. Our most significant challenges in meeting these objectives would be a sustained adverse margin environment and insufficient cash flow to fund operations or make our debt payments.

We do not expect to have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs unless we successfully restructure our debt, sell assets, experience a significant improvement in margins and/or obtain other sources of liquidity. We have reduced production at our facilities by more than 60% due to market conditions and in an effort to conserve capital. If margins do not promptly and sustainably improve from current levels, we may be forced to further curtail or cease production at one or more of our operating facilities. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

On February 28, 2020, we entered into a membership interest purchase agreement with Aurora Cooperative Elevator Company, or ACEC, to sell our full 73.93% ownership interest in Pacific Aurora, LLC, or Pacific Aurora, to ACEC for total consideration of $52.8 million, subject to certain working capital adjustments, payable in cash and $16.5 million in ACEC promissory notes. ACEC currently owns 26.07% of Pacific Aurora.

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

We wholly-own all of our plants located on the West Coast and the three plants in Pekin, Illinois. Pacific Aurora owns the two plants in Aurora, Nebraska as well as the grain elevator adjacent to those properties and related grain handling assets, including the outer rail loop, and the real property on which they are located.

All of our plants, except our Stockton and Aurora East facilities, are currently operating. Our Stockton facility was idled in March 2020, and our Aurora East facility was idled in December 2018 due to unfavorable market conditions. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

Facility Name	Facility Location	Estimated Annual Capacity (gallons)
Magic Valley	Burley, ID	60,000,000
Columbia	Boardman, OR	40,000,000
Stockton	Stockton, CA	60,000,000
Madera	Madera, CA	40,000,000
Aurora West*	Aurora, NE*	110,000,000*
Aurora East*	Aurora, NE*	45,000,000*
Pekin Wet	Pekin, IL	100,000,000
Pekin Dry	Pekin, IL	60,000,000
Pekin ICP	Pekin, IL	90,000,000

* Sale pending.

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

Business Strategy

Our primary goal is to be a leading producer and marketer of low-carbon renewable fuels, high-value animal feed and high-quality alcohol products in the United States. The key elements of our business and growth strategy to achieve this objective include:

●	Execute on our strategic initiatives. We are pursuing strategic initiatives focused on the sale of certain production assets, a reduction of our debt levels, a strengthening of our cash and liquidity position, and on opportunities for strategic partnerships and capital raising activities, to position us to optimize our business performance.

●	Lower the carbon intensity of our ethanol. We plan to further reduce the carbon intensity of the ethanol we produce. We are able to sell this lower carbon intensity ethanol in certain regions at premium prices compared to higher carbon intensity ethanol. We are able to charge premium prices for this ethanol based on state laws and regulations, such as Low-Carbon Fuel Standards enacted in California and Oregon that require blenders to use lower carbon intensity ethanol in their gasoline. When available and cost-effective, we intend to use feedstock other than corn, including cellulosic feedstock, as the raw material used in the production of ethanol to further reduce the carbon intensity of our ethanol.

●	Implement new equipment and technologies. We intend to continue to evaluate and implement new equipment and technologies to increase our production and operating efficiencies, reduce our use of carbon-based fuels and improve our carbon scores, use diverse feedstocks, diversify products and revenues, including through our production of advanced biofuels, and improve our plant profitability as financial resources and market conditions justify these investments.

Competitive Strengths

We believe that our competitive strengths include the following:

●	Our customer and supplier relationships. We have extensive business relationships with customers and suppliers throughout the United States. In addition, we have developed extensive business relationships with major and independent un-branded gasoline suppliers who collectively control the majority of all gasoline sales in those regions.

●	Our ethanol distribution network. We believe we have a competitive advantage due to our experience in marketing to customers in major metropolitan and rural markets in the United States. We have developed an ethanol distribution network for delivery of ethanol by truck to virtually every significant fuel terminal as well as to numerous smaller fuel terminals throughout California and other Western states. Fuel terminals have limited storage capacity and we have successfully secured storage tanks at many of the terminals we service. In addition, we have an extensive network of third-party delivery trucks available to deliver ethanol throughout the Western United States. In the Midwest, we have the ability to sell and deliver products in bulk via unit trains providing us access to Western, gulf coast and international markets. Further, higher value co-products from our Illinois facilities can be sold at premium prices under fixed price, longer-term contracts (up to 12 months) thus providing a more stable source of revenue in what can be a volatile commodity industry.

●	Our strategic locations. We operate our ethanol plants in markets where we believe their individual locations, as well as our overall ethanol production and marketing platform, provide strategic advantages. Our production in both the Western United States and in the Midwest enables us to source ethanol from two different regions, which we believe allows us to address regional inefficiencies and other challenges such as rail congestion and other supply constraints, as well as pricing anomalies.

o	We operate four plants in the Western United States where we believe local characteristics create an opportunity to capture a significant production and shipping cost advantage over competing ethanol production facilities in other regions. We believe a combination of factors enables us to achieve this cost advantage, including:

▪	Locations near fuel blending facilities lower our ethanol transportation costs while providing timing and logistical advantages over competing locations that require ethanol to be shipped over much longer distances, and in many cases require double-handling.

▪	Locations adjacent to major rail lines allow the efficient delivery of corn in large unit trains from major corn-producing regions and allow for the efficient delivery of ethanol in large unit trains to other markets, including markets with higher demand.

▪	Locations near large concentrations of dairy and/or beef cattle enable delivery of WDG, over short distances without the need for costly drying processes.

o	We operate five plants in the Midwest which enables us to participate in the largest regional ethanol market in the United States as well as international markets. Our Midwest locations, coupled with our locations in the Western United States, also allow us many advantages over locations solely on the West Coast, including:

▪	Locations in diverse markets assist us in spreading commodity and basis price risks across markets and products, supporting our efforts to optimize margin management.

▪	Locations in the Midwest enhance our overall hedging opportunities with a greater correlation to the highly-liquid physical and paper markets in Chicago.

▪	Locations in diverse markets support heightened flexibility and alternatives in feedstock procurement for our various production facilities.

▪	Our Illinois facilities provide excellent logistical access via rail, truck and barge. The relatively unique wet milling process at one of our Illinois facilities allows us to extract the highest use and value from each component of the corn kernel. As a result, the wet milling process generates a higher level of cost recovery from corn than that produced at a dry mill.

▪	Locations in the Midwest allow us deeper market insight and engagement in major ethanol and feed markets outside the Western United States, thereby improving pricing opportunities.

●	Our low carbon-intensity ethanol. California and Oregon have enacted Low-Carbon Fuel Standards for transportation fuels. Under these Low-Carbon Fuel Standards, the ethanol we produce in the Western United States has a lower carbon-intensity than most ethanol produced at plants by other producers. This is primarily because our plants located on the West Coast use less energy in their production processes. The ethanol produced in California by other producers, all of which we market, also has a lower carbon-intensity rating than either gasoline or ethanol produced in the Midwest. The lower carbon-intensity rating of ethanol we produce at our plants located on the West Coast or otherwise resell from third-party California producers is valued in the market by our customers due to California’s Low Carbon Fuel Standard program, or LCFS, which has enabled us to capture premium prices for this ethanol.

●	Modern technologies. Our plants use the latest production technologies to take advantage of state-of-the-art technical and operational efficiencies to achieve lower operating costs, higher yields and more efficient production of ethanol and its co-products and reduce our use of carbon-based fuels.

●	Our experienced management. Our senior management team has a proven track record with significant operational and financial expertise and many years of experience in the ethanol, fuel and energy industries. Our senior executives, who average approximately 19 years of industry experience, have successfully navigated a wide variety of business and industry-specific challenges and deeply understand the business of successfully producing and marketing ethanol and its co-products.

We believe that these competitive strengths will help us attain our goal to be a leading producer and marketer of low-carbon renewable fuels, high-value animal feed and high-quality alcohol products in the United States.

Industry Overview and Market Opportunity

Overview of Ethanol Market

The primary applications for fuel-grade ethanol in the United States include:

●	Octane enhancer. On average, regular unleaded gasoline has an octane rating of 87 and premium unleaded gasoline has an octane rating of 91. In contrast, pure ethanol has an average octane rating of 113. Adding ethanol to gasoline enables refiners to produce greater quantities of lower octane blend stock with an octane rating of less than 87 before blending. In addition, ethanol is commonly added to finished regular grade gasoline as a means of producing higher octane mid-grade and premium gasoline.

●	Fuel blending. In addition to its performance and environmental benefits, ethanol is used to extend fuel supplies. In light of the need for transportation fuel in the United States and its historical dependence on foreign crude oil and refined products, the United States is increasingly seeking domestic sources of fuel. Much of the ethanol blending throughout the United States is done for the purpose of extending the volume of fuel sold at the gasoline pump.

●	Renewable fuels. Ethanol is blended with gasoline to enable gasoline refiners to comply with a variety of governmental programs, in particular, the national Renewable Fuel Standard, or RFS, which was enacted to promote alternatives to fossil fuels. See “—Governmental Regulation.”

The United States ethanol industry is supported by federal and state legislation and regulation. For example, the Energy Independence and Security Act of 2007, which was signed into law in December 2007, significantly increased the prior RFS. Under the RFS, the mandated use of all renewable fuels rises incrementally in succeeding years and peaks at 36.0 billion gallons by 2022. Under the RFS, approximately 14.5 billion gallons in 2016 and 15.0 billion gallons in 2017 and 2018 were required from conventional, or corn-based, ethanol. Under the RFS, 15.0 billion gallons are required from conventional ethanol through 2022. The RFS allows the Environmental Protection Agency, or EPA, to adjust the annual requirement based on certain facts.

According to the Renewable Fuels Association, the domestic ethanol industry produced 15.8 billion gallons of ethanol in 2019. We believe that the ethanol market in California alone represented approximately 10% of the national market. However, the Western United States has relatively few ethanol facilities and local ethanol production levels are substantially below the local demand for ethanol. The balance of ethanol is shipped via rail from the Midwest to the Western United States. Gasoline and diesel fuel that supply the major fuel terminals are shipped in pipelines throughout portions of the Western United States. Unlike gasoline and diesel fuel, however, ethanol is not shipped in these types of pipelines because ethanol has an affinity for mixing with water already present in the pipelines. When mixed, water dilutes ethanol and creates significant quality control issues. Therefore, ethanol must be trucked from rail terminals to regional fuel terminals, or blending racks.

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

According to the DOE, total annual gasoline consumption in the United States is approximately 142 billion gallons and total annual ethanol consumption represented approximately 10% of this amount in 2019. The domestic ethanol industry has substantially reached this 10% blend ratio, and we believe the industry has significant potential for growth in the event the industry can migrate to an up to 15% blend ratio, which would translate into an annual demand of up to 20 billion gallons of ethanol.

On December 19, 2019 the EPA released a final rule which set the 2020 renewable volume obligation, or RVO, as part of the EPA’s annual volume-setting responsibility under the RFS. For total renewable fuel, the RVO was finalized at 20.09 billion gallons, up 170 million gallons when compared to an RVO of 19.92 billion gallons set for 2019. We believe this is a step forward for the renewable fuels industry with the RVO for 2020 sending a strong signal to the marketplace through a 15 billion gallon commitment to conventional ethanol and a 418 million gallon commitment for cellulosic biofuels.

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

Our production segment generated $800.3 million and $859.8 million in net sales for the years ended December 31, 2019 and 2018, respectively, from the sale of ethanol. Our production segment generated $269.0 million and $296.7 million in net sales for the years ended December 31, 2019 and 2018, respectively, from the sale of co-products.

During 2019 and 2018, our production segment sold an aggregate of approximately 491.0 million and 556.2 million gallons of ethanol and 2.8 million and 3.1 million tons of ethanol co-products, respectively.

Our marketing segment generated $355.6 million and $358.9 million in net sales for the years ended December 31, 2019 and 2018, respectively, from the sale of ethanol.

During 2019 and 2018, we produced or purchased ethanol from third parties and resold an aggregate of approximately 704 million and 762 million gallons of fuel-grade ethanol and specialty alcohols to approximately 109 and 80 customers, respectively. Sales to our two largest customers, Valero Energy Corporation and Chevron Products USA in 2019 and 2018 represented an aggregate of approximately 24% and 25%, of our net sales, respectively. Sales to each of our other customers represented less than 10% of our net sales in each of 2019 and 2018.

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

During 2019 and 2018, purchases of corn from our four largest suppliers represented an aggregate of approximately 49% and 52% of our total corn purchases, respectively, for those periods. Purchases from each of our other corn suppliers represented less than 10% of total corn purchases in each of 2019 and 2018.

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

During 2019 and 2018, we purchased and resold from third parties an aggregate of approximately 213 million and 206 million gallons, respectively, of fuel-grade ethanol.

During 2019 and 2018, purchases of fuel-grade ethanol from our largest third-party supplier represented an aggregate of approximately 35% of our total third-party ethanol purchases for each of those periods. Purchases from each of our other third-party ethanol suppliers represented less than 10% of total third-party ethanol purchases in each of 2019 and 2018.

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

	Madera Facility	Columbia Facility	Magic Valley Facility	Stockton Facility
Location	Madera, CA	Boardman, OR	Burley, ID	Stockton, CA
Approximate maximum annual ethanol production capacity (in millions of gallons)	40	40	60	60
Production milling process	Dry	Dry	Dry	Dry
Primary energy source	Natural Gas	Natural Gas	Natural Gas	Natural Gas

	Pekin Wet Facility	Pekin Dry Facility	Pekin ICP Facility	Aurora West Facility*	Aurora East Facility*
Location	Pekin, IL	Pekin, IL	Pekin, IL	Aurora, NE	Aurora, NE
Approximate maximum annual ethanol production capacity (in millions of gallons)	100	60	90	110	45
Production milling process	Wet	Dry	Dry	Dry	Dry
Primary energy source	Natural Gas	Natural Gas	Natural Gas	Natural Gas	Natural Gas

* Sale Pending.

Commodity Risk Management

We employ various risk mitigation techniques. For example, we may seek to mitigate our exposure to commodity price fluctuations by purchasing forward a portion of our corn and natural gas requirements through fixed-price or variable-price contracts with our suppliers, as well as entering into derivative contracts for ethanol, corn and natural gas. To mitigate ethanol inventory price risks, we may sell a portion of our production forward under fixed- or index-price contracts, or both. We may hedge a portion of the price risks by selling exchange-traded futures contracts. Proper execution of these risk mitigation strategies can reduce the volatility of our gross profit margins. However, the market price of ethanol is volatile and subject to large fluctuations, and given the nature of our business, we cannot effectively hedge against extreme volatility or certain market conditions. For example, ethanol prices, as reported by the Chicago Board of Trade, or CBOT, ranged from $1.25 to $1.70 per gallon during 2019 and from $1.20 to $1.53 per gallon during 2018; and corn prices, as reported by the CBOT, ranged from $3.41 to $4.55 per bushel during 2019 and from $3.30 to $4.09 per bushel during 2018.

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

Competition

We are the sixth largest producer of ethanol in the United States based on annualized volumes and operate in the highly competitive ethanol production and marketing industry. The largest ethanol producers in the United States are Archer-Daniels-Midland Company, POET, LLC, Green Plains Inc. and Valero Renewable Fuels Company, LLC, collectively with approximately 37% of the total installed ethanol production capacity in the United States. In addition, there are many mid-size producers with several plants under ownership, smaller producers with one or two plants, and several ethanol marketers that create significant competition. Overall, we believe there are over 200 ethanol production facilities in the United States with a total installed production capacity of approximately 16.5 billion gallons and many brokers and marketers with whom we compete for sales of ethanol and its co-products.

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

Policy discussion has begun in the 116th Congress aimed at shifting national power generation to renewable sources and to decarbonize manufacturing and agricultural industries. On January 3, 2019, a bill titled Leave Ethanol Volumes at Existing Levels (LEVEL) Act (H.R. 104) was introduced into the House of Representatives aiming to repeal certain amendments to the Clean Air Act relating to the expansion of the renewable fuel program, and for other purposes. This bill revises the renewable fuel program, including the RFS. Under current law, the RFS specifies the minimum volume of renewable fuel, such as ethanol, that must be contained in gasoline sold in the United States, except in noncontiguous states or territories. The RFS annually increases until 2022 when a minimum of 36 billion gallons of renewable fuel must be blended into gasoline. This bill decreases the volume of renewable fuel that must be contained in gasoline to 7.5 billion gallons each year. The bill also revises the RFS to eliminate separate volume requirements for the following renewable fuel categories: advanced biofuels, cellulosic biofuel, and biomass-based diesel. This bill has been referred to a congressional subcommittee where it awaits further consideration. On February 7, 2019, Democrats in both the House and Senate introduced non-binding resolutions, H.Res. 109 and S.Res. 59, Recognizing the duty of the Federal Government to create a Green New Deal. The resolutions, referred to as the Green New Deal, outline these goals by providing a blueprint to transition the United States to a 100 percent clean energy system. Expanding from this policy, recently the Utilizing Significant Emissions with Innovative Technologies (USE IT) Act was introduced in both chambers. The USE IT Act aims to spur the development and demonstration of carbon capture and removal technologies. This legislation has the potential to benefit ethanol producers, as well as a large group of other stakeholders by authorizing grants for these technologies and by streamlining the permitting process for building pipelines that move sequestered carbon. The bills have been referred to their respective congressional subcommittees where they await further consideration. On June 21, 2019, a bill titled Eliminating the RFS and Its Destructive Outcomes Act (H.R. 3427) was introduced in the House of Representatives aiming to repeal the EPA’s Renewable Fuel Standard program, which requires transportation fuel to contain a minimum volume of renewable fuel. The bill has been referred to a congressional committee, which will consider it before possibly sending the bill to the House of Representatives as a whole.

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

E15 (a Blend of Gasoline and Ethanol)

The EPA has allowed fuel and fuel-additive manufacturers to introduce into commercial gasoline that contains greater than 10% ethanol by volume, up to 15% ethanol by volume, for vehicles from model year 2001 and beyond. Additional changes to some states’ laws to allow for the use of E15 are still required; however, commercial sale of E15 has begun in a majority of states. In 2019, the EPA enacted a rule that allows for year-round use of E15. We expect year-round demand for E15 will increase in 2020 and future years as E15 adoption accelerates.

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

Employees

As of March 27, 2020, we had approximately 500 full-time employees. We believe that our employees are highly-skilled, and our success will depend in part upon our ability to retain our employees and attract new qualified employees, many of whom are in great demand. Approximately 40% of our employees are presently represented by a labor union and covered by a collective bargaining agreement. We have never had a work stoppage or strike and we consider our relations with our employees to be good.

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

As a result of ethanol industry conditions that have negatively affected our business, we do not expect to have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs unless we successfully restructure our debt, sell assets, experience a significant improvement in margins and/or obtain other sources of liquidity. As a result, our 2019 financial statements include an explanatory paragraph by our independent registered public accounting firm describing the substantial doubt as to our ability to continue as a going concern.

Although we are actively pursuing a number of initiatives, including seeking to sell assets, there can be no assurance that we will be successful. If we cannot sell assets and obtain sufficient liquidity in the near term, we may need to seek to protection under the U.S. Bankruptcy Code.

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

We have entered into a membership interest purchase agreement to sell our 73.93% ownership interest in Pacific Aurora, LLC to Aurora Cooperative Elevator Company. Pacific Aurora, LLC owns two ethanol production facilities and related assets located in Aurora, Nebraska. We may be unable to successfully close this transaction, which is subject to a financing condition in favor of ACEC and numerous customary and other conditions to closing. In addition, after working capital adjustments, our cash consideration at closing may be less than expected.

If we are unable to timely sell production assets or raise additional capital, or both, in sufficient amounts and on suitable terms, or if we do not experience a sustained margin improvement, we will likely have insufficient liquidity to operate our business. A failure to timely implement our strategic initiatives to reduce our debt levels on suitable terms or our inability to satisfy our payment obligations under our various credit facilities will have a material adverse effect on our business, prospects, financial condition and results of operations and could result in a need to idle production at one or more operating facilities and/or seek protection under the U.S. Bankruptcy Code for all or some portion of our production assets and other subsidiaries, at the parent company level, or both.

The effects of the novel coronavirus may further materially and adversely affect our business, results of operations and liquidity.

Last year’s novel strain of coronavirus (COVID-19), has resulted in businesses suspending or substantially curtailing global operations and travel, quarantines, and an overall substantial slowdown of economic activity. Transportation fuels in particular, including ethanol, have experienced significant price declines and reduced demand. A further downturn in global economic growth, or recessionary conditions in major geographic regions, will lead to reduced demand for ethanol and negatively affect the market prices of our products, further materially and adversely affecting our business, results of operations and liquidity.

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

Our ability to generate sufficient cash to make all principal and interest payments when due, including an aggregate $40.0 million payment due on September 30, 2020 under our PE Pekin and ICP credit facilities, depends on our business performance, which is subject to a variety of factors beyond our control, including the supply of and demand for ethanol and co-products, ethanol and co-product prices, the cost of key production inputs, and many other factors incident to the ethanol production and marketing industry. We cannot provide any assurance that we will be able to timely satisfy such obligations. Our failure to timely satisfy our debt obligations could have a material adverse effect on our business, business prospects, liquidity, cash flows and results of operations.

We have incurred significant losses and negative operating cash flow in the past and we may incur losses and negative operating cash flow in the future, which may hamper our operations and impede us from expanding our business.

We have incurred significant losses and negative operating cash flow in the past. For the years ended December 31, 2019 and 2018, we incurred consolidated net losses of approximately $101.3 million and $68.0 million, respectively. For the year ended December 31, 2019, we incurred negative operating cash flow of approximately $23.4 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from future financing activities, if any, to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. For example, ethanol prices, as reported by the CBOT, ranged from $1.25 to $1.70 per gallon in 2019 and from $1.20 to $1.53 per gallon during 2018. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.

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

Our business depends on the continuing availability of rail, road, port, storage and distribution infrastructure. In particular, due to limited storage capacity at our plants and other considerations related to production efficiencies, our plants depend on just-in-time delivery of corn. The production of ethanol and specialty alcohols also requires a significant and uninterrupted supply of other raw materials and energy, primarily water, electricity and natural gas. Local water, electricity and gas utilities may not be able to reliably supply the water, electricity and natural gas that our plants need or may not be able to supply those resources on acceptable terms. In the past, poor weather has caused disruptions in rail transportation, which slowed the delivery of ethanol by rail, the principle manner by which ethanol from our plants located in the Midwest is transported to market. Disruptions in production or distribution infrastructure, whether caused by labor difficulties, earthquakes, storms, other natural disasters or human error or malfeasance or other reasons, could prevent timely deliveries of corn or other raw materials and energy, and could delay transport of our products to market, and may require us to halt production at one or more plants, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Legislation aimed at reducing or limiting the renewable fuel use required by the RFS has been introduced in the United States Congress. On January 3, 2019, a bill (H.R. 104) was introduced into the House of Representatives aiming to repeal certain amendments to the Clean Air Act relating to the expansion of the renewable fuel program, and for other purposes. This bill revises the renewable fuel program, including the RFS. Under current law, the RFS specifies the minimum volume of renewable fuel, such as ethanol, that must be contained in gasoline sold in the United States, except in noncontiguous states or territories. The RFS annually increases until 2022 when a minimum of 36 billion gallons of renewable fuel must be blended into gasoline. This bill decreases the volume of renewable fuel that must be contained in gasoline to 7.5 billion gallons each year. The bill also revises the RFS to eliminate separate volume requirements for the following renewable fuel categories: advanced biofuels, cellulosic biofuel, and biomass-based diesel. The bill was referred to a congressional subcommittee where it awaits further consideration. On May 7, 2019, the Food and Fuel Consumer Protection Act of 2019 (H.R. 2540), was introduced in the House of Representatives. The bill aims to prevent RFS blending obligations from requiring ethanol to make up more than 9.7 percent of the total volume of gasoline projected to be sold or introduced into commerce in the United States for a given calendar year. The bill was referred to a congressional committee, which will consider it before possibly sending the bill to the House of Representatives as a whole. On June 21, 2019, a bill (H.R. 3427) was introduced in the House of Representatives aiming to repeal the EPA’s Renewable Fuel Standard program, which requires transportation fuel to contain a minimum volume of renewable fuel. The bill was referred to a congressional committee, which will consider it before possibly sending the bill to the House of Representatives as a whole. On July 25, 2019, a bill (S.2298) was introduced in the United States Senate, to amend the Clean Air Act to eliminate the corn ethanol mandate for renewable fuel. The bill was read twice and referred to the Committee on Environment and Public Works. Our results of operations, cash flows and financial condition could be adversely impacted if any legislation is enacted that reduces or limits the RFS volume requirements.

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

As of December 31, 2019, of our $228.8 million of federal NOLs, we had $82.1 million of federal NOLs that are limited in their annual use under Section 382 of the Code beyond 2019. Accordingly, our ability to utilize these NOL carryforwards may be substantially limited. These limitations could in turn result in increased future tax obligations, which could have a material adverse effect on our business, financial condition and results of operations.

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

The majority of our sales are generated from a small number of customers. During 2019 and 2018, two customers accounted for an aggregate of approximately $336 million and $367 million in net sales, representing 24% and 25% of our net sales, respectively, for those periods. We expect that we will continue to depend for the foreseeable future upon a small number of customers for a significant portion of our sales. Our agreements with these customers generally do not require them to purchase any specified volume or dollar value of ethanol or co-products, or to make any purchases whatsoever. Therefore, in any future period, our sales generated from these customers, individually or in the aggregate, may not equal or exceed historical levels. If sales to any of these customers cease or decline, we may be unable to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales to one or more of these customers could cause a significant decline in our overall sales and profitability.

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

We conduct most of our operations through subsidiaries and are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to generate free cash flow. Moreover, some of our subsidiaries are limited in their ability to pay dividends or make distributions, loans or advances to us by the terms of their financing arrangements. At December 31, 2019, we had approximately $180.9 million of net assets at our subsidiaries that were not available to be distributed in the form of dividends, distributions, loans or advances due to restrictions contained in their financing arrangements.

Our future ability to raise capital may be limited by applicable laws and regulations.

Our capital raising activities have benefited from using a “shelf” registration on Form S-3, which typically enables an issuer to raise additional capital on a more timely and cost effective basis than through other means, such as registration of a securities offering under a Form S-1 registration statement. Our current and future ability to raise additional capital through the sale and issuance of our equity securities may be limited by, among other things, current Securities and Exchange Commission, or the SEC, rules and regulations. Under current SEC rules and regulations, to be eligible to use a Form S-3 registration statement for primary offerings without restriction as to the amount of securities to be sold and issued, the aggregate market value of our common equity held by non-affiliates (i.e., our “public float”) must be at least $75.0 million at the time we file the Form S-3 (calculated pursuant to the General Instructions to Form S-3). Furthermore, with respect to our effective Form S-3 registration statement, the SEC’s rules and regulations require that we periodically re-evaluate the value of our public float (typically when we file our Annual Report on Form 10-K) to determine whether we continue to satisfy the foregoing public float requirement. As of the date of this report, we do not satisfy the $75.0 million public float requirement. As a result, the amount we can raise through primary offerings of our securities in any 12-month period using a Form S-3 registration statement is limited to an aggregate of one-third of our public float. Moreover, the market value of all securities sold by us under our Form S-3 registration statements during the 12-month period prior to any intended sale will be subtracted from that amount to determine the amount we can then raise under our Form S-3 registration statements. If our public float increases to $75.0 million or more, this limitation would cease to apply until we conduct our next re-evaluation.

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

The quantitative listing standards of The NASDAQ Stock Market, or NASDAQ, require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. We failed to satisfy this threshold for 30 consecutive trading days and on July 17, 2019, we received a letter from NASDAQ indicating that we had an initial period of 180 calendar days, or until January 13, 2020, in which to regain compliance. On January 15, 2020, we received a letter from NASDAQ granting us a 180-day extension period, or until July 13, 2020, in which to regain compliance by meeting the minimum closing bid price of $1.00 per share for ten consecutive business days. If we do not regain compliance by July 13, 2020, the NASDAQ staff will provide written notice that our common stock is subject to delisting. Given the increased market volatility and the effects of the Coronavirus, including an acute negative margin environment in the biofuels industry, and our lack of liquidity, we may be unable to regain compliance with the closing bid price requirement by July 13, 2020. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

The conversion of convertible securities and the exercise of outstanding options and warrants to purchase our common stock could substantially dilute your investment, impede our ability to obtain additional financing and cause us to incur additional expenses.

Our Series B Preferred Stock, which are convertible into our common stock, and outstanding options to acquire our common stock issued to employees, directors and others, and the Warrants to purchase our common stock, allow the holders of these securities an opportunity to profit from a rise in the market price of our common stock such that conversion or exercise of the securities will result in dilution of the equity interests of our common stockholders. The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of our Series B Preferred Stock, options and Warrants. In addition, holders of our Series B Preferred Stock and Warrants have registration rights with respect to the common stock underlying those Series B Preferred Stock and Warrants, the registration of which involves substantial expense.

The market price of our common stock and the value of your investment could substantially decline if shares of our Series B Preferred Stock are converted into shares of our common stock and if our options and Warrants are exercised for shares of our common stock and all of these shares of common stock are resold into the market, or if a perception exists that a substantial number of shares of common stock will be issued upon conversion of our Series B Preferred Stock or upon exercise of our Warrants or options and then resold into the market.

Sales of a substantial number of shares of common stock issued upon conversion of our Series B Preferred Stock and upon exercise of our Warrants and options, or even the perception that these sales could occur, could adversely affect the market price of our common stock. As a result, you could experience a substantial decline in the value of your investment as a result of both the actual and potential conversion of our outstanding shares of Series B Preferred Stock and exercise of our outstanding Warrants or options.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

●	our ability to continue as a going concern;

●	fluctuations in the market prices of ethanol and its co-products;

●	the cost of key inputs to the production of ethanol, including corn and natural gas;

●	the volume and timing of the receipt of orders for ethanol from major customers;

●	competitive pricing pressures;

●	our ability to timely and cost-effectively produce, sell and deliver ethanol;

●	the announcement, introduction and market acceptance of one or more alternatives to ethanol;

●	changes in market valuations of companies similar to us;

●	stock market price and volume fluctuations generally;

●	regulatory developments or increased enforcement;

●	fluctuations in our quarterly or annual operating results;

●	additions or departures of key personnel;

●	the timing and results of our strategic initiatives;

●	our inability to obtain financing;

●	our financing activities and future sales of our common stock or other securities, as well as stockholder dilution; and

●	our ability to maintain contracts that are critical to our operations.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2019 fiscal year and that remain unresolved.

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

	Price Range
	High	Low
Year Ended December 31, 2019:

First Quarter (January 1 – March 31)	$1.67	$0.85
Second Quarter (April 1 – June 30)	$1.31	$0.75
Third Quarter (July 1 – September 30)	$1.00	$0.50
Fourth Quarter (October 1 – December 31)	$0.93	$0.39

Year Ended December 31, 2018:

First Quarter	$4.75	$2.75
Second Quarter	$3.95	$2.40
Third Quarter	$3.00	$1.55
Fourth Quarter	$3.24	$0.76

Security Holders

As of March 27, 2020, we had 55,893,014 shares of common stock outstanding held of record by approximately 340 stockholders and 896 shares of non-voting common stock outstanding held of record by one stockholder. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 27, 2020, the closing sales price of our common stock on The NASDAQ Capital Market was $0.2879 per share.

Dividend Policy

We have never paid cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate that we will retain any earnings for use in the continued development of our business.

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of specified financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends. Further, the holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly in arrears. In 2018, we declared and paid in cash dividends on our outstanding shares of Series B Preferred Stock as they became due. For the first nine months of 2019, we declared and paid in cash dividends on our outstanding shares of Series B Preferred Stock as they became due; however, for the fourth quarter, we accrued but did not declare or pay cash dividends under an agreement with the holders of our Series B Preferred Stock in an effort to preserve liquidity. Accrued and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of shares of our common stock.

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

Recent Developments

We, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2018 and 2019, and thus far into 2020, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the impact of the novel coronavirus in 2020, resulted and continue to result in negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to the low margin environment, we have reduced production and have pursued strategic initiatives focused on the sale of certain production assets, a reduction of our debt levels, a strengthening of our cash and liquidity position, and opportunities for strategic partnerships and capital raising activities, positioning us to optimize our business performance. Our most significant challenges in meeting these objectives would be a sustained adverse margin environment and insufficient cash flow to fund operations or make our debt payments.

We do not expect to have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs unless we successfully restructure our debt, sell assets, experience a significant improvement in margins and/or obtain other sources of liquidity. We have reduced production at our facilities by more than 60% due to market conditions and in an effort to conserve capital. If margins do not promptly and sustainably improve from current levels, we may be forced to further curtail or cease production at one or more of our operating facilities. See “Risk Factors” and “—Liquidity and Capital Resources”.

On February 28, 2020, we entered into a membership interest purchase agreement with Aurora Cooperative Elevator Company, or ACEC, to sell our full 73.93% ownership interest in Pacific Aurora, LLC, or Pacific Aurora, to ACEC for total consideration of $52.8 million, subject to certain working capital adjustments, payable in cash and $16.5 million in ACEC promissory notes. ACEC currently owns 26.07% of Pacific Aurora.

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

We wholly-own all of our plants located on the West Coast and the three plants in Pekin, Illinois. Pacific Aurora owns the two plants in Aurora, Nebraska as well as the grain elevator adjacent to those properties and related grain handling assets, including the outer rail loop, and the real property on which they are located.

All of our plants, except our Stockton and Aurora East facilities, are currently operating. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

Facility Name	Facility Location	Estimated Annual Capacity (gallons)
Magic Valley	Burley, ID	60,000,000
Columbia	Boardman, OR	40,000,000
Stockton	Stockton, CA	60,000,000
Madera	Madera, CA	40,000,000
Aurora West*	Aurora, NE*	110,000,000*
Aurora East*	Aurora, NE*	45,000,000*
Pekin Wet	Pekin, IL	100,000,000
Pekin Dry	Pekin, IL	60,000,000
Pekin ICP	Pekin, IL	90,000,000

*	Sale Pending.

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

Current Initiatives and Outlook

Margins improved during the first half of the fourth quarter of 2019, rising to levels better than at any time in the prior two years. In response, the ethanol industry increased production, driving down margins for the second half of the fourth quarter. In the first quarter of 2020, we experienced an acute negative margin environment resulting from continued excess ethanol supplies compounded by plummeting demand from the impact of the novel coronavirus pandemic. Numerous statewide stay-at-home orders have significantly reduced transportation fuel demand. We expect up to a 50% reduction or more in demand while the stay-at-home orders remain in place throughout the markets we serve. Declining demand has impacted the market price of ethanol, pushing prices to historically low levels. While corn prices have also declined, they have moved less on a percentage basis, and have not alleviated lower ethanol prices, resulting in industry-wide negative production margins. As a result, ethanol producers are curtailing production and idling plants to reduce supply and avoid negative cash flow operations. We believe that as much as 3.0 billion gallons of ethanol production is now off-line. We have reduced production levels and overall plant utilization by more than 60%, while seeking to balance our customer commitments with our need to minimize negative operating cash flow.

Our ICP production facility in Pekin, Illinois is producing and selling record amounts of high-quality alcohol, a key ingredient in the production of hand sanitizers. At our ICP plant, we produce primarily high-quality alcohol for sale into industrial-, chemical- and beverage-grade markets. Historically, ICP has generated approximately 10% of its sales by selling high-quality alcohol for the production of hand sanitizers. ICP has improved its production processes and has more than doubled its sales of high-quality alcohol for the production of hand sanitizers to meet increased demand. We are also working with local health organizations and first-responders in Pekin, Illinois to produce and donate hand sanitizer in the local community to front-line health workers tending to those impacted by the coronavirus.

We have engaged a Chief Restructuring Officer on a consulting basis to assist us in negotiating with our lenders and implementing our strategic initiatives. As noted above, in February, we entered into a membership interest purchase agreement with ACEC to sell our ownership interest in Pacific Aurora to ACEC for total consideration of $52.8 million, subject to certain working capital adjustments, payable in cash and $16.5 million in ACEC promissory notes. We expect this transaction to close in the second quarter. We are also in discussions with multiple other parties regarding the sale of various other assets or strategic partnerships.

The Environmental Protection Agency’s, or EPA’s, final rule for Renewable Fuel Standard, or RFS, blending requirements for 2020 maintained the minimum 15.0 billion gallon target set by Congress for conventional biofuels, which is primarily met by corn ethanol.

The EPA has elected not to appeal a 10th Circuit federal court decision limiting small refinery exemptions from the RFS. Although some refiners have appealed the decision, we believe the EPA will not join in or support the appeal, reducing the likelihood of its success. While the court decision is geographically limited, we expect the EPA to apply the decision nationally and substantially limit small refinery exemptions going forward. If applied nationally, we expect that fewer small refinery exemptions would restore over 1.0 billion gallons of annual demand for renewable fuels once the industry recovers from the crisis caused by the coronavirus pandemic.

Approximately thirty countries have renewable fuel standards or targets. United States ethanol exports were seasonally strong in the fourth quarter. For all of 2019, exports declined slightly compared to 2018. We expect United States ethanol exports in 2020 at approximately the same level as 2019 provided that the effects of the coronavirus are not long-lasting. Since China appears to be the first country to emerge from the most significant effects of the coronavirus, we are optimistic that China may step in as a significant buyer of United States ethanol as part of China’s phase one trade deal with the United States.

We are pursuing a number of strategic initiatives focused on the sale of certain production assets, a reduction of our debt levels, a strengthening of our cash and liquidity position, and opportunities for strategic partnerships and capital raising activities, positioning us to optimize our business performance. Our most significant challenge in meeting these objectives would be a sustained adverse margin environment. See “—Liquidity and Capital Resources”.

We remain focused on implementing initiatives and investing in our assets to reduce costs, both at the operating and corporate levels; further diversifying our sales through additional high-protein animal feed and high-quality alcohol products; improving our production yields and other operating efficiencies; and reducing the carbon intensity of the ethanol we produce.

2019 Financial Performance Summary

Summary

Our consolidated net sales declined to $1.4 billion for 2019 compared to $1.5 billion for 2018. Our net loss available to common stockholders increased by $28.7 million from $61.5 million for 2018 to $90.2 million for 2019.

Factors that contributed to our results of operations for 2019 include:

●	Net sales. Our net sales for 2019 declined 7% to $1.4 billion for 2019 from $1.5 billion for 2018 as a result of a decrease in total gallons sold, partially offset by an increase in our average sales price per gallon. Our total gallons sold declined 7% to 819 million gallons for 2019 from 883 million gallons for 2018. Our production sales volume decreased 12% to 491 million gallons for 2019 from 556 million gallons for 2018, which was partially offset by a less than 1% increase in our third party sales volume to 328 million gallons for 2019 from 327 million gallons for 2018. We intentionally reduced production volume, and thus production sales volume, including idling our Aurora East facility, due to an unfavorable production margin environment.

●	Asset impairment. We entered into an agreement to sell our 74% ownership interest in Pacific Aurora, LLC, and as such, recorded its long-lived assets as held-for-sale. As a result, we recognized an impairment charge to fair value of $29.3 million.

●	Loss on debt extinguishment. In December 2019, we amended our senior secured notes, extending their term for two years. As part of that amendment, we recognized $6.5 million in loss on debt extinguishment, primarily related to recording certain direct fees paid to our lenders and recording the amended notes at fair value.

●	Interest expense. Our interest expense increased by $3.1 million to $20.2 million for 2019 from $17.1 million for 2018. This increase is primarily due to higher interest rates on our senior secured notes, which increased in accordance with the terms of the notes.

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

Our average ethanol sales price increased by 2.5% to $1.61 per gallon for 2019 compared to $1.57 per gallon for 2018. The average price of ethanol as reported by the Chicago Board of Options Trade, or CBOT, increased 1.5% to $1.39 per gallon for 2019 compared to $1.37 per gallon for 2018. Our average cost of corn increased 9% to $4.26 per bushel for 2019 from $3.91 per bushel for 2018. The average price of corn as reported by the CBOT increased 4.1% to $3.83 per bushel for 2019 from $3.68 per bushel for 2018.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Years Ended December 31,		Percentage Change
	2019	2018	2019 vs 2018
Production gallons sold (in millions)	491.0	556.2	(11.7)%
Third-party gallons sold (in millions)	328.4	326.8	0.5%
Total gallons sold (in millions)	819.4	883.0	(7.2)%
Total gallons produced (in millions)	494.6	554.3	(10.8)%

Production capacity utilization	82%	92%	(10.9)%

Average sales price per gallon	$1.61	$1.57	2.5%

Corn cost per bushel—CBOT equivalent	$3.83	$3.66	4.6%
Average basis(1)	$0.43	$0.25	72.0%
Delivered cost of corn	$4.26	$3.91	9.0%

Total co-product tons sold (in thousands)	2,821.7	3,096.2	(8.9)%

Co-product revenues as % of delivered cost of corn(2)	35.1%	36.5%	(3.8)%
Average CBOT ethanol price per gallon	$1.39	$1.37	1.5%
Average CBOT corn price per bushel	$3.83	$3.68	4.1%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

			Dollar	Percentage	Results as a Percentage of Net Sales for the
	Years Ended		Change	Change	Years Ended
	December 31,		Favorable	Favorable	December 31,
	2019	2018	(Unfavorable)	(Unfavorable)	2019	2018
	(dollars in thousands)
Net sales	$1,424,881	$1,515,371	$(90,490)	(6.0)%	100.0%	100.0%
Cost of goods sold	1,434,819	1,530,535	95,716	6.3%	100.7%	101.0%
Gross loss	(9,938)	(15,164)	5,226	34.5%	(0.7)%	(1.0)%
Selling, general and administrative expenses	35,453	36,373	920	2.5%	2.5%	2.4%
Asset impairment	29,292	—	(29,292)	NM	2.0%	—
Loss from operations	(74,683)	(51,537)	(23,146)	(44.9)%	(5.2)%	(3.4)%
Loss on debt extinguishment	(6,517)	—	(6,517)	NM	(0.5)%	—
Interest expense, net	(20,206)	(17,132)	(3,074)	(17.9)%	(1.4)%	(1.1)%
Other income, net	104	171	(67)	(39.2)%	0.0%	0.0%
Loss before provision (benefit) for income taxes	(101,302)	(68,498)	(32,804)	(47.9)%	(7.1)%	(4.5)%
Benefit for income taxes	20	562	(542)	(96.4)%	0.0%	0.0%
Consolidated net loss	(101,282)	(67,936)	(33,346)	(49.1)%	(7.1)%	(4.5)%
Net loss attributed to noncontrolling interests	12,333	7,663	4,670	60.9%	0.9%	0.5%
Net loss attributed to Pacific Ethanol, Inc.	$(88,949)	$(60,273)	$(28,676)	(47.6)%	(6.2)%	(4.0)%
Preferred stock dividends	(1,265)	(1,265)	—	—%	(0.1)%	(0.1)%
Loss available to common stockholders	$(90,214)	$(61,538)	$(28,676)	(46.6)%	(6.3)%	(4.1)%

Net Sales

The decrease in our consolidated net sales for 2019 as compared to 2018 was primarily due to a decrease in our total gallons sold, partially offset by an increase in our average sales price per gallon.

Our production gallons sold and our volume of co-products sold declined for 2019 as compared to 2018, while our third-party gallons sold increased slightly. Our production gallons and co-products sold declined primarily due to an intentional reduction in production levels at our facilities, including the idling of our Aurora East facility, as a result of an unfavorable production margin environment.

Production Segment

Net sales of ethanol from our production segment decreased by $59.5 million, or 7%, to $800.3 million for 2019 as compared to $859.8 million for 2018. Our total volume of production gallons sold decreased by 65.2 million gallons, or 12%, to 491.0 million gallons for 2019 as compared to 556.2 million gallons for 2018. At our production segment’s average sales price per gallon of $1.63 for 2019, we generated $106.5 million in fewer net sales from our production segment from the 65.2 million reduction in gallons of produced ethanol sold in 2019 as compared to 2018. The increase of $0.08, or 6%, in our production segment’s average sales price per gallon in 2019 as compared to 2018 improved our net sales from our production segment by $47.0 million.

Net sales of co-products decreased $27.7 million, or 9%, to $269.0 million for 2019 as compared to $296.7 million for 2018. Our total volume of co-products sold decreased by 0.3 million tons, or 10%, to 2.8 million tons for 2019 from 3.1 million tons for 2018. At our average sales price per ton of $95.33 for 2019, we generated $26.2 million less in net sales from the 0.3 million fewer tons of co-products sold in 2019 as compared to 2018. The decrease of $0.49, or 0.5%, in our average sales price per ton in 2019 as compared to 2018 decreased our net sales from our production segment by $1.5 million.

Marketing Segment

Net sales of ethanol from our marketing segment, excluding intersegment sales, decreased by $3.3 million, or 1%, to $355.6 million for 2019 as compared to $358.9 million for 2018.

Our volume of third party ethanol gallons sold reported gross by our marketing segment increased by 6.7 million gallons, or 3%, to 212.8 million gallons for 2019 as compared to 206.1 million gallons for 2018. At our marketing segment’s average sales price per gallon of $1.66 for 2019, we generated $11.1 million in increased net sales from our marketing segment from the 6.7 million gallon increase in third-party ethanol sold gross in 2019 as compared to 2018.

Our volume of third party ethanol gallons sold reported net by our marketing segment decreased by 5.1 million gallons, or 4%, to 115.6 million gallons for 2019 as compared to 120.7 million gallons for 2018. The decrease in third party ethanol gallons sold reported had less than $0.1 million impact in net sales.

The decrease of $0.07 per gallon, or 4%, in our marketing segment’s average sales price per gallon in 2019 as compared to 2018 decreased our net sales from third-party ethanol sold by our marketing segment by $14.4 million.

Cost of Goods Sold and Gross Loss

Our consolidated gross loss improved to a gross loss of $9.9 million for 2019 from $15.2 million for 2018, representing a gross profit margin of negative 0.7% for 2019 compared to negative 1.0% for 2018. Our consolidated gross loss improved primarily due to significantly lower production volumes during the year, resulting in lower net sales at negative production margins. In addition, for the year ended December 31, 2018, cost of goods sold included approximately $4.8 million of larger than anticipated repair and maintenance related expenses to replace faulty equipment.

Production Segment

Our production segment’s gross loss improved by $14.1 million to a gross loss of $24.9 million for 2019 as compared to $39.0 million for 2018. This improvement is attributable to lower production volumes and a slightly improved, although still negative, production margin environment.

Marketing Segment

Our marketing segment’s gross profit declined by $8.9 million to $14.9 million for 2019 as compared to $23.8 million for 2018. Of this decline, $9.3 million is attributable to decreased third party sales margins, slightly offset by $0.4 million attributable to decreased third party marketing volumes in 2019 as compared to 2018.

Selling, General and Administrative Expenses

Our SG&A expenses decreased $0.9 million to $35.5 million for 2019 as compared to $36.4 million for the same period in 2018. SG&A as a percentage of revenue remained largely flat on a year over year basis.

Asset Impairment

In connection with the pending sale of our ownership interest in Pacific Aurora, we recorded the related long-lived assets to fair value, less estimated selling costs, and classified them as held-for-sale on the accompanying consolidated balance sheets. As a result, we recorded an impairment charge of $29.3 million for 2019.

Interest Expense, net

Interest expense increased $3.1 million to $20.2 million for 2019 from $17.1 million for 2018. The increase in interest expense is primarily due to higher interest rates on our senior notes, which increased in accordance with the terms of the notes.

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

Liquidity and Capital Resources

During 2019, we funded our operations primarily from cash on hand and advances under our revolving credit facilities. These funds were also used to make capital expenditures, capital lease payments and principal and interest payments on term debt.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2018 and 2019, and thus far into 2020, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the impact of the novel coronavirus in 2020, resulted and continue to result in negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to the low-margin environment, we have reduced production and have pursued strategic initiatives focused on the sale of certain production assets, a reduction of our debt levels, a strengthening of our cash and liquidity position, and opportunities for strategic partnerships and capital raising activities, positioning us to optimize our business performance. Our most significant challenges in meeting these objectives would be a sustained adverse margin environment and insufficient cash flow to fund operations or make our scheduled debt payments.

We do not expect to have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs unless we successfully restructure our debt, sell assets, experience a significant improvement in margins and/or obtain other sources of liquidity. We have reduced production at our facilities by more than 60% due to market conditions and in an effort to conserve capital. If margins do not promptly and sustainably improve from current levels, we may be forced to further curtail or cease production at one or more of our operating facilities. See “Risk Factors”.

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

At December 31, 2019, on a consolidated basis, we had an aggregate of $19.0 million in cash.

As of December 31, 2019, our current assets of $232.1 million exceeded our current liabilities of $160.4 million, resulting in working capital of $71.7 million. We believe that as of the date of this report, we are in compliance with all debt covenants contained in our credit facilities.

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

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$18,997	$26,627
Current assets	$232,064	$168,804
Property and equipment, net	$332,526	$482,657
Current liabilities	$160,398	$231,859
Long-term debt, noncurrent portion	$180,795	$84,767
Working capital (deficit)	$71,666	$(63,055)
Working capital ratio	1.45	NA

Restricted Net Assets

At December 31, 2019, we had approximately $180.9 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, distributions, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

Changes in Working Capital and Cash Flows

Working capital improved to $71.7 million at December 31, 2019 from a working capital deficit of $63.1 million at December 31, 2018 as a result of an increase of $63.3 million in current assets and a decrease of $71.5 million in current liabilities.

Our current assets increased primarily due to additional assets held-for-sale of $69.8 million associated with our pending sale of our interest in Pacific Aurora.

Our current liabilities declined by $71.5 million at December 31, 2019 as compared to December 31, 2018 primarily due to our amendment of our senior secured notes and resulting long-term treatment, reducing our current portion of long-term debt by $83.7 million.

Our cash and cash equivalents declined by $7.6 million at December 31, 2019 as compared to December 31, 2018 primarily due to $23.4 million of cash used in our operating activities and $3.3 million in cash used in our investing activities in 2019, partially offset by $19.0 million in cash provided by our financing activities for the period.

Cash used in our Operating Activities

Cash used in our operating activities increased by $24.9 million in 2019 as compared to 2018. We used $23.4 million of cash from our operating activities in 2019. Specific factors that contributed to the increase in cash used in our operating activities include:

●	a decrease of $33.3 million related to our higher net loss;

●	a decrease of $19.4 million related to accounts receivable due to lower net sales and the timing of collections;

●	a decrease of $10.2 million related to payments on operating leases under new lease accounting standards for 2019; and

●	a decrease of $6.9 million related to inventories due to lower net sales and the timing of sales.

These amounts were partially offset by:

●	an asset impairment of $29.3 million related to our interest in Pacific Aurora held for sale;

●	an increase in depreciation of $7.1 million due to additional depreciation on leases;

●	an increase in loss on debt extinguishment of $6.5 million in connection with the refinancing of our senior secured notes; and

●	an increase of $12.8 million related to prepaid expenses.

Cash used in our Investing Activities

Cash used in our investing activities decreased by $11.9 million in 2019 as compared to 2018 due to reduced capital expenditures and related projects during the year.

Cash provided by our Financing Activities

We generated $19.0 million in cash from our financing activities in 2019. The increase in cash provided by our financing activities is primarily due to an increase of $21.7 million in proceeds under our credit agreements, term debt and a cogeneration contract amendment in 2019 as compared to 2018. In addition, there was a decrease of $6.8 million in payments in respect of our term and revolving debt in 2019 as compared to 2018, as we agreed with our lenders to defer certain scheduled payments.

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

	Years Ended December 31,
	2019	2018

Fixed Charge Coverage Ratio Requirement	2.00	2.00
Actual	5.71	19.06
Excess	3.71	17.06

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of December 31, 2019, Kinergy had an outstanding balance of $78.3 million with no additional borrowing availability under the credit facility.

Pekin Credit Facilities

On December 15, 2016, PE Pekin entered into term and revolving credit facilities. PE Pekin borrowed $64.0 million under a term loan facility that matures on August 20, 2021 and $32.0 million under a revolving credit facility that matures on February 1, 2022. The PE Pekin credit facilities are secured by a first-priority security interest in all of PE Pekin’s assets. Interest initially accrued under the PE Pekin credit facilities at an annual rate equal to the 30-day LIBOR plus 3.75%, payable monthly. PE Pekin is required to make quarterly principal payments in the amount of $3.5 million on the term loan beginning on May 20, 2017, with the remaining principal balance payable at maturity on August 20, 2021. PE Pekin is required to pay monthly in arrears a fee on any unused portion of the revolving credit facility at a rate of 0.75% per annum. Prepayment of these facilities is subject to a prepayment penalty. Under the initial terms of the credit facilities, PE Pekin was required to maintain not less than $20.0 million in working capital and an annual debt service coverage ratio of not less than 1.25 to 1.0.

On August 7, 2017, PE Pekin amended its term and revolving credit facilities by agreeing to increase the interest rate under the facilities by 25 basis points to an annual rate equal to the 30-day LIBOR plus 4.00%. PE Pekin and its lender also agreed that PE Pekin is required to maintain working capital of not less than $17.5 million from August 31, 2017 through December 31, 2017 and working capital of not less than $20.0 million from January 1, 2018 and continuing at all times thereafter. In addition, the required debt service coverage ratio was reduced to 0.15 to 1.00 for the fiscal year ended December 31, 2017. PE Pekin’s actual debt service coverage ratio was 0.17 to 1.00 for the fiscal year ended December 31, 2017, 0.02 in excess of the required 0.15 to 1.00. For the month ended January 31, 2018, PE Pekin was not in compliance with its working capital requirement due to larger than anticipated repair and maintenance expenses to replace faulty equipment. PE Pekin received a waiver from its lender for this noncompliance. Further, the lender decreased PE Pekin’s working capital covenant requirement to $13.0 million for the month ended February 28, 2018, excluding from the calculation a $3.5 million principal payment previously due in May 2018.

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

Under these amendments, the lender agreed to temporarily waive financial covenant violations, working capital maintenance violations and intercompany accounts receivable collections violations that occurred with respect to the credit agreement. The lenders also agreed to defer all scheduled principal payments, including further deferral of principal payments in the amount of $3.5 million each due on February 20, 2019 and May 20, 2019.

The waivers and principal deferral expired on November 15, 2019, at which time the waivers were to become permanent if PE Pekin’s parent, Pacific Ethanol Central, LLC, or PE Central, made a contribution to PE Pekin in an amount equal to $30.0 million, minus the then-existing amount of PE Pekin’s working capital, plus the amount of any accounts receivable owed by PE Central to PE Pekin, plus $12.0 million, or the Parent Contribution Amount. In addition, if the Parent Contribution Amount was timely received, the lender agreed to waive PE Pekin’s debt service coverage ratio financial covenant for the year ended December 31, 2019. If the Parent Contribution Amount was not timely made, then the temporary waivers would automatically expire.

PE Pekin was also required to pay by November 15, 2019 the aggregate amount of $10.5 million representing all deferred and unpaid scheduled principal payments and all additional scheduled principal payments for the remainder of 2019.

On November 15, 2019, PE Pekin amended its term and revolving credit facilities by agreeing to extend the temporary waiver of violations of financial and other covenants relating to working capital maintenance, intercompany accounts receivable collections, financial projections, cash flow forecasts, and sales reports. The lender also agreed to extend the deferral of all scheduled principal payments payable on February 20, 2019, May 20, 2019 and November 15, 2019 to December 15, 2019. The amendment also made a payment default of $250,000 or more under Kinergy’s credit facility or the senior secured notes, or any acceleration of indebtedness, or any termination of any commitment to lend or termination of any forbearance or other accommodation, an event of default.

The waivers and principal deferral expired on December 15, 2019. On December 15, 2019, the waivers were to become permanent if PE Central made a contribution to PE Pekin in an amount equal to the Parent Contribution Amount. In addition, if the Parent Contribution Amount was timely received, the lender agreed to waive PE Pekin’s debt service coverage ratio financial covenant for the year ended December 31, 2019. If the Parent Contribution Amount was not timely made, then the temporary waivers would automatically expire.

On December 16, 2019, PE Pekin amended its term and revolving credit facilities by agreeing to extend the deferral of all scheduled principal payments payable on February 20, 2019, May 20, 2019 and November 20, 2019 to December 20, 2019.

On December 20, 2019, PE Pekin’s lender agreed to temporarily waive working capital covenant violations, debt service coverage ratio covenant violations, reporting covenant violations and certain other covenant violations that occurred under the PE Pekin credit agreement, and replaced those covenants with new EBITDA and production volume covenants. PE Pekin’s lender also agreed to defer all scheduled principal installments payable under the term note on February 20, 2019, May 20, 2019 and November 20, 2019 until August 20, 2021. In addition, PE Pekin was not required to make its prior scheduled quarterly principal payments of $3.5 million until September 30, 2020, at which time $3.5 million will be due, with the same amount due quarterly thereafter until maturity.

Under the amendment, PE Pekin, collectively with ICP, agreed to pay the lenders an aggregate of $40.0 million on or before September 30, 2020 to reduce the outstanding balances of the term loans under the PE Pekin credit agreement and the ICP credit agreement. The $40.0 million is an aggregate amount payable to ICP’s lender and PE Pekin’s lender, and allocated between them. The $40.0 million is to be funded through asset sales, proceeds of any award, judgment or settlement of litigation, or, at our election, from funds contributed to PE Pekin by us. Following receipt by the lenders under the ICP credit agreement and the PE Pekin credit agreement, collectively, of $40.0 million in full, and once any loans corresponding to the particular midwestern asset sold are repaid, additional proceeds from the sale of any of our midwestern plant assets will generally be allocated 33/34/33% among ICP’s lender and PE Pekin’s lender, collectively, the selling security holders, and us, respectively. Proceeds from the sale of any of our western assets will generally be allocated 33/34/33% among PE Pekin’s lender and ICP’s lender, collectively, the selling security holders, and us, respectively.

PE Pekin’s lender also imposed cross-default terms such that, until PE Pekin’s lender and ICP’s lender receive $40.0 million, a default under the ICP credit agreement would constitute a default under the PE Pekin credit agreement. PE Pekin agreed to provide additional collateral security to support its obligations under the PE Pekin credit agreement, including second lien positions in our western plants, which will terminate and be released upon PE Pekin’s lender’s receipt of $40.0 million.

On December 29, 2019, PE Pekin agreed to amend the secured obligations under its security agreement to include PE Pekin’s unconditional guarantee of the payment of up to an aggregate $40.0 million to satisfy the obligations of ICP to ICP’s lender under the ICP credit agreement.

On March 20, 2020, PE Pekin and its lender agreed to defer $1.0 million in aggregate interest payments due March 20, 2020 and April 20, 2020 until May 20, 2020. On that same date, we granted to the lender a security interest in all of our equity interests in our wholly-owned subsidiary, PE Op Co., which indirectly owns our plants located on the West Coast. We also entered into intercreditor agreements with our PE Pekin and ICP lenders, and the agent for our senior secured noteholders, to address issues of priority and the allocation of proceeds from asset sales.

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

On December 20, 2019, ICP amended its term and revolving credit facilities under which ICP’s lender granted waivers for certain ICP covenant defaults and replaced those covenants with new EBITDA and production volume covenants. ICP’s lender also imposed cross-default terms such that, until ICP’s lender and PE Pekin’s lender receive an aggregate of $40.0 million, a default under the PE Pekin credit agreement would constitute a default under the ICP credit agreement. ICP agreed to provide additional collateral security to support its obligations under the ICP credit agreement, including second lien positions in our western plants, which will terminate and be released upon ICP’s lender’s receipt of an aggregate of $40.0 million. ICP’s prior scheduled principal payment of $1.5 million, originally due on December 20, 2019, was deferred to the maturity date of September 20, 2021. Scheduled quarterly principal payments of $1.5 million will resume March 20, 2020.

Under the amendment, ICP, collectively with PE Pekin, agreed to pay the lenders an aggregate of $40.0 million on or before September 30, 2020 to reduce the outstanding balances of the term loans under the ICP credit agreement and the PE Pekin credit agreement. The $40.0 million is an aggregate amount payable to ICP’s lender and PE Pekin’s lender, and allocated between them. The $40.0 million is to be funded through asset sales, proceeds of any award, judgment or settlement of litigation, or, at our election, from funds contributed to ICP by us. Following receipt by the lenders under the ICP credit agreement and the PE Pekin credit agreement, collectively, of $40.0 million in full, and once any loans corresponding to the particular midwestern asset sold are repaid, any additional proceeds from a sale of our midwestern plant assets will generally be allocated 33/34/33% among ICP’s lender and PE Pekin’s lender, collectively, the selling security holders, and us, respectively. Proceeds from the sale of any of our western assets will generally be allocated 33/34/33% among PE Pekin’s lender and ICP’s lender, collectively, the selling security holders, and us, respectively.

On December 29, 2019, ICP agreed to amend the secured obligations under its security agreement to include ICP’s unconditional guarantee of the payment of up to an aggregate $40.0 million to satisfy the obligations of PE Pekin to PE Pekin’s lender under the PE Pekin credit agreement.

On March 20, 2020, ICP and its lender agreed to defer a $1.5 million principal payment due March 20, 2020 and $0.3 million in aggregate interest payments due March 20, 2020 and April 20, 2020 until May 20, 2020. On that same date, we granted to the lender a security interest in all of our equity interests in PE Op Co. We also entered into intercreditor agreements with our PE Pekin and ICP lenders, and the agent for our senior secured noteholders, to address issues of priority and the allocation of proceeds from asset sales.

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

The notes had an original maturity date of December 15, 2019. Interest on the notes accrued at an annual rate equal to (i) the greater of 1% and the three-month LIBOR, plus 7.0% from the closing through December 14, 2017, (ii) the greater of 1% and three-month LIBOR, plus 9% between December 15, 2017 and December 14, 2018, and (iii) the greater of 1% and three-month LIBOR plus 11% between December 15, 2018 and the maturity date. The interest rate would increase by an additional 2% per annum above the interest rate otherwise applicable upon the occurrence and during the continuance of an event of default until cured. Interest was payable in cash in arrears on the 15th calendar day of each March, June, September and December. We are required to pay all outstanding principal and any accrued and unpaid interest on the notes on the maturity date. We may, at our option, prepay the outstanding principal amount of the notes at any time without premium or penalty. Pacific Ethanol, Inc. issued the notes, which are secured by a first-priority security interest in the equity interest held by Pacific Ethanol, Inc. in PE Op. Co.

On December 16, 2019, we amended the notes to extend the maturity date from December 15, 2019 to December 23, 2019 and amended the interest rate from the greater of 1% and the three-month LIBOR, plus 11% between December 15, 2018 through December 14, 2019 to 15% commencing on September 15, 2019. Under the amendment, we also agreed to pay the December 15, 2019 interest payment 50% in cash and 50% in-kind through the issuance of an additional note in the principal amount equal thereto.

On December 22, 2019, we amended and restated the notes which extended the maturity date from December 23, 2019 to December 15, 2021. Interest on the Notes accrues at a rate of 15% per annum, payable quarterly.

On March 20, 2020, we and the noteholders agreed to defer a $2.5 million aggregate interest payment due March 15, 2020 until May 20, 2020. On that same date, ICP granted a junior lien in certain of its personal property to the noteholders, and PE Central granted a junior lien in certain of its personal property to the noteholders. PE Central also pledged its equity interests in Pacific Aurora, PE Pekin and ICP in favor of the noteholders. In addition, PE Op Co. and Pacific Ethanol West, LLC, which directly owns our plants located on the West Coast, granted a security interest in certain of their personal property to the noteholders. We also entered into intercreditor agreements with our PE Pekin and ICP lenders, and the agent for our senior secured noteholders, to address issues of priority and the allocation of proceeds from asset sales.

At-the-Market Program

We have established an “at-the-market” equity distribution program under which we may offer and sell shares of common stock to, or through, sales agents by means of ordinary brokers’ transactions on the NASDAQ, in block transactions, or as otherwise agreed to between us and the sales agent at prices we deem appropriate. We are under no obligation to offer and sell shares of common stock under the program. For the year ended December 31, 2019, we sold 3.1 million shares of common stock through our “at-the-market” equity program that resulted in net proceeds of $3.7 million and fees paid to our sales agent of approximately $66,000. The net proceeds from these issuances were used to repay a portion of our senior secured notes.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for 2019 or 2018.

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

See “Note 4 – Segments” of the Notes to Consolidated Financial Statements commencing on page F-19 of this report for our revenue-breakdown by type of contract.

Impairment of Long-Lived Assets and Held-for-Sale Classification

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

We entered into a term sheet with ACEC dated December 19, 2019 for the sale of our interest in Pacific Aurora. We reviewed the criteria for held-for-sale classification of the long-lived assets associated with the pending transaction. Our analysis concluded that these long-lived assets shall be classified as held-for-sale with a related impairment of $29.3 million to fair value. We did not recognize any other asset impairment charges in 2019 and 2018.

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

Our pre-tax consolidated losses were $101.3 million and $68.5 million for the years ended December 31, 2019 and 2018, respectively. Based on our current and prior results, we do not have significant evidence to support a conclusion that we will more likely than not be able to benefit from our remaining deferred tax assets. As such, we have recorded a valuation allowance against our net deferred tax assets.

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

Impact of New Accounting Pronouncements

See “Note 1 – Organization and Significant Accounting Policies – Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements commencing on page F-9 of this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the financial statements, which begin at page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2019 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

The information under the captions “Information about our Board of Directors, Board Committees and Related Matters” appearing in the Proxy Statement, is hereby incorporated by reference.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Ethanol, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, other comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has limited additional liquidity available. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2019. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion as of December 31, 2019.

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

Sioux Falls, South Dakota

March 30, 2020

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value)

	December 31,
ASSETS	2019	2018

Current Assets:
Cash and cash equivalents	$18,997	$26,627
Accounts receivable, net of allowance for doubtful accounts of $39 and $12, respectively	74,307	67,636
Inventories	60,600	57,820
Prepaid inventory	1,528	3,090
Derivative assets	2,438	1,765
Assets held-for-sale	69,764	—
Other current assets	4,430	11,866
Total current assets	232,064	168,804

Property and equipment, net	332,526	482,657

Other Assets:
Right of use operating lease assets, net	24,346	—
Assets held-for-sale	16,500	—
Intangible asset	2,678	2,678
Other assets	4,381	5,842
Total other assets	47,905	8,520
Total Assets	$612,495	$659,981

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except shares and par value)

	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2019	2018
Current Liabilities:
Accounts payable – trade	$29,277	$48,176
Accrued liabilities	22,331	23,421
Current portion – operating leases	3,457	—
Current portion – long-term debt, net	63,000	146,671
Derivative liabilities	1,860	6,309
Liabilities held-for-sale	34,413	—
Other current liabilities	6,060	7,282
Total current liabilities	160,398	231,859

Long-term debt, net of current portion	180,795	84,767
Operating leases, net of current portion	21,171	—
Other liabilities	23,086	23,990

Total Liabilities	385,450	340,616

Commitments and contingencies (Notes 1, 8, 9, 10 and 15)

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A: 1,684,375 shares authorized; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of December 31, 2019 and 2018; liquidation preference of $18,394 as of December 31, 2019	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 55,508,314 and 45,771,422 shares issued and outstanding as of December 31, 2019 and 2018, respectively	56	46
Non-voting common stock, $0.001 par value; 3,553,000 shares authorized; 896 shares issued and outstanding as of December 31, 2019 and 2018	—	—
Additional paid-in capital	942,307	932,179
Accumulated other comprehensive loss	(2,370)	(2,459)
Accumulated deficit	(720,214)	(630,000)
Total Pacific Ethanol, Inc. stockholders’ equity	219,780	299,767
Noncontrolling interests	7,265	19,598
Total stockholders’ equity	227,045	319,365

Total Liabilities and Stockholders’ Equity	$612,495	$659,981

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2019	2018
Net sales	$1,424,881	$1,515,371
Cost of goods sold	1,434,819	1,530,535
Gross loss	(9,938)	(15,164)
Selling, general and administrative expenses	35,453	36,373
Asset impairment	29,292	—
Loss from operations	(74,683)	(51,537)
Loss on debt extinguishment	(6,517)	—
Interest expense, net	(20,206)	(17,132)
Other income, net	104	171
Loss before benefit for income taxes	(101,302)	(68,498)
Benefit for income taxes	20	562
Consolidated net loss	(101,282)	(67,936)
Net loss attributed to noncontrolling interests	12,333	7,663
Net loss attributed to Pacific Ethanol, Inc.	$(88,949)	$(60,273)
Preferred stock dividends	$(1,265)	$(1,265)
Loss available to common stockholders	$(90,214)	$(61,538)
Loss per share, basic and diluted	$(1.90)	$(1.42)
Weighted-average shares outstanding, basic and diluted	47,384	43,376

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2019	2018
Consolidated net loss	$(101,282)	$(67,936)
Other comprehensive income (expense) – net gain (loss) arising during the period on defined benefit pension plans	89	(225)
Total comprehensive loss	(101,193)	(68,161)

Comprehensive loss attributed to noncontrolling interests	12,333	7,663

Comprehensive loss attributed to Pacific Ethanol, Inc.	$(88,860)	$(60,498)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive Income	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Interests	Total
Balances, December 31, 2017	927	$1	43,986	$44	$927,090	$(568,462)	$(2,234)	$27,261	$383,700
Stock-based compensation expense – restricted stock and options to employees and directors, net of cancellations and tax	—	—	947	1	3,033	—	—	—	3,034
Common stock issuances	—	—	838	1	2,056	—	—	—	2,057
Pension plan adjustment	—	—	—	—	—	—	(225)	—	(225)
Preferred stock dividends	—	—	—	—	—	(1,265)	—	—	(1,265)
Net loss	—	—	—	—	—	(60,273)	—	(7,663)	(67,936)
Balances, December 31, 2018	927	$1	45,771	$46	$932,179	$(630,000)	$(2,459)	$19,598	$319,365
Stock-based compensation expense – restricted stock and options to employees and directors, net of cancellations and tax	—	—	1,069	1	2,650	—	—	—	2,651
Common stock issuances ATM	—	—	3,137	3	3,667	—	—	—	3,670
Senior Notes Amendment: Stock Issuance	—	—	5,531	6	3,811	—	—	—	3,817
Pension plan adjustment	—	—	—	—	—	—	89	—	89
Preferred stock dividends	—	—	—	—	—	(1,265)	—	—	(1,265)
Net loss	—	—	—	—	—	(88,949)	—	(12,333)	(101,282)
Balances, December 31, 2019	927	$1	55,508	$56	$942,307	$(720,214)	$(2,370)	$7,265	$227,045

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2019	2018
Operating Activities:
Consolidated net loss	$(101,282)	$(67,936)
Adjustments to reconcile consolidated net loss to cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	47,909	40,849
Asset impairment	29,292	—
Loss on debt extinguishment	6,517	—
Deferred income taxes	2	27
Inventory valuation	—	(350)
(Gain) loss on derivative instruments	(555)	6,714
Amortization of deferred financing costs	511	900
Amortization of debt discounts	689	720
Noncash compensation	2,809	3,438
Bad debt expense	27	45
Interest expense added to Senior Notes	1,185	—
Changes in operating assets and liabilities:
Accounts receivable	(6,698)	12,663
Inventories	(2,780)	4,080
Prepaid expenses and other assets	10,197	(3,880)
Prepaid inventory	1,562	191
Operating leases	(10,161)	—
Accounts payable and accrued expenses	(2,587)	4,105
Net cash provided by (used in) operating activities	$(23,363)	$1,566

Investing Activities:
Additions to property and equipment	$(3,281)	$(15,154)
Net cash used in investing activities	$(3,281)	$(15,154)

Financing Activities:
Proceeds from issuances of common stock	$3,670	$2,057
Proceeds from CoGen contract amendment	8,036	—
Proceeds from assessment financing	—	2,043
Payments on assessment financing	—	(415)
Net proceeds (payments) on Kinergy’s line of credit	21,282	7,578
Payments on plant borrowings	(8,000)	(16,500)
Payments on senior notes	(3,748)	(2,000)
Preferred stock dividend payments	(946)	(1,265)
Payments on capital leases	—	(772)
Debt issuance costs	(1,280)	—
Net cash provided by (used in) financing activities	$19,014	$(9,274)
Net decrease in cash and cash equivalents	(7,630)	(22,862)
Cash and cash equivalents at beginning of period	26,627	49,489
Cash and cash equivalents at end of period	$18,997	$26,627

Supplemental Information:

Interest paid	$18,763	$15,147
Income tax refunds	$—	$743
Noncash financing and investing activities:
Initial right of use assets and liabilities recorded under ASC 842	$43,753	$—
Issuance of common stock for senior note amendment	$3,817	$—
Issuance of warrants for senior note amendment	$979	$—
Accrued preferred stock dividends	$319	$—

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and its direct and indirect subsidiaries (collectively, the “Company”), including its wholly-owned subsidiaries, Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Pacific Ag. Products, LLC, a California limited liability company (“PAP”), PE Op Co., a Delaware corporation (“PE Op Co.”)and Illinois Corn Processing, LLC (“ICP”).

On December 15, 2016, the Company and Aurora Cooperative Elevator Company, a Nebraska cooperative corporation (“ACEC”), closed a transaction under a contribution agreement under which the Company contributed its Aurora, Nebraska ethanol facilities and ACEC contributed its Aurora grain elevator and related grain handling assets to Pacific Aurora, LLC (“Pacific Aurora”) in exchange for equity interests in Pacific Aurora. On December 15, 2016, concurrently with the closing under the contribution agreement, the Company sold a portion of its equity interest in Pacific Aurora to ACEC. As a result, the Company owns 73.93% of Pacific Aurora and ACEC owns 26.07% of Pacific Aurora. Further, the Company has consolidated 100% of the results of Pacific Aurora and recorded ACEC’s 26.07% equity interest as noncontrolling interests in the accompanying financial statements for all periods presented.

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

As of December 31, 2019, all but one of the Company’s production facilities, specifically, the Company’s Aurora East facility, were operating. As market conditions change, the Company may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

Basis of Presentation – The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of ethanol industry conditions that have negatively affected the Company’s business, the Company does not currently have sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs in the near-term. The Company has reduced production at its facilities by more than 60% subsequent to year end due to market conditions and in an effort to conserve capital. The Company has also taken and expects to take additional steps to preserve liquidity. However, despite any additional cost-saving steps that the Company may take, the Company does not believe that it has sufficient working capital to continue operations for the next twelve months, unless it successfully restructures its debt, sells assets, experiences a significant improvement in margins and/or obtains other sources of liquidity. In addition, if margins do not promptly and sustainably improve from current levels, the Company may be forced to further curtail or cease production at one or more of its operating facilities. As a result of these factors, there exists substantial doubt as to the Company’s ability to continue as a going concern.

The Company has agreed with its lenders to present by April 20, 2020 a comprehensive plan to restructure its assets and liabilities. The Company has appointed a chief restructuring officer to facilitate the development of such a plan and to assist in the Company’s present strategic initiatives. The Company expects the plan will include completing planned asset sales, additional assets sales, soliciting new investments in the Company or its assets, further debt payment deferrals and reductions, cutting overhead expenses and other cash preserving initiatives. The Company intends that the plan will provide the means to maintain sufficient liquidity for the next twelve months.

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

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company sells ethanol to gasoline refining and distribution companies, sells distillers grains and other feed co-products to dairy operators and animal feedlots and sells corn oil to poultry and biodiesel customers generally without requiring collateral. Due to a limited number of ethanol customers, the Company had significant concentrations of credit risk from sales of ethanol as of December 31, 2019 and 2018, as described below.

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

Of the accounts receivable balance, approximately $63,736,000 and $54,820,000 at December 31, 2019 and 2018, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $39,000 and $12,000 as of December 31, 2019 and 2018, respectively. The Company recorded a bad debt expense of $27,000 and $45,000 for the years ended December 31, 2019 and 2018, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

	Years Ended December 31,
	2019	2018
Customer A	12%	14%
Customer B	10%	11%

The Company had accounts receivable due from these customers totaling $15,624,000 and $13,405,000, representing 21% and 20% of total accounts receivable, as of December 31, 2019 and 2018, respectively.

The Company purchases corn, its largest cost component in producing ethanol, from its suppliers. The Company purchased corn from suppliers representing 10% or more of the Company’s total corn purchases, as follows:

	Years Ended December 31,
	2019	2018
Supplier A	18%	17%
Supplier B	11%	11%
Supplier C	10%	14%
Supplier D	10%	10%

As of December 31, 2019, approximately 37% of the Company’s employees are covered by a collective bargaining agreement.

Inventories – Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, co-products, low-carbon and Renewable Identification Number (“RIN”) credits and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a $1,290,000 and $2,328,000 valuation adjustment as of December 31, 2019 and 2018, respectively. Inventory balances consisted of the following (in thousands):

	December 31,
	2019	2018
Finished goods	$38,194	$35,778
Work in progress	7,426	6,855
Raw materials	7,890	7,233
Low-carbon and RIN credits	5,690	6,130
Other	1,400	1,824
Total	$60,600	$57,820

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

Leases – In February 2016, the FASB issued new guidance on accounting for leases (ASC 842). Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and (2) a “right of use” asset, which is an asset that represents the lessee’s right to use the specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, with some minor exceptions. Lease expense under the new guidance is substantially the same as prior to the adoption. See Note 9 for further information.

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

Revenue Recognition – The Company recognizes revenue under ASC 606. The provisions of ASC 606 include a five-step process by which an entity will determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which an entity expects to be entitled in exchange for those goods or services. ASC 606 requires the Company to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies the performance obligation.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets – The Company assesses the impairment of long-lived assets, including property and equipment, internally developed software and purchased intangibles subject to amortization, when events or changes in circumstances indicate that the fair value of assets could be less than their net book value. In such event, the Company assesses long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset group is expected to generate plus the net proceeds expected from the sale of the asset group. If this amount is less than the carrying value of the asset, the Company will then determine the fair value of the asset group. An impairment loss would be recognized when the fair value is less than the related asset group’s net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of its operations and the industries in which it operates. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and purchasing decisions of the Company’s customers. The Company performed an undiscounted cash flow analysis for its long-lived assets held-for-use, exclusive of the Company’s Pacific Aurora assets held-for-sale, as of December 31, 2019 and 2018, resulting in amounts in excess of carrying values.

Deferred Financing Costs – Deferred financing costs are costs incurred to obtain debt financing, including all related fees, and are amortized as interest expense over the term of the related financing using the straight-line method, which approximates the interest rate method. Amortization of deferred financing costs was approximately $511,000 and $900,000 for the years ended December 31, 2019 and 2018, respectively. Unamortized deferred financing costs were approximately $2,153,000 and $1,377,000 as of December 31, 2019 and 2018, respectively, and are recorded net of long-term debt in the consolidated balance sheets.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31, 2019
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(88,949)
Less: Preferred stock dividends	(1,265)
Basic and Diluted loss per share:
Loss available to common stockholders	$(90,214)	47,384	$(1.90)

	Year Ended December 31, 2018
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(60,273)
Less: Preferred stock dividends	(1,265)
Basic and Diluted loss per share:
Loss available to common stockholders	$(61,538)	43,376	$(1.42)

There were an aggregate 635,000 potentially dilutive shares from convertible securities outstanding as of December 31, 2019 and 2018. These convertible securities were not considered in calculating diluted income (loss) per common share for the years ended December 31, 2019 and 2018 as their effect would be anti-dilutive.

Financial Instruments – The carrying values of cash and cash equivalents, accounts receivable, derivative assets, accounts payable, accrued liabilities and derivative liabilities are reasonable estimates of their fair values because of the short maturity of these items. The carrying value of the Company’s senior secured notes are recorded at fair value and are considered Level 2 fair value measurements. The Company believes the carrying value of its other long-term debt and assessment financing is not considered materially different than fair value because the interest rates on these instruments are variable, and are considered Level 2 fair value measurements.

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

2.	PACIFIC ETHANOL PLANTS.

Pacific Aurora

On December 15, 2016, PE Central closed on an agreement with ACEC under which (i) PE Central contributed to Pacific Aurora 100% of the equity interests of its wholly-owned subsidiaries, Pacific Ethanol Aurora East, LLC (“AE”) and Pacific Ethanol Aurora West, LLC (“AW”), which owned the Company’s Aurora East and Aurora West ethanol plants, respectively, and (ii) ACEC contributed to Pacific Aurora its grain elevator adjacent to the Aurora East and Aurora West properties and related grain handling assets, including the outer rail loop and the real property on which they are located. Following the closing of these transactions, PE Central owned 73.93% of Pacific Aurora and ACEC owned 26.07% of Pacific Aurora.

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

Held-for-Sale Classification

On December 19, 2019, PE Central entered into a term sheet covering the proposed sale of its 73.93% ownership interest in Pacific Aurora to ACEC for $52.8 million, and as a result, the Company determined that as of December 31, 2019, the long-lived assets of Pacific Aurora should be classified as held-for-sale. The Company’s analysis resulted in an impairment of $29.3 million in its production segment.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has the following assets and liabilities of Pacific Aurora that will be derecognized upon sale of PE Central’s interest in Pacific Aurora and as to which the Company will no longer consolidate any portion of Pacific Aurora:

Cash and equivalents	$103
Inventories	2,079
Other current assets	341
Total current assets	2,523
Property and equipment	70,400
Other assets	13,341
Total assets held-for-sale	86,264
Less: noncurrent assets	(16,500)
Total assets held-for-sale, current portion	$69,764

Accounts payable and accrued expenses	$20,711
Other current liabilities	5,497
Total current liabilities	26,208
Other non-current liabilities	8,205
Total liabilities held-for-sale	$34,413

In addition to the above accounts, upon the sale, the Company will no longer have noncontrolling interests on its balance sheet and no longer record income (loss) of noncontrolling interests for the future periods.

For the years ended December 31, 2019 and 2018, Pacific Aurora contributed $163.5 million and $233.6 million in net sales, $43.4 million and $24.3 million in pre-tax loss, and $12.3 million and $7.7 million in net loss attributed to noncontrolling interests, respectively.

On February 28, 2020, the Company entered into a definitive membership interest purchase agreement with ACEC for this sale and expects to close the sale during the second quarter of 2020. Upon close, the Company expects to receive total consideration of $52.8 million, subject to certain working capital adjustments, payable in cash and $16.5 million in ACEC promissory notes. The Company expects the promissory notes to be noncurrent upon the sale, and as such has shown the amount as assets held-for-sale noncurrent.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The AMAs have an initial term of one year and automatic successive one year renewal periods. Pacific Ethanol may terminate the AMA, and any subsidiary may terminate the AMA, at any time by providing at least 90 days prior notice of such termination.

Pacific Ethanol recorded revenues of approximately $12,682,000 and $12,048,000 related to the AMAs in place for the years ended December 31, 2019 and 2018, respectively. These amounts have been eliminated upon consolidation.

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

Kinergy recorded revenues of approximately $7,900,800 and $8,773,000 related to the ethanol marketing agreements for the years ended December 31, 2019 and 2018, respectively. These amounts have been eliminated upon consolidation.

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

Under these agreements, PAP receives a fee of $0.045 per bushel of corn delivered to each facility as consideration for its procurement and handling services, payable monthly. Effective December 15, 2016, this fee is $0.03 per bushel of corn. Each corn procurement and handling agreement had an initial term of one year and successive one year renewal periods at the option of the individual plant. PAP recorded revenues of approximately $4,288,000 and $4,531,000 related to the corn procurement and handling agreements for the years ended December 31, 2019 and 2018, respectively. These amounts have been eliminated upon consolidation.

Effective December 15, 2016, each Pacific Aurora facility entered into a new grain procurement agreement with ACEC. Under this agreement, ACEC receives a fee of $0.03 per bushel of corn delivered to each facility as consideration for its procurement and handling services, payable monthly. The grain procurement agreement has an initial term of one year and successive one year renewal periods at the option of the individual plant. Pacific Aurora recorded expenses of approximately $1,103,000 and $1,381,000 for the years ended December 31, 2019 and 2018, respectively. These amounts have not been eliminated upon consolidation as they are with a related but unconsolidated third-party.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PAP recorded revenues of approximately $6,029,000 and $6,572,000 related to the distillers grains marketing agreements for the years ended December 31, 2019 and 2018, respectively. These amounts have been eliminated upon consolidation.

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

Income before provision for income taxes includes management fees charged by Pacific Ethanol to the segment. The production segment incurred $10,522,000 and $10,248,000 in management fees for the years ended December 31, 2019 and 2018, respectively. The marketing and distribution segment incurred $2,160,000 in management fees for each of the years ended December 31, 2019 and 2018. Corporate activities include selling, general and administrative expenses, consisting primarily of corporate employee compensation, professional fees and overhead costs not directly related to a specific operating segment.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Years Ended December 31,
Net Sales	2019	2018
Production, recorded as gross:
Ethanol/alcohol sales	$800,262	$859,815
Co-product sales	268,996	296,686
Intersegment sales	1,619	1,995
Total production sales	1,070,877	1,158,496

Marketing and distribution:
Ethanol/alcohol sales, gross	$353,792	$357,011
Ethanol/alcohol sales, net	1,831	1,859
Intersegment sales	7,901	8,773
Total marketing and distribution sales	363,524	367,643

Intersegment eliminations	(9,520)	(10,768)
Net sales as reported	$1,424,881	$1,515,371

Cost of goods sold:
Production	$1,095,742	$1,197,507
Marketing and distribution	349,906	343,991
Intersegment eliminations	(10,829)	(10,963)
Cost of goods sold as reported	$1,434,819	$1,530,535

Income (loss) before benefit for income taxes:
Production	$(93,367)	$(77,833)
Marketing and distribution	7,442	18,191
Corporate activities	(15,357)	(8,856)
	$(101,282)	$(68,498)
Depreciation:
Production	$47,206	$40,099
Corporate activities	703	750
	$47,909	$40,849

Interest expense:
Production	$7,569	$7,116
Marketing and distribution	3,053	1,388
Corporate activities	9,584	8,628
	$20,206	$17,132

The following table sets forth the Company’s total assets by operating segment (in thousands):

	December 31, 2019	December 31, 2018
Total assets:
Production	$492,060	$532,790
Marketing and distribution	106,863	112,984
Corporate assets	13,572	14,117
	$612,495	$659,891

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	PROPERTY AND EQUIPMENT.

Property and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Facilities and plant equipment	$495,513	$621,909
Land	7,219	8,970
Other equipment, vehicles and furniture	11,229	11,812
Construction in progress	15,793	30,312
	529,754	673,003
Accumulated depreciation	(197,228)	(190,346)
	$332,526	$482,657

Depreciation expense was $40,931,000 and $40,849,000 for the years ended December 31, 2019 and 2018, respectively.

For the year ended December 31, 2019 and 2018, the Company capitalized interest of $563,000 and $1,170,000, respectively, related to its capital investment activities.

6.	INTANGIBLE ASSET.

The Company recorded a tradename valued at $2,678,000 in 2006 as part of its acquisition of Kinergy. The Company determined that the Kinergy tradename has an indefinite life and, therefore, rather than being amortized, will be tested annually for impairment. The Company did not record any impairment of the Kinergy tradename for the years ended December 31, 2019 and 2018.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the years ended December 31, 2019 and 2018, the Company did not designate any of its derivatives as cash flow hedges.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into exchange-traded forward contracts for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net gains of $555,000 and net losses of $6,714,000 as the change in the fair value of these contracts for the years ended December 31, 2019 and 2018, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of December 31, 2019
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash collateral balance	Other current assets	$615
Commodity contracts	Derivative assets	$2,438	Derivative liabilities	$1,860

	As of December 31, 2018
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash collateral balance	Other current assets	$8,479
Commodity contracts	Derivative assets	$1,765	Derivative liabilities	$6,309

The above amounts represent the gross balances of the contracts, however, the Company does have a right of offset with each of its derivative brokers.

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Losses
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2019	2018

Commodity contracts	Cost of goods sold	$(4,568)	$(3,479)
		$(4,568)	$(3,479)

		Unrealized Gains (Losses)
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2019	2018

Commodity contracts	Cost of goods sold	$5,123	$(3,235)
		$5,123	$(3,235)

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	December 31, 2019	December 31, 2018
Kinergy line of credit	$78,338	$57,057
Pekin term loan	39,500	43,000
Pekin revolving loan	32,000	32,000
ICP term loan	12,000	16,500
ICP revolving loan	18,000	18,000
Parent notes payable	65,649	66,948
	245,487	233,505
Less unamortized debt premium (discount)	461	(690)
Less unamortized debt financing costs	(2,153)	(1,377)
Less short-term portion	(63,000)	(146,671)
Long-term debt	$180,795	$84,767

Kinergy Line of Credit – Kinergy has an operating line of credit for an aggregate amount of up to $100,000,000. The line of credit matures on August 2, 2022. The credit facility is based on Kinergy’s eligible accounts receivable and inventory levels, subject to certain concentration reserves. The credit facility is subject to certain other sublimits, including inventory loan limits. Interest accrues under the line of credit at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging between 1.50% and 2.00%. The applicable margin was 1.50%, for a total rate of 3.90% at December 31, 2019. The credit facility’s monthly unused line fee is an annual rate equal to 0.25% to 0.375% depending on the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to the Company as reimbursement for management and other services provided by the Company to Kinergy are limited under the terms of the credit facility to $1,500,000 per fiscal quarter. The credit facility also includes the accounts receivable of PAP as additional collateral. Payments that may be made by PAP to the Company as reimbursement for management and other services provided by the Company to PAP are limited under the terms of the credit facility to $500,000 per fiscal quarter.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Kinergy and PAP’s obligations under the credit facility are secured by a first-priority security interest in all of their assets in favor of the lender. Pacific Ethanol has guaranteed all of Kinergy’s obligations under the line of credit. As of December 31, 2019, Kinergy had no unused availability under the credit facility.

Pekin Credit Facilities – On December 15, 2016, the Company’s wholly-owned subsidiary, Pacific Ethanol Pekin, LLC (“Pekin”), entered into a Credit Agreement (the “Pekin Credit Agreement”) with 1st Farm Credit Services, PCA and CoBank, ACB (“CoBank”). On December 15, 2016, under the terms of the Pekin Credit Agreement, Pekin borrowed from 1st Farm Credit Services $64.0 million under a term loan facility that matures on August 20, 2021 (the “Pekin Term Loan”) and $32.0 million under a revolving term loan facility that matures on February 1, 2022 (the “Pekin Revolving Loan” and, together with the Pekin Term Loan, the “Pekin Credit Facility”). The Pekin Credit Facility is secured by a first-priority security interest in all of Pekin’s assets under the terms of a Security Agreement, dated December 15, 2016, by and between Pekin and CoBank (the “Pekin Security Agreement”). Interest accrues under the Pekin Credit Facility at an annual rate equal to the 30-day LIBOR plus 3.75%, payable monthly. Pekin is required to make quarterly principal payments in the amount of $3.5 million on the Pekin Term Loan beginning on May 20, 2017 and a principal payment of $4.5 million at maturity on August 20, 2021. Pekin is required to pay a monthly fee on any unused portion of the Pekin Revolving Loan at a rate of 0.75% per annum. Prepayment of the Pekin Credit Facility is subject to a prepayment penalty. Under the terms of the Pekin Credit Agreement, Pekin is required to maintain not less than $20.0 million in working capital and an annual debt coverage ratio of not less than 1.25 to 1.0. The Pekin Credit Agreement contains a variety of affirmative covenants, negative covenants and events of default.

On August 7, 2017, Pekin amended its term and revolving credit facilities by agreeing to increase the interest rate under the facilities by 25 basis points to an annual rate equal to the 30-day LIBOR plus 4.00%. Pekin and its lender also agreed that Pekin is required to maintain working capital of not less than $17.5 million from August 31, 2017 through December 31, 2017 and working capital of not less than $20.0 million from January 1, 2018 and continuing at all times thereafter. In addition, the required Debt Service Coverage Ratio was reduced to 0.15 to 1.00 for the fiscal year ending December 31, 2017. For the month ended January 31, 2018, Pekin was not in compliance with its working capital requirement due to larger than anticipated repair and maintenance related expenses to replace faulty equipment. Pekin received a waiver from its lender for this noncompliance. Further, the lender decreased Pekin’s working capital covenant requirement to $13.0 million for the month ended February 28, 2018, excluding the $3.5 million principal payment due in May 2018 from the calculation.

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

At December 31, 2018 and January 31, 2019, Pekin experienced certain covenant violations under its term and revolving credit facilities. In February 2019, Pekin reached an agreement with its lender to forbear until March 11, 2019 and to defer a $3.5 million principal payment until that date.

On March 21, 2019, Pekin amended its term and revolving credit facilities by agreeing to increase the interest rate under the facilities by 125 basis points to an annual rate equal to the 30-day LIBOR plus 5.00%. Pekin and its lender also agreed that it is required to maintain working capital of not less than $15.0 million from March 21, 2019 through July 15, 2019 and working capital of not less than $30.0 million from July 15, 2019 and continuing at all times thereafter. On July 15, 2019, Pekin and its lender agreed to a further amendment extending the aforementioned July 15, 2019 dates to November 15, 2019. On August 6, 2019, Pekin paid its $3,500,000 principal payment scheduled for August 20, 2019.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under these amendments, the lender agreed to temporarily waive financial covenant violations, working capital maintenance violations and intercompany accounts receivable collections violations that occurred with respect to the credit agreement. The lenders also agreed to defer all scheduled principal payments, including further deferral of principal payments in the amount of $3.5 million each due on February 20, 2019 and May 20, 2019.

The waivers and principal deferral expired on November 15, 2019, at which time the waivers were to become permanent if PE Central made a contribution to Pekin in an amount equal to $30.0 million, minus the then-existing amount of Pekin’s working capital, plus the amount of any accounts receivable owed by PE Central to Pekin, plus $12.0 million, or the Parent Contribution Amount. In addition, if the Parent Contribution Amount was timely received, the lender agreed to waive Pekin’s debt service coverage ratio financial covenant for the year ended December 31, 2019. If the Parent Contribution Amount was not timely made, then the temporary waivers would automatically expire.

Pekin was also required to pay by November 15, 2019 the aggregate amount of $10.5 million representing all deferred and unpaid scheduled principal payments and all additional scheduled principal payments for the remainder of 2019.

On November 15, 2019, Pekin amended its term and revolving credit facilities by agreeing to extend the temporary waiver of violations of financial and other covenants relating to working capital maintenance, intercompany accounts receivable collections, financial projections, cash flow forecasts, and sales reports. The lender also agreed to extend the deferral of all scheduled principal payments payable on February 20, 2019, May 20, 2019 and November 15, 2019 to December 15, 2019. The amendment also made a payment default of $250,000 or more under Kinergy’s credit facility or the senior secured notes, or any acceleration of indebtedness, or any termination of any commitment to lend or termination of any forbearance or other accommodation, an event of default.

The waivers and principal deferral expired on December 15, 2019. On December 15, 2019, the waivers were to become permanent if PE Central made a contribution to Pekin in an amount equal to the Parent Contribution Amount. In addition, if the Parent Contribution Amount was timely received, the lender agreed to waive Pekin’s debt service coverage ratio financial covenant for the year ended December 31, 2019. If the Parent Contribution Amount was not timely made, then the temporary waivers would automatically expire.

On December 16, 2019, Pekin amended its term and revolving credit facilities by agreeing to extend the deferral of all scheduled principal payments payable on February 20, 2019, May 20, 2019 and November 20, 2019 to December 20, 2019.

On December 20, 2019, Pekin’s lender agreed to temporarily waive working capital covenant violations, debt service coverage ratio covenant violations, reporting covenant violations and certain other covenant violations that occurred under the Pekin credit agreement, and replaced those covenants with new EBITDA and production volume covenants. Pekin’s lender also agreed to defer all scheduled principal installments payable under the term note on February 20, 2019, May 20, 2019 and November 20, 2019 until August 20, 2021. In addition, Pekin was not required to make its prior scheduled quarterly principal payments of $3.5 million until September 30, 2020, at which time $3.5 million will be due, with the same amount due quarterly thereafter until maturity.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the amendment, Pekin, collectively with ICP, agreed to pay the lenders an aggregate of $40.0 million on or before September 30, 2020 to reduce the outstanding balances of the term loans under the Pekin credit agreement and the ICP credit agreement. The $40.0 million is an aggregate amount payable to ICP’s lender and Pekin’s lender, and allocated between them. The $40.0 million is to be funded through asset sales, proceeds of any award, judgment or settlement of litigation, or, at the Company’s election, from funds contributed to Pekin by the Company. Following receipt by the lenders under the ICP credit agreement and the Pekin credit agreement, collectively, of $40.0 million in full, and once any loans corresponding to the particular midwestern asset sold are repaid, additional proceeds from the sale of any of the Company’s midwestern plant assets will generally be allocated 33/34/33% among ICP’s lender and Pekin’s lender, collectively, the selling security holders, and the Company, respectively. Proceeds from the sale of any of the Company’s western assets will generally be allocated 33/34/33% among Pekin’s lender and ICP’s lender, collectively, the selling security holders, and the Company, respectively.

Pekin’s lender also imposed cross-default terms such that, until Pekin’s lender and ICP’s lender receive $40.0 million, a default under the ICP credit agreement would constitute a default under the Pekin credit agreement. Pekin agreed to provide additional collateral security to support its obligations under the Pekin credit agreement, including second lien positions in the Company’s western plants, which will terminate and be released upon Pekin’s lender’s receipt of $40.0 million.

On December 29, 2019, Pekin agreed to amend the secured obligations under its security agreement to include Pekin’s unconditional guarantee of the payment of up to an aggregate $40.0 million to satisfy the obligations of ICP to ICP’s lender under the ICP credit agreement.

On March 20, 2020, Pekin and its lender agreed to defer $1.0 million in aggregate interest payments due March 20, 2020 and April 20, 2020 until May 20, 2020. On that same date, the Company granted to the lender a security interest in all of the Company’s equity interests in PE Op Co., which indirectly owns the Company’s plants located on the West Coast. The Company and certain subsidiaries also entered into intercreditor agreements with the Pekin and ICP lenders, and the agent for the Company’s senior secured noteholders, to address issues of priority and the allocation of proceeds from asset sales.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019, ICP had no additional borrowing availability under its revolving credit facility. As of September 30, 2019, ICP did not meet its minimum working capital requirement, however, ICP’s lender subsequently waived the minimum working capital deficiency.

On December 20, 2019, ICP amended its term and revolving credit facilities under which ICP’s lender granted waivers for certain ICP covenant defaults and replaced those covenants with new EBITDA and production volume covenants. ICP’s lender also imposed cross-default terms such that, until ICP’s lender and Pekin’s lender receive an aggregate of $40.0 million, a default under the Pekin credit agreement would constitute a default under the ICP credit agreement. ICP agreed to provide additional collateral security to support its obligations under the ICP credit agreement, including second lien positions in the Company’s western plants, which will terminate and be released upon ICP’s lender’s receipt of an aggregate of $40.0 million. ICP’s prior scheduled principal payment of $1.5 million, originally due on December 20, 2019, was deferred to the maturity date of September 20, 2021. Scheduled quarterly principal payments of $1.5 million will resume March 20, 2020.

Under the amendment, ICP, collectively with Pekin, agreed to pay the lenders an aggregate of $40.0 million on or before September 30, 2020 to reduce the outstanding balances of the term loans under the ICP credit agreement and the Pekin credit agreement. The $40.0 million is an aggregate amount payable to ICP’s lender and Pekin’s lender, and allocated between them. The $40.0 million is to be funded through asset sales, proceeds of any award, judgment or settlement of litigation, or, at the Company’s election, from funds contributed to ICP by the Company. Following receipt by the lenders under the ICP credit agreement and the Pekin credit agreement, collectively, of $40.0 million in full, and once any loans corresponding to the particular midwestern asset sold are repaid, any additional proceeds from a sale of the Company’s midwestern plant assets will generally be allocated 33/34/33% among ICP’s lender and Pekin’s lender, collectively, the selling security holders, and the Company, respectively. Proceeds from the sale of any of the Company’s western assets will generally be allocated 33/34/33% among Pekin’s lender and ICP’s lender, collectively, the selling security holders, and the Company, respectively.

On December 29, 2019, ICP agreed to amend the secured obligations under its security agreement to include ICP’s unconditional guarantee of the payment of up to an aggregate $40.0 million to satisfy the obligations of Pekin to Pekin’s lender under the Pekin credit agreement.

As of December 31, 2019 and the filing of this report, the Company believes ICP is in compliance with its working capital requirement.

On March 20, 2020, ICP and its lender agreed to defer a $1.5 million principal payment due March 20, 2020 and $0.3 million in aggregate interest payments due March 20, 2020 and April 20, 2020 until May 20, 2020. On that same date, the Company granted to the lender a security interest in all of the Company’s equity interests in PE Op Co. The Company and certain of its subsidiaries also entered into intercreditor agreements with the Pekin and ICP lenders, and the agent for the Company’s senior secured noteholders, to address issues of priority and the allocation of proceeds from asset sales.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Notes had an original maturity date of December 15, 2019 (the “Maturity Date”). Interest on the Notes accrued at a rate equal to (i) the greater of 1% and the three-month LIBOR, plus 7.0% from the closing through December 14, 2017, (ii) the greater of 1% and LIBOR, plus 9% between December 15, 2017 and December 14, 2018, and (iii) the greater of 1% and LIBOR plus 11% between December 15, 2018 and the Maturity Date. The interest rate would increase by an additional 2% per annum above the interest rate otherwise applicable upon the occurrence and during the continuance of an event of default until such event of default has been cured. Interest was payable in cash on the 15th calendar day of each March, June, September and December. Pacific Ethanol is required to pay all outstanding principal and any accrued and unpaid interest on the Notes on the Maturity Date. Pacific Ethanol may, at its option, prepay the outstanding principal amount of the Notes at any time without premium or penalty. The Notes contain a variety of events of default. The payments due under the Notes rank senior to all other indebtedness of Pacific Ethanol, other than permitted senior indebtedness. The Notes contain a variety of obligations on the part of Pacific Ethanol not to engage in certain activities, including that (i) Pacific Ethanol and certain of its subsidiaries will not incur other indebtedness, except for certain permitted indebtedness, (ii) Pacific Ethanol and certain of its subsidiaries will not redeem, repurchase or pay any dividend or distribution on their respective capital stock without the prior consent of the holders of the Notes holding 66-2/3% of the aggregate principal amount of the Notes, other than certain permitted distributions, (iii) Pacific Ethanol and certain of its subsidiaries will not sell, lease, assign, transfer or otherwise dispose of any assets of Pacific Ethanol or any such subsidiary, except for certain permitted dispositions (including the sales of inventory or receivables in the ordinary course of business), and (iv) Pacific Ethanol and certain of its subsidiaries will not issue any capital stock or membership interests for any purpose other than to pay down a portion of all of the amounts owed under the Notes and in connection with Pacific Ethanol’s stock incentive plans. The Notes are secured by a first-priority security interest in the equity interest held by Pacific Ethanol in its wholly-owned subsidiary, PE Op. Co., which indirectly owns the Company’s plants located on the West Coast.

On December 16, 2019, Pacific Ethanol amended the notes to extend the maturity date from December 15, 2019 to December 23, 2019 and amended the interest rate from the greater of 1% and the three-month LIBOR, plus 11% between December 15, 2018 through December 14, 2019, to 15% commencing on September 15, 2019. Under the amendment, Pacific Ethanol also agreed to pay the December 15, 2019 interest payment 50% in cash and 50% in-kind through the issuance of an additional note in the principal amount equal thereto.

On December 22, 2019, Pacific Ethanol amended and restated the notes which extended the maturity date from December 23, 2019 to December 15, 2021. Interest on the Notes accrues at a rate of 15% per annum, payable quarterly. In addition, the Company issued 5.5 million shares of its common stock and 5.5 million warrants to the noteholders.

The Company evaluated the above amendment and determined that debt extinguishment accounting was appropriate. Therefore, the Company recorded a loss on debt extinguishment of $6,517,000, comprised of the fair value of common stock issued, fair value of warrants issued and fair value of the carrying value of the debt.

On March 20, 2020, the Company and the noteholders agreed to defer a $2.5 million aggregate interest payment due March 15, 2020 until May 20, 2020. On that same date, ICP granted a junior lien in certain of its personal property to the noteholders, and PE Central granted a junior lien in certain of its personal property to the noteholders. PE Central also pledged its equity interests in Pacific Aurora, Pekin and ICP in favor of the noteholders. In addition, PE Op Co. and Pacific Ethanol West, LLC, which directly owns the Company’s plants located on the West Coast, granted a security interest in certain of their personal property to the noteholders. The Company and certain of its subsidiaries also entered into intercreditor agreements with the Pekin and ICP lenders, and the agent for the Company’s senior secured noteholders, to address issues of priority and the allocation of proceeds from asset sales.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of Long-term Debt – The Company’s long-term debt matures as follows (in thousands):

December 31:
2020	$63,000
2021	94,149
2022	88,338
2023	—
2024	—
$245,487

9.	LEASES.

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

The Company leases railcar equipment, office equipment and land for certain of its facilities. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the year ended December 31, 2019, the Company’s weighted average discount rate was 6.00%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 56 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. For the year ended December 31, 2019, the weighted average remaining lease terms of equipment and land-related leases were 2.46 years and 13.94 years, respectively. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the remaining maturities of the Company’s operating lease liabilities, assuming all land lease extensions are taken, as of December 31, 2019 (in thousands):

Year Ended:	Equipment	Land Related
2020	$3,736	$1,054
2021	2,202	1,077
2022	2,083	1,100
2023	1,475	1,013
2024	858	1,001
2025-43	726	33,160
Less Interest	(1,453)	(23,404)
	$9,627	$15,001

For the year ended December 31, 2019, the Company recorded operating lease costs of $9,948,000 in cost of goods sold and $472,000 in selling, general and administrative expenses, in the Company’s statements of operations.

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

Information related to the Retirement Plan as of and for the years ended December 31, 2019 and 2018 is presented below (dollars in thousands):

	2019	2018
Changes in plan assets:
Fair value of plan assets, beginning	$13,257	$13,958
Actual gains (losses)	2,692	(946)
Benefits paid	(698)	(667)
Company contributions	403	912
Participant contributions	—	—
Fair value of plan assets, ending	$15,654	$13,257
Less: projected accumulated benefit obligation	$21,643	$18,690
Funded status, (underfunded)/overfunded	$(5,989)	$(5,433)

Amounts recognized in the consolidated balance sheets:
Other liabilities	$(5,989)	$(5,433)
Accumulated other comprehensive loss (income)	$1,654	$1,069

Components of net periodic benefit costs are as follows:
Service cost	$374	$424
Interest cost	760	694
Expected return on plan assets	(760)	(816)
Net periodic benefit cost	$374	$302

Loss recognized in other comprehensive income (expense)	$585	$343

Assumptions used in computation benefit obligations:
Discount rate	3.25%	4.15%
Expected long-term return on plan assets	6.25%	6.25%
Rate of compensation increase	—	—

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to make contributions in the year ending December 31, 2020 of approximately $0.7 million. Net periodic benefit cost for 2020 is estimated at approximately $0.2 million.

The following table summarizes the expected benefit payments for the Company’s Retirement Plan for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

December 31:
2020	$800
2021	810
2022	840
2023	880
2024	920
2025-29	5,250
$9,500

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

Information related to the Postretirement Plan as of December 31, 2019 and 2018 is presented below (dollars in thousands):

	2019	2018
Amounts at the end of the year:
Accumulated/projected benefit obligation	$5,274	$5,711
Fair value of plan assets	—	—
Funded status, (underfunded)/overfunded	$(5,274)	$(5,711)

Amounts recognized in the consolidated balance sheets:
Accrued liabilities	$(280)	$(320)
Other liabilities	$(4,994)	$(5,391)
Accumulated other comprehensive loss	$716	$1,390

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information related to the Postretirement Plan for the years ended December 31, 2019 and 2018 is presented below (dollars in thousands):

	Years Ended December 31,
	2019	2018

Amounts recognized in the plan for the year:
Company contributions	$171	$137
Participant contributions	$24	$14
Benefits paid	$(195)	$(152)

Components of net periodic benefit costs are as follows:
Service cost	$67	$83
Interest cost	219	182
Amortization of prior service costs	122	131
Net periodic benefit cost	$408	$396

Gain recognized in other comprehensive income	$(674)	$(118)

Discount rate used in computation of benefit obligations	2.95%	3.35%

The Company does not expect to recognize any amortization of net actuarial loss during the year ended December 31, 2020.

The following table summarizes the expected benefit payments for the Company’s Post-Retirement Plan for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

December 31:
2020	$280
2021	320
2022	300
2023	330
2024	370
Thereafter	2,060
$3,660

For purposes of determining the cost and obligation for pre-Medicare postretirement medical benefits, 6.75% annual rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) was assumed for the plan in 2021, adjusting to a rate of 4.50% in 2030. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INCOME TAXES.

The Company recorded a provision (benefit) for income taxes as follows (in thousands):

	Years Ended December 31,
	2019	2018
Current provision (benefit)	$(22)	$(589)
Deferred provision (benefit)	2	27
Total	$(20)	$(562)

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations is as follows:

	Years Ended December 31,
	2019	2018
Statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	5.7	5.4
Change in valuation allowance	(22.4)	(20.3)
Noncontrolling interest	(3.3)	(3.0)
Non-deductible items	(0.1)	(0.7)
Other	(1.0)	(1.6)
Effective rate	(0.1)%	0.8%

Deferred income taxes are provided using the asset and liability method to reflect temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates and laws. The components of deferred income taxes included in the consolidated balance sheets were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$61,775	$48,082
R&D, Energy and AMT credits	3,864	4,247
Disallowed interest	8,242	3,769
Railcar contracts	379	650
Stock-based compensation	551	782
Allowance for doubtful accounts and other assets	578	643
Derivatives	—	1,214
Pension liability	2,979	2,941
Property and equipment	3,325	—
Other	3,458	2,134
Total deferred tax assets	85,151	64,462

Deferred tax liabilities:
Property and equipment	—	(23,013)
Intangibles	(749)	(749)
Derivatives	(153)	—
Other	(437)	(363)
Total deferred tax liabilities	(1,339)	(24,125)

Valuation allowance	(84,065)	(40,588)
Net deferred tax liabilities, included in other liabilities	$(253)	$(251)

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A portion of the Company’s net operating loss carryforwards are subject to provisions of the tax law that limits the use of losses incurred by a corporation prior to the date certain ownership changes occur. These limitations also apply to certain depreciation deductions associated with assets on hand at the time of the ownership change and otherwise allowable during the five-year period following the ownership change. As the five-year limitation period lapsed in 2019, these disallowed deductions are reflected in property and equipment in the schedule above but continue to be subject to the annual limitation that applies to the pre-change net operating losses. Due to the limitation on the use of net operating losses and deprecation deductions, a significant portion of these carryforwards will expire regardless of whether the Company generates future taxable income. After reducing these net operating loss carryforwards for the amount which will expire due to this limitation, the Company had remaining federal net operating loss carryforwards of approximately $228,837,000 and state net operating loss carryforwards of approximately $216,265,000 at December 31, 2019. These net operating loss carryforwards expire as follows (in thousands):

Tax Years	Federal	State
2020–2024	$—	$—
2025–2029	13,781	28,993
2030–2034	101,576	35,238
2035 and after	41,942	152,034
Non-expiring NOLs	71,538	—
Total NOLs	$228,837	$216,265

Certain of these net operating losses are not immediately available, but become available to be utilized in each of the years ended December 31, as follows (in thousands):

Year	Federal	State
2020	$146,738	$169,539
2021	6,308	5,318
2022	6,308	5,318
2023	6,308	5,318
2024	6,308	5,135

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

A valuation allowance was established in the amount of $84,065,000 and $40,588,000 as of December 31, 2019 and 2018, respectively, based on the Company’s assessment of the future realizability of certain deferred tax assets. The valuation allowance on deferred tax assets is related to future deductible temporary differences and net operating loss carryforwards for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations.

For the year ended December 31, 2019, the Company recorded an increase in valuation allowance of $43,477,000. Of this increase, $22,641,000 was primarily the offsetting impact of an increase in deferred tax assets associated with additional net operating losses in 2019. The remaining increase of $20,836,000 relates to a deferred asset related to previously disallowed depreciation discussed above. For the year ended December 31, 2018, the Company recorded an increase in the valuation allowance of $15,949,000. This increase was primarily the offsetting impact of an increase in deferred tax assets associated with additional net operating losses in 2018.

At December 31, 2018, the Company accrued $235,000 in tax uncertainties related to a refund claim. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2019.

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

Amounts recorded where accounting was complete principally related to the reduction in the U.S. corporate income tax rate to 21%. This resulted in the Company reporting an income tax benefit of $321,000 as the deferred tax liabilities associated with indefinite lived intangible assets were remeasured at the new 21% rate. This rate reduction decreased gross deferred assets by approximately $10,170,000 and valuation allowance by $10,545,000. Absent this deferred tax liability, the Company was in a net deferred tax asset position that is offset by a full valuation allowance, resulting in a net tax effect of zero.

For the year ended December 31, 2018, provisions of Internal Revenue Code Section 163(j), as amended by the TCJA, became effective which now limits the deductibility of interest expense to 30% of adjusted taxable income. The Company recorded a related deferred asset of $8,242,000 and $3,769,000 at December 31, 2019 and 2018, respectively, which has been fully offset by a valuation allowance.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to income tax in the United States federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years
Federal	2016 – 2018
Arizona	2015 – 2018
California	2015 – 2018
Colorado	2014 – 2018
Idaho	2016 – 2018
Illinois	2016 – 2018
Indiana	2016 – 2018
Iowa	2016 – 2018
Kansas	2016 – 2018
Minnesota	2016 – 2018
Missouri	2016 – 2018
Nebraska	2016 – 2018
Oklahoma	2016 – 2018
Oregon	2016 – 2018
Texas	2015 – 2018

However, because the Company had net operating losses and credits carried forward in several of the jurisdictions, including the United States federal and California jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

12.	PREFERRED STOCK.

The Company has 6,734,835 undesignated shares of authorized and unissued preferred stock, which may be designated and issued in the future on the authority of the Company’s Board of Directors. As of December 31, 2019, the Company had the following designated preferred stock:

Series A Preferred Stock – The Company has authorized 1,684,375 shares of Series A Cumulative Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), with none outstanding at December 31, 2019 and 2018. Shares of Series A Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

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

Series B Preferred Stock – The Company has authorized 1,580,790 shares of Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), with 926,942 shares outstanding at December 31, 2019 and 2018. Shares of Series B Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On or about December 19, 2019, the Company and the holders of its Series B Preferred Stock entered into letter agreements under which the holders agreed that until the earlier of (i) the Company’s repayment of its obligations in respect of its senior secured notes and thereafter until the next scheduled quarterly installment of Series B Preferred Stock dividends, or (ii) the occurrence of a specified event of default under the letter agreement, or (c) two years from the date of the letter agreement (collectively, the “Waiver Period”), the holders waive any rights and remedies against the Company with respect to any unpaid dividends. Cumulative dividends on the Series B Preferred Stock will continue to accrue during the Waiver Period and remain owing to the holders of the Series B Preferred Stock.

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

The Company accrued and paid in cash preferred stock dividends of $946,000 and $1,265,000 for the years ended December 31, 2019 and 2018, respectively. The Company accrued but did not pay in cash preferred stock dividends of $319,000 for the year ended December 31, 2019.

13.	COMMON STOCK AND WARRANTS.

The following table summarizes warrant activity for the years ended December 31, 2019 and 2018 (number of shares in thousands):

	Number of Shares	Price per Share	Weighted Average Exercise Price
Balance at December 31, 2017	4	$735.00	$735.00
Warrants expired	(4)	$735.00	$735.00
Balance at December 31, 2018	—	$—	$—
Warrants issued	5,500	$1.00	$1.00
Balance at December 31, 2019	5,500	$1.00	$1.00

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants issued to Senior Noteholders – On December 22, 2019, in connection with an extension of the Company’s senior Notes, the Company issued warrants to purchase an aggregate of 5,500,000 shares of the Company’s common stock. The warrants have an exercise price of $1.00 per share and are exercisable commencing June 22, 2020 and expire on December 22, 2021. The Company has determined that the warrants issued in the above transaction did not meet the conditions for classification in stockholders’ equity and as such, the Company has recorded them as a liability at fair value. The Company will revalue them at each reporting period, beginning in the first quarter of 2020. See Note 16 for the Company’s fair value assumptions.

Nonvoting Common Stock – In connection with the Company’s PE Central acquisition, the Company issued nonvoting common shares exercisable at the holders’ election. As of December 31, 2019, an aggregate of 3,539,236 shares of nonvoting common stock had been exchanged for an equal number of shares of the Company’s common stock upon the holders’ request. As of December 31, 2019, 896 shares of nonvoting common stock were outstanding.

At-the-Market Program – In October 2018, the Company has established an “at-the-market” equity distribution program under which it may offer and sell shares of common stock to, or through, sales agents by means of ordinary brokers’ transactions on the NASDAQ, in block transactions, or as otherwise agreed to between the Company and its sales agent at prices deemed appropriate. The Company is under no obligation to offer and sell shares of common stock under the program. For the years ended December 31, 2019 and 2018, the Company issued 3,137,392 and 838,213 shares of common stock through its “at-the-market” equity program that resulted in net proceeds of $3,670,413 and $2,056,966 and fees paid to its sales agent of $65,838 and $36,951, respectively. The net proceeds from these issuances were used to prepay a portion of the Company’s senior secured notes.

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

2016 Stock Incentive Plan – On June 16, 2016, the Company’s shareholders approved the 2016 Stock Incentive Plan, which authorizes the issuance of ISOs, NQOs, restricted stock, restricted stock units, stock appreciation rights, direct stock issuances and other stock-based awards to the Company’s officers, directors or key employees or to consultants that do business with the Company initially for up to an aggregate of 1,150,000 shares of common stock. On June 14, 2018, the Company’s shareholders approved an increase to the aggregate number of shares authorized under the 2016 Stock Incentive Plan to 3,650,000. On November 7, 2019, the Company’s shareholders approved an increase to the aggregate number of shares authorized under the 2016 Stock Incentive Plan to 5,650,000.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options – Summaries of the status of Company’s stock option plans as of December 31, 2019 and 2018 and of changes in options outstanding under the Company’s plans during those years are as follows (number of shares in thousands):

	Years Ended December 31,
	2019		2018
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	229	$4.15	230	$4.18
Options cancelled	—	—	(1)	12.90
Outstanding at end of year	229	$4.15	229	$4.15
Options exercisable at end of year	229	$4.15	229	$4.15

Stock options outstanding as of December 31, 2019 were as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.74	219	3.47	$3.74	219	$3.74
$12.90	10	1.59	$12.90	10	$12.90

The options outstanding at December 31, 2019 and 2018 had no intrinsic value.

Restricted Stock – The Company granted to certain employees and directors shares of restricted stock under its 2006 and 2016 Stock Incentive Plans. A summary of unvested restricted stock activity is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2018	1,635	$3.49
Issued	1,434	$1.01
Vested	(669)	$3.96
Canceled	(199)	$2.31
Unvested at December 31, 2019	2,201	$1.84

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the common stock at vesting aggregated $599,000 and $1,629,000for the years ended December 31, 2019 and 2018, respectively. Stock-based compensation expense related to employee and non-employee restricted stock and option grants recognized in selling, general and administrative expenses, were as follows (in thousands):

	Years Ended December 31,
	2019	2018
Employees	$2,422	$2,905
Non-employees	387	533
Total stock-based compensation expense	$2,809	$3,438

Employee grants typically have a three year vesting schedule, while the non-employee grants have a one year vesting schedule. At December 31, 2019, the total compensation expense related to unvested awards which had not been recognized was $2,042,000 and the associated weighted-average period over which the compensation expense attributable to those unvested awards will be recognized was approximately 0.78 years.

15.	COMMITMENTS AND CONTINGENCIES.

Commitments – The following is a description of significant commitments at December 31, 2019:

Sales Commitments – The Company had open ethanol indexed-price contracts for 204,563,000 gallons of ethanol as of December 31, 2019 and open fixed-price ethanol sales contracts totaling $104,014,000 as of December 31, 2019. The Company had open fixed-price co-product sales contracts totaling $30,116,000 as of December 31, 2019 and open indexed-price co-product sales contracts for 238,000 tons as of December 31, 2019. These sales contracts are scheduled to be completed throughout 2020.

Purchase Commitments – At December 31, 2019, the Company had indexed-price purchase contracts to purchase 6,317,000 gallons of ethanol and fixed-price purchase contracts to purchase $3,893,000 of ethanol from its suppliers. The Company had fixed-price purchase contracts to purchase $21,861,000 of corn from its suppliers. These purchase commitments are scheduled to be satisfied throughout 2020.

Assessment Financing – In September 2016, the Company signed an agreement to finance and construct a 5 megawatt solar project at its Madera facility. The amount financed is for up to $10.0 million, to be amortized over twenty years as part of the facility’s property tax assessments. As of December 31, 2019 and 2018, the Company had outstanding $9,342,000, in the accompanying consolidated balance sheets attributable to this financing. The Company expects to pay approximately $0.9 million per year in connection with its property tax payments, which includes an interest component based upon a 5.6% interest rate on the outstanding balance of the assessment.

Contingencies – The following is a description of significant contingencies at December 31, 2019:

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

Warrants – The Company’s warrants issued December 22, 2019, were valued using the Black-Scholes Valuation Model. Significant assumptions used and related fair value for the warrants as of December 31, 2019 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Warrants Outstanding	Fair Value
12/22/19	$1.00	76.0%	1.66%	3.00	5,500,000	$977,000

The fair values of the warrants are based on unobservable inputs and are designated as Level 3 inputs.

Long-Lived Assets Held-for-Sale – The Company recorded its long-lived assets associated with Pacific Aurora at fair value at December 31, 2019 of $70,400,000. The fair values of these assets are based on observable values for the assets through corroboration with market data and are designated as Level 3 inputs.

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2019 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$2,438	$2,438	$—	$—
Long-lived assets held-for-sale	70,400			70,400
Defined benefit plan assets(1) (pooled separate accounts):
Large U.S. Equity(2)	4,654	—	4,654	—	30%
Small/Mid U.S. Equity(3)	2,348	—	2,348	—	15%
International Equity(4)	2,596	—	2,596	—	17%
Fixed Income(5)	6,056	—	6,056	—	38%
	$88,492	$2,438	$15,654	$70,400

Liabilities:
Derivative financial instruments	$(1,860)	$(1,860)	$—	$—
Warrants	(977)	—	—	(977)
	$(2,837)	$(1,860)	$—	$(977)

The following table summarizes recurring fair value measurements by level at December 31, 2018 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$1,765	$1,765	$—	$—
Defined benefit plan assets(1) (pooled separate accounts):
Large U.S. Equity(2)	3,621	—	3,621	—	27%
Small/Mid U.S. Equity(3)	1,844	—	1,844	—	14%
International Equity(4)	2,106	—	2,106	—	16%
Fixed Income(5)	5,686	—	5,686	—	43%
	$15,022	$1,765	$13,257	$—
Liabilities:
Derivative financial instruments	$(6,309)	$(6,309)	$—	$—

(1)	See Note 10 for accounting discussion.
(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	PARENT COMPANY FINANCIALS.

Restricted Net Assets – At December 31, 2019, the Company had approximately $180,900,000 of net assets at its subsidiaries that were not available to be transferred to Pacific Ethanol in the form of dividends, distributions, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

Parent company financial statements for the periods covered in this report are set forth below.

	December 31,
ASSETS	2019	2018
Current Assets:
Cash and cash equivalents	$4,985	$6,759
Receivables from subsidiaries	13,057	17,156
Other current assets	2,349	1,659
Total current assets	20,391	25,574

Property and equipment, net	269	522

Other Assets:
Investments in subsidiaries	218,464	286,666
Right of use lease assets	3,253	—
Pacific Ethanol West plant receivable	55,750	58,766
Other assets	1,452	1,437
Total other assets	278,919	346,869
Total Assets	$299,579	$372,965

Current Liabilities:
Accounts payable and accrued liabilities	$5,907	$2,469
Accrued PE Op Co. purchase	3,829	3,829
Current portion of long-term debt	10,000	66,255
Other current liabilities	659	385
Total current liabilities	20,395	72,938

Long-term debt, net	56,110	—
Deferred tax liabilities	253	251
Other liabilities	3,041	9
Total Liabilities	79,799	73,198
Stockholders’ Equity:
Preferred stock	1	1
Common and non-voting common stock	56	46
Additional paid-in capital	942,307	932,179
Accumulated other comprehensive loss	(2,370)	(2,459)
Accumulated deficit	(720,214)	(630,000)
Total Pacific Ethanol, Inc. stockholders’ equity	219,780	299,767
Total Liabilities and Stockholders’ Equity	$299,579	$372,965

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2019	2018
Management fees from subsidiaries	$12,682	$12,408
Selling, general and administrative expenses	16,007	16,795
Loss from operations	(3,325)	(4,387)
Loss on debt extinguishment	(6,517)	—
Interest income	4,600	4,703
Interest expense	(9,637)	(8,678)
Other expense, net	(86)	(74)
Loss before provision (benefit) for income taxes	(14,965)	(8,436)
Benefit for income taxes	20	562
Loss before equity in earnings of subsidiaries	(14,945)	(7,874)
Equity in losses of subsidiaries	(74,004)	(52,399)
Consolidated net loss	$(88,949)	$(60,273)

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended December 31,
	2019	2018
Operating Activities:
Net loss	$(88,949)	$(60,273)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Equity in losses of subsidiaries	74,004	52,399
Dividends from subsidiaries	—	25,000
Depreciation	267	567
Loss on debt extinguishment	6,517	—
Deferred income taxes	—	27
Amortization of debt discounts	689	720
Changes in operating assets and liabilities:
Accounts receivables	—	(9,018)
Other assets	3,277	100
Accounts payable and accrued expenses	2,673	740
Accounts receivable with subsidiaries	2,115	—
Accounts payable with subsidiaries	(49)	2,409
Net cash provided by (used in) operating activities	$544	$12,671
Investing Activities:
Additions to property and equipment	$(14)	$(18)
Investments in subsidiaries	—	(10,000)
Net cash used in investing activities	$(14)	$(10,018)
Financing Activities:
Proceeds from issuance of common stock	$3,670	$2,057
Debt issuances costs	(1,280)	—
Payments on senior notes	(3,748)	(2,000)
Preferred stock dividend payments	(946)	(1,265)
Net cash provided by (used in) financing activities	$(2,304)	$(1,208)
Net increase (decrease) in cash and cash equivalents	(1,774)	1,445
Cash and cash equivalents at beginning of period	6,759	5,314
Cash and cash equivalents at end of period	$4,985	$6,759

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	QUARTERLY FINANCIAL DATA (UNAUDITED).

The Company’s quarterly results of operations for the years ended December 31, 2019 and 2018 are as follows (in thousands).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2019:
Net sales	$355,803	$346,301	$365,160	$357,617
Gross profit (loss)	$(2,289)	$3,971	$(14,816)	$3,196
Loss from operations	$(10,524)	$(2,737)	$(23,503)	$(37,919)
Net loss attributed to Pacific Ethanol, Inc.	$(12,890)	$(7,646)	$(27,326)	$(41,087)
Preferred stock dividends	$(312)	$(315)	$(319)	$(319)
Net loss available to common stockholders	$(13,202)	$(7,961)	$(27,645)	$(41,406)

Basic and diluted loss per common share	$(0.29)	$(0.17)	$(0.58)	$(0.85)

December 31, 2018:
Net sales	$400,027	$410,522	$370,407	$334,415
Gross profit (loss)	$3,362	$(1,273)	$3,768	$(21,021)
Loss from operations	$(5,953)	$(10,171)	$(5,202)	$(30,211)
Net loss attributed to Pacific Ethanol, Inc.	$(7,841)	$(12,908)	$(7,514)	$(32,010)
Preferred stock dividends	$(312)	$(315)	$(319)	$(319)
Net loss available to common stockholders	$(8,153)	$(13,223)	$(7,833)	$(32,329)

Basic and diluted loss per common share	$(0.19)	$(0.31)	$(0.18)	$(0.74)

19.	SUBSEQUENT EVENT.

In the first quarter of 2020, last year’s novel strain of coronavirus (COVID-19), has resulted in businesses suspending or substantially curtailing global operations and travel, quarantines, and an overall substantial slowdown of economic activity. Transportation fuels in particular, including ethanol, have experienced significant price declines and reduced demand. A further downturn in global economic growth, or recessionary conditions in major geographic regions, will lead to reduced demand for ethanol and negatively affect the market prices of our products, further materially and adversely affecting our business, results of operations and liquidity. In response to this, the Company has reduced production at its facilities by more than 60%.

INDEX TO EXHIBITS

		Where located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated June 26, 2017 among Pacific Ethanol Central, LLC, ICP Merger Sub, LLC, Illinois Corn Processing, LLC, Illinois Corn Processing Holdings Inc. and MGPI Processing, Inc.	8-K	000-21467	2.1	06/27/2017

3.1	Certificate of Incorporation	10-Q	000-21467	3.1	11/06/2015

3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock	10-Q	000-21467	3.2	11/06/2015

3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock	10-Q	000-21467	3.3	11/06/2015

3.4	Certificate of Amendment to Certificate of Incorporation dated June 3, 2010	10-Q	000-21467	3.4	11/06/2015

3.5	Certificate of Amendment to Certificate of Incorporation effective June 8, 2011	10-Q	000-21467	3.5	11/06/2015

3.6	Certificate of Amendment to Certificate of Incorporation effective May 14, 2013	10-Q	000-21467	3.6	11/06/2015

3.7	Certificate of Amendment to Certificate of Incorporation effective July 1, 2015	10-Q	000-21467	3.7	11/06/2015

3.8	Amended and Restated Bylaws	10-Q	000-21467	3.1	11/12/2014

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

10.1	2006 Stock Incentive Plan, as amended#	S-8	333-196876	4.1	06/18/2014

10.2	Form of Employee Restricted Stock Agreement under 2006 Stock Incentive Plan#	8-K	000-21467	10.2	10/10/2006

10.3	Form of Non-Employee Director Restricted Stock Agreement under 2006 Stock Incentive Plan#	8-K	000-21467	10.3	10/10/2006

10.4	2016 Stock Incentive Plan, as amended#	S-8	333-234613	4.11	11/08/2019

10.5	Form of Employee Restricted Stock Agreement under 2016 Stock Incentive Plan#	10-K	000-21467	10.5	03/15/2018

10.6	Form of Non-Employee Director Restricted Stock Agreement under 2016 Stock Incentive Plan#	10-K	000-21467	10.6	03/15/2018

		Where located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.7	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Neil M. Koehler#	10-K	000-21467	10.7	03/15/2017

10.8	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Christopher W. Wright#	10-K	000-21467	10.8	03/15/2017

10.9	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Bryon T. McGregor#	10-K	000-21467	10.9	03/15/2017

10.10	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Michael D. Kandris#	10-K	000-21467	10.10	03/15/2017

10.11	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Paul P. Kohler#	10-K	000-21467	10.11	03/15/2017

10.12	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and James R. Sneed#	10-K	000-21467	10.12	03/15/2017

10.13	Pacific Ethanol, Inc. 2019 Short-Term Incentive Plan Description#	10-Q	000-21467	10.8	05/03/2019

10.14	Form of Indemnity Agreement between the Registrant and each of its Executive Officers and Directors#	10-K	000-21467	10.46	03/31/2010

10.15	Pacific Ethanol, Inc. Policy for Recoupment of Incentive Compensation dated March 29, 2018#	10-K	000-21467	10.17	03/18/2019

10.16	Form of Clawback Policy Acknowledgement and Agreement#	10-K	000-21467	10.18	03/18/2019

10.17	Registration Rights Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.4	03/27/2008

10.18	Letter Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.5	03/27/2008

10.19	Letter Agreement dated May 22, 2008 among the Registrant, Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler#	8-K	000-21467	10.3	05/23/2008

		Where located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.20	Senior Secured Note Amendment Agreement dated as of December 22, 2019 among the Registrant and the noteholders named therein	8-K	000-21467	10.1	12/26/2019

10.21	Form of Amended and Restated Senior Secured Note for an aggregate principal amount of $65,649,177.91 issued on December 22, 2019 pursuant to the Senior Secured Note Amendment Agreement dated December 22, 2019 among the Registrant and the noteholders named therein	8-K	000-21467	10.2	12/26/2019

10.22	Note Amendment dated as of March 20, 2020 by and among Pacific Ethanol, Inc. and the noteholders named therein	8-K	000-21467	10.3	03/26/2020

10.23	Form of Warrant to Purchase Common Stock for an aggregate of up to 5,500,000 shares issued on December 22, 2019 pursuant to the Senior Secured Note Amendment Agreement dated December 22, 2019 among the Registrant and the noteholders named therein	8-K	000-21467	10.3	12/26/2019

10.24	Registration Rights Agreement dated as of December 22, 2019 among the Registrant and the holders named therein	8-K	000.21467	10.4	12/26/2019

10.25	Security Agreement dated December 15, 2016 among Pacific Ethanol, Inc., Cortland Capital Market Services LLC and the holders of Pacific Ethanol, Inc.’s Senior Secured Notes	8-K	000-21467	10.4	12/20/2016

10.26	First Amendment to Security Agreement dated June 30, 2017 among Pacific Ethanol, Inc., Cortland Capital Market Services LLC and the holders of Pacific Ethanol, Inc.’s Senior Secured Notes	8-K	000-21467	10.5	07/05/2017

10.27	Second Amendment to Security Agreement dated as of December 22, 2019 among the Registrant, the holders named therein and Cortland Capital Market Services LLC	8-K	000-21467	10.5	12/26/2019

10.28	Third Amendment to Security Agreement effective as of March 20, 2020 by and among Pacific Ethanol, Inc., each of the holders and new holders named therein, Cortland Products Corp. as successor agent and Cortland Capital Market Services LLC as existing collateral agent	8-K	000-21467	10.10	03/26/2020

		Where located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.29	Credit Agreement dated December 15, 2016 among Pacific Ethanol Pekin, Inc., 1st Farm Credit Services, PCA and CoBank, ACB	8-K	000-21467	10.5	12/20/2016

10.30	Amendment No. 1 to Credit Agreement dated March 1, 2017 among Pacific Ethanol Pekin, LLC, 1st Farm Credit Services, PCA and CoBank, ACB	10-K	000-21467	10.31	03/15/2018

10.31	Amendment No. 2 to Credit Agreement dated August 7, 2017 among Pacific Ethanol Pekin, LLC, 1st Farm Credit Services, PCA and CoBank, ACB	8-K	000-21467	10.1	08/11/2017

10.32	Amendment No. 3 to Credit Agreement dated March 30, 2018 among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA, as successor by merger to 1st Farm Credit Services, PCA, and CoBank, ACB	8-K	000-21467	10.1	04/05/2018

10.33	Amendment No. 4 to Credit Agreement dated March 20, 2019 among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA, as successor by merger to 1st Farm Credit Services, PCA, and CoBank, ACB	10-Q	000-21467	10.1	05/03/2019

10.34	Amendment No. 5 to Credit Agreement dated July 15, 2019 among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA, as successor by merger to 1st Farm Credit Services, PCA, and CoBank, ACB	8-K	000-21467	10.1	07/19/2019

10.35	Amendment No. 6 to Credit Agreement dated November 15, 2019 by and among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA and CoBank, ACB	8-K	000-21467	10.1	11/19/2019

10.36	First Amendment to Amendment No. 6 to Credit Agreement and Other Loan Documents dated as of December 15, 2019 by and among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA, and CoBank, ACB	8-K	000-21467	10.1	12/26/2019

10.37	Amendment No. 7 to Credit Agreement and Waiver dated December 20, 2019 among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA and CoBank, ACB	S-1	333-235990	10.50	01/21/2020

10.38	Amendment No. 8 to Credit Agreement dated as of March 20, 2020 by and among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA and CoBank, ACB	8-K	000-21467	10.2	03/26/2020

		Where located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.39	Third Amended and Restated Revolving Term Note dated December 20, 2019 by Pacific Ethanol Pekin, LLC in favor of Compeer Financial, PCA	S-1	333-235990	10.64	01/21/2020

10.40	Fourth Amended and Restated Term Note dated December 20, 2019 by Pacific Ethanol Pekin, LLC in favor of Compeer Financial, PCA	S-1	333-235990	10.65	01/21/2020

10.41	Security Agreement dated December 15, 2016 between Pacific Ethanol Pekin, Inc. and CoBank, ACB	8-K	000-21467	10.6	12/20/2016

10.42	Amendment to Security Agreement dated December 20, 2019 by and between Pacific Ethanol Pekin, LLC and CoBank, ACB for the benefit of Compeer Financial, PCA	S-1	333-235990	10.53	01/21/2020

10.43	Amendment to Illinois Future Advance Real Estate Mortgage dated December 20, 2019 by and between Pacific Ethanol Pekin, LLC and Compeer Financial, PCA	S-1	333-235990	10.61	01/21/2020

10.44	Guaranty and Contribution Agreement by Pacific Ethanol Pekin, LLC dated March 20, 2019 in favor of Compeer Financial, PCA and CoBank, ACB	10-Q	000-21467	10.5	05/03/2019

10.45	Guaranty by Pacific Ethanol Pekin, LLC dated December 20, 2019 in favor of Compeer Financial, PCA and CoBank, ACB	S-1	333-235990	10.56	01/21/2020

10.46	Amended and Restated Guaranty and Contribution Agreement dated December 20, 2019 by Pacific Ethanol Central, LLC for the benefit of Compeer Financial, PCA and CoBank, ACB	S-1	333-235990	10.55	01/21/2020

10.47	Pledge Agreement dated December 20, 2019 by and among Pacific Ethanol Central, LLC, Pacific Ethanol Pekin, LLC and CoBank, ACB	S-1	333-235990	10.57	01/21/2020

10.48	Security Agreement dated March 20, 2019 by and among Pacific Ethanol Pekin, LLC, Compeer Financial PCA and CoBank ACB	10-Q	000-21467	10.4	05/03/2019

10.49	First Amendment to Security Agreement dated December 20, 2019 by and between Pacific Ethanol Central, LLC and CoBank, ACB for the benefit of Compeer Financial, PCA	S-1	333-235990	10.52	01/21/2020

		Where located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.50	Working Capital Maintenance Agreement dated December 15, 2016 between Pacific Ethanol, Inc. and CoBank, ACB	8-K	000-21467	10.9	12/20/2016

10.51	Pledge Agreement dated March 20, 2019 by and among Pacific Ethanol Central, LLC, Pacific Aurora, LLC and CoBank, ACB	10-Q	000-21467	10.6	05/03/2019

10.52	First Amendment to Pledge Agreement dated December 20, 2019 by and among Pacific Ethanol Central, LLC, Pacific Aurora, LLC and CoBank, ACB	S-1	333-235990	10.59	01/21/2020

10.53	Security Agreement dated March 20, 2020 by and between Pacific Ethanol Central, LLC and Cortland Products Corp.	8-K	000-21467	10.5	03/26/2020

10.54	Pledge Agreement dated March 20, 2020 by and among Pacific Ethanol Central, LLC, Illinois Corn Processing, LLC and Cortland Products Corp.	8-K	000-21467	10.6	03/26/2020

10.55	Pledge Agreement dated March 20, 2020 by and among Pacific Ethanol Central, LLC, Pacific Ethanol Pekin, LLC and Cortland Products Corp.	8-K	000-21467	10.7	03/26/2020

10.56	Pledge Agreement dated March 20, 2020 by and among Pacific Ethanol Central, LLC, Pacific Aurora, LLC and Cortland Products Corp.	8-K	000-21467	10.8	03/26/2020

10.57	Security Agreement dated March 20, 2020 by and among Pacific Ethanol West, LLC, PE Op Co. and Cortland Products Corp.	8-K	000-21467	10.9	03/26/2020

10.58	Second Amended and Restated Credit Agreement dated August 2, 2017 among Kinergy Marketing LLC, Pacific Ag. Products, LLC, Wells Fargo Bank, National Association, and the parties thereto from time to time as lenders	8-K	000-21467	10.1	08/08/2017

10.59	Amendment No. 1 to Second Amended and Restated Credit Agreement dated March 27, 2019 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Bank, National Association	10-Q	000-21467	10.7	05/03/2019

		Where located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.60	Amendment No. 2 to Second Amended and Restated Credit Agreement dated July 31, 2019 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC, the parties thereto from time to time as lenders and Wells Fargo Bank, National Association	8-K	000-21467	10.1	08/06/2019

10.61	Amendment No. 3 to Second Amended and Restated Credit Agreement dated November 19, 2019 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC, the parties thereto from time to time as lenders and Wells Fargo Bank, National Association					X

10.62	Second Amended and Restated Guarantee dated August 2, 2017 by Pacific Ethanol, Inc. in favor of Wells Fargo Bank, National Association, for and on behalf of the lenders	8-K	000-21467	10.2	08/08/2017

10.63	Credit Agreement dated September 15, 2017 between Illinois Corn Processing, LLC, Compeer Financial, PCA and CoBank, ACB	8-K	000-21467	10.1	09/21/2017

10.64	Amendment No. 1 to Credit Agreement and Waiver dated December 20, 2019 among Illinois Corn Processing, LLC, Compeer Financial, PCA and CoBank, ACB	S-1	333-235990	10.49	01/21/2020

10.65	Amendment No. 1 to Credit Agreement dated as of March 20, 2020 by and among Illinois Corn Processing, LLC, Compeer Financial, PCA and CoBank, ACB	8-K	000-21467	10.1	03/26/2020

10.66	Amended and Restated Term Note dated December 20, 2019 by Illinois Corn Processing, LLC in favor of Compeer Financial, PCA	S-1	333-235990	10.62	01/21/2020

10.67	Amended and Restated Revolving Term Note dated December 20, 2019 by Illinois Corn Processing, LLC in favor of Compeer Financial, PCA	S-1	333-235990	10.63	01/21/2020

10.68	Illinois Future Advance Real Estate Mortgage dated September 15, 2017 by Illinois Corn Processing, LLC in favor of CoBank, ACB	8-K	000-21467	10.4	09/21/2017

		Where located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.69	Amendment to Illinois Future Advance Real Estate Mortgage dated December 20, 2019 by and between Illinois Corn Processing, LLC and Compeer Financial, PCA	S-1	333-235990	10.60	01/21/2020

10.70	Security Agreement dated September 15, 2017 by Illinois Corn Processing, LLC in favor of CoBank, ACB	8-K	000-21467	10.5	09/21/2017

10.71	First Amendment to Security Agreement dated December 20, 2019 by and between Illinois Corn Processing, LLC and CoBank, ACB for the benefit of Compeer Financial, PCA	S-1	333-235990	10.51	01/21/2020

10.72	Guaranty by Illinois Corn Processing, LLC dated December 20, 2019 in favor of Compeer Financial, PCA and CoBank, ACB	S-1	333-235990	10.54	01/21/2020

10.73	Pledge Agreement dated December 20, 2019 by and among Pacific Ethanol Central, LLC, Illinois Corn Processing, LLC and CoBank, ACB	S-1	333-235990	10.58	01/21/2020

10.74	Security Agreement dated March 20, 2020 by Illinois Corn Processing, LLC in favor of Cortland Products Corp.	8-K	000-21467	10.4	03/26/2020

10.75	Security Agreement effective as of March 20, 2020 by and between Pacific Ethanol, Inc. and CoBank, ACB	8-K	000-21467	10.11	03/26/2020

10.76	Intercreditor Agreement dated as of March 20, 2020 by and among Cortland Products Corp., CoBank, ACB, Pacific Ethanol, Inc. and the grantors named therein	8-K	000-21467	10.12	03/26/2020

10.77	Intercreditor Agreement dated as of March 20, 2020 between the Pekin Lenders and the ICP Lenders named therein	8-K	000-21467	10.13	03/26/2020

10.78	At Market Issuance Sales Agreement dated as of September 19, 2019, by and between the Company and H.C. Wainwright & Co., LLC	8-K	000-21467	10.1	09/19/2019

21.1	Subsidiaries of the Registrant	10-K	000-21467	21.1	03/15/2018

23.1	Consent of Independent Registered Public Accounting Firm					X

Where located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2020.

PACIFIC ETHANOL, INC.

/s/ NEIL M. KOEHLER
Neil M. Koehler President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM L. JONES
William L. Jones	Chairman of the Board and Director	March 30, 2020

/s/ NEIL M. KOEHLER
Neil M. Koehler	President, Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2020

/s/ BRYON T. MCGREGOR
Bryon T. McGregor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2020

/s/ MICHAEL D. KANDRIS
Michael D. Kandris	Chief Operating Officer and Director	March 30, 2020

/s/ TERRY L. STONE
Terry L. Stone	Director	March 30, 2020

/s/ JOHN L. PRINCE
John L. Prince	Director	March 30, 2020

/s/ DOUGLAS L. KIETA
Douglas L. Kieta	Director	March 30, 2020

/s/ GILBERT E. NATHAN
Gilbert E. Nathan	Director	March 30, 2020

/s/ DIANNE S. NURY
Dianne S. Nury	Director	March 30, 2020