Form 10-K/A
period 2019-12-31
Pacific Ethanol, Inc.
filed 2020-04-29
CIK 778164

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

As of April 28, 2020, there were 55,495,930 shares of the registrant’s common stock, $0.001 par value per share, and 896 shares of the registrant’s non-voting common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment No. 1”) on Form 10-K/A amends the Annual Report on Form 10-K of Pacific Ethanol, Inc. (the “Company”, “we,” “us,” or “our”) for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020 (the “Original Report”).

The purpose of this Amendment No. 1 is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2020 Annual Meeting of Stockholders. This Amendment No. 1 hereby amends Part III, Items 10 through 14, and Part IV, Items 15 and 16 of the Original Report.

The reference on the cover page of the Original Report to the incorporation by reference of the registrant’s Definitive Proxy Statement into Part III of the Original Report is hereby amended to delete that reference.

Except for the additions and modifications described above, the Company has not modified or updated disclosures presented in the Original Report in this Amendment No. 1.

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth certain information regarding our directors as of April 28, 2020:

Name	Age	Position(s) Held
William L. Jones(1)	70	Chairman of the Board and Director
Neil M. Koehler	62	Chief Executive Officer, President and Director
Michael D. Kandris	72	Chief Operating Officer and Director
Terry L. Stone(2)	70	Director
John L. Prince(3)	77	Director
Douglas L. Kieta(4)	77	Director
Gilbert E. Nathan(1)	40	Director
Dianne S. Nury(5)	60	Director

(1)	Member of the Audit and Nominating and Corporate Governance Committees.

(2)	Member of the Audit and Compensation Committees.

(3)	Member of the Audit, Compensation and Nominating and Corporate Governance Committees.

(4)	Member of the Compensation and Nominating and Corporate Governance Committees.

(5)	Member of the Compensation Committee.

Experience and Background

The biographies below describe the skills, qualities, attributes and business experience of each of our directors, including the capacities in which they served during the past five years:

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

Michael D. Kandris has served as a director since June 2008 and as our Chief Operating Officer since January 6, 2013. Mr. Kandris served as an independent contractor with supervisory responsibility for ethanol plant operations, under the direction of our Chief Executive Officer, from January 1, 2012 to January 5, 2013. Mr. Kandris was President of the Western Division of Ruan Transportation Management Systems from November 2008 until his retirement in September 2009. From January 2000 to November 2008, Mr. Kandris served as President and Chief Operating Officer of Ruan Transportation Management Systems, where he had overall responsibility for all operations, finance and administrative functions. Mr. Kandris has 30 years of experience in all modes of transportation and logistics. Mr. Kandris served on the Executive Committee of the American Trucking Association and as a board member for the National Tank Truck Organization until his retirement from Ruan Transportation Management Systems in September 2009. Mr. Kandris has a B.S. degree in Business from California State University, Hayward.

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

Gilbert E. Nathan has served as a director since November 2019 and, prior to formally joining our Board as a director, served as an advisor to our Board since November 2015. Mr. Nathan is the Managing Member of Jackson Square Advisors LLC, which he founded in 2015. He serves on the Board of Directors of Ready Capital Corporation, a public company, and also serves as the Chief Executive Officer of Keycon Power Holdings LLC, a position he has held since November 2018, and as a liquidating trust board member of Hercules Offshore Liquidating Trust. He previously served on the boards of directors of Owens Realty Mortgage, Inc. and Emergent Capital, Inc. From 2013 to 2015, Mr. Nathan was a Senior Analyst with Candlewood Investment Group, an investment firm with significant debt and equity investments in the ethanol industry. From 2002 to 2012, Mr. Nathan was a Principal at Restoration Capital Management, an investment firm focused on distressed investments, event driven situations, and high-yield debt. Mr. Nathan has a B.S. degree in Management, Major in Finance from the A. B. Freeman School of Business at Tulane University.

Mr. Nathan’s qualifications to serve on our Board include:

●	experience in research, financial analysis and trading in debt and equity investments;

●	experience in energy-related investments, including oil and gas exploration and production; renewable energy; power; and oil field services;

●	experience in fiduciary roles, including service on boards of directors and special committees of public companies, and as a trustee;

●	would qualify as an “audit committee financial expert,” as defined by the Securities and Exchange Commission; and

●	satisfies the “financial sophistication” requirements of NASDAQ’s listing standards.

Dianne S. Nury has served as a director since November 2019 and, prior to formally joining our Board as a director, served as an advisor to our Board since August 2018. Ms. Nury has served since 1990 as President and Chief Executive Officer of Vie-Del Company, a family-owned winery, distillery and fruit juice processor manufacturing liquid ingredients for spirits, wine, food and beverage companies. Ms. Nury serves on the Board of Directors and is a former Chairman of the Board of the Wine Institute, the largest advocacy and public policy association for California wine. Ms. Nury is a member of the Juice Products Association, the national trade association representing the fruit and juice products industry, and formerly served as Chairman of its Board of Directors. She is a member of the Board of Directors of the Agricultural Foundation for California State University at Fresno, where she serves as the Vice Chairman of the Viticulture and Enology Industry Advisory Board. Ms. Nury previously served on the USDA Fruit and Vegetable Industry Advisory Committee. Ms. Nury is a Board Member of the Foundation for Clovis Schools, Clovis, California, and previously served on the Board of Trustees of the Saint Agnes Medical Center, Fresno, California. Ms. Nury has a B.S. degree in Business from California State University at Fresno.

Ms. Nury’s qualifications to serve on our Board include:

●	experience in an executive management role as a chief executive officer;

●	experience in alcohol, beverage and food ingredient industries;

●	experience on boards of alcohol and food products industry associations; and

●	her membership on our Board furthers the Company’s goal of increasing Board diversity.

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

Our Board has adopted a Code of Ethics that applies to all of our directors, officers, employees and consultants and an additional Code of Ethics that applies to our Chief Executive Officer and senior financial officers. The Codes of Ethics, as applied to our principal executive officer, principal financial officer and principal accounting officer constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and is our “code of conduct” within the meaning of NASDAQ’s listing standards. Our Codes of Ethics are available on our website at http://www.pacificethanol.com/governance. Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

Audit Committee

Our Audit Committee’s general functions include monitoring the integrity of our financial reporting process; overseeing processes for monitoring auditor independence; overseeing the implementation of new accounting standards; overseeing and participating in the resolution of internal control issues, when and if identified; communicating with our independent auditors on matters related to the conduct of audits; and reviewing and understanding non-GAAP measures, and related company policies and disclosure controls. Moreover, our Audit Committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors, reviews our financial statements for each interim period and for the full year and implements and manages our enterprise risk management program. The Audit Committee also has the authority to retain consultants, and other advisors. Messrs. Stone, Jones and Prince served on our Audit Committee for all of 2019. Mr. Nathan was appointed as a member of our Audit Committee on January 23, 2020. Our Board has determined that each member of the Audit Committee is “independent” under the current NASDAQ listing standards and satisfies the other requirements under NASDAQ listing standards and Securities and Exchange Commission rules regarding audit committee membership. Our Board has determined that Mr. Stone qualifies as an “audit committee financial expert” under applicable Securities and Exchange Commission rules and regulations governing the composition of the Audit Committee, and satisfies the “financial sophistication” requirements of NASDAQ’s listing standards. During 2019, our Audit Committee held five meetings.

Executive Officers

The following table sets forth certain information regarding our executive officers as of April 28, 2020:

Name	Age	Position(s) Held
Neil M. Koehler	62	Chief Executive Officer, President and Director
Michael D. Kandris	72	Chief Operating Officer and Director
Bryon T. McGregor	56	Chief Financial Officer
Christopher W. Wright	67	Vice President, General Counsel and Secretary
Paul P. Koehler	60	Vice President, Commodities and Corporate Development
James R. Sneed	53	Vice President, Supply and Trading

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

Michael D. Kandris has served as a director since June 2008 and as our Chief Operating Officer since January 6, 2013. Mr. Kandris served as an independent contractor with supervisory responsibility for ethanol plant operations, under the direction of our Chief Executive Officer, from January 1, 2012 to January 5, 2013. Mr. Kandris was President of the Western Division of Ruan Transportation Management Systems from November 2008 until his retirement in September 2009. From January 2000 to November 2008, Mr. Kandris served as President and Chief Operating Officer of Ruan Transportation Management Systems, where he had overall responsibility for all operations, finance and administrative functions. Mr. Kandris has 30 years of experience in all modes of transportation and logistics. Mr. Kandris served on the Executive Committee of the American Trucking Association and as a board member for the National Tank Truck Organization until his retirement from Ruan Transportation Management Systems in September 2009. Mr. Kandris has a B.S. degree in Business from California State University, Hayward.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth summary information concerning the compensation of our (i) President and Chief Executive Officer, who serves as our principal executive officer, (ii) Chief Operating Officer, and (iii) Chief Financial Officer, who serves as our principal financial officer (collectively, the “named executive officers”), for all services rendered in all capacities to us for the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	All Other Compensation(2)	Total ($)
Neil M. Koehler	2019	$489,305	$187,040	$18,600	$694,945
President and Chief Executive Officer	2018	$484,955	$427,775	$18,200	$930,930

Michael D. Kandris	2019	$350,745	$64,400	$18,400	$433,545
Chief Operating Officer	2018	$347,601	$146,325	$16,500	$510,426

Bryon T. McGregor	2019	$317,963	$64,400	$18,600	$400,963
Chief Financial Officer	2018	$315,148	$146,325	$18,200	$479,673

(1)	The amounts shown are the fair value of stock awards on the date of grant. The fair value of stock awards is calculated by multiplying the number of shares of stock granted by the closing price of our common stock on the date of grant. The shares of common stock were issued under our 2016 Stock Incentive Plan. Information regarding the grants of restricted stock and vesting schedules for the named executive officers is included in the “Outstanding Equity Awards at Fiscal Year-End−2019” table below, the footnotes to that table, and in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

(2)	Except as specifically noted, the amounts represent matching contributions under our 401(k) plan and contributions to the executive’s health savings account. In addition, except as specifically noted, the value of perquisites and other personal benefits was less than $10,000 in aggregate for each of the named executive officers.

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

Outstanding Equity Awards at Fiscal Year-End – 2019

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2019.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Neil M. Koehler	3,750	(3)	$12.90	8/1/2021	25,186	(5)	$16,371
	113,379	(4)	$3.74	6/24/2023	93,055	(6)	$60,486
					167,000	(7)	$108,550

Michael D. Kandris	31,746	(8)	$3.74	6/24/2023	8,615	(9)	$5,600
					31,831	(10)	$20,690
					57,500	(11)	$37,375

Bryon T. McGregor	1,715	(12)	$12.90	8/1/2021	8,615	(9)	$5,600
	31,746	(8)	$3.74	6/24/2023	31,831	(10)	$20,690
					57,500	(11)	$37,375

(1)	The stock awards reported in the above table represent shares of restricted stock and stock options granted under our 2006 Stock Incentive Plan or 2016 Stock Incentive Plan.

(2)	Represents the fair market value per share of our common stock of $0.65 on December 31, 2019, the last business day of the most recently completed fiscal year, multiplied by the number of shares that had not vested as of that date.

(3)	Represents shares underlying a stock option granted on August 1, 2011. The option vested as to 1/3rd of the 3,750 shares underlying the option on each of April 1, 2012, 2013 and 2014.

(4)	Represents shares underlying a stock option granted on June 24, 2013. The option vested as to 33%, 33% and 34% of the 113,379 shares underlying the option on April 1, 2014, 2015 and 2016, respectively.

(5)	Represents shares granted on March 15, 2017. The grant vested as to 25,186 shares on April 1, 2020.

(6)	Represents shares granted on June 14, 2018. The grant vested as to 45,833 shares on April 1, 2020 and vests as to 47,222 shares on April 1, 2021.

(7)	Represents shares granted on April 22, 2019. The grant vested as to 83,500 shares on April 1, 2020 and vests as to 83,500 shares on April 1, 2021.

(8)	Represents shares underlying a stock option granted on June 24, 2013. The option vested as to 33%, 33% and 34% of the 31,746 shares underlying the option on April 1, 2014, 2015 and 2016, respectively.

(9)	Represents shares granted on March 15, 2017. The grant vested as to 8,615 shares on April 1, 2020.

(10)	Represents shares granted on June 14, 2018. The grant vested as to 15,677 shares on April 1, 2020 and vests as to 16,154 shares on April 1, 2021.

(11)	Represents shares granted on April 22, 2019. The grant vested as to 28,750 shares on April 1, 2020 and vests as to 28,750 shares on April 1, 2021.

(12)	Represents shares underlying a stock option granted on August 1, 2011. The option vested as to 1/3rd of the 1,715 shares underlying the option on each of April 1, 2012, 2013 and 2014.

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

In making compensation decisions for 2019 as to our directors, our Compensation Committee compared our cash and equity compensation payable to directors against market data obtained by Korn Ferry Hay Group in 2015. Our Compensation Committee determined that this data from 2015 remained relevant to its compensation decisions for 2019. The Korn Ferry Hay Group data included a survey of 1,400 companies across 24 industries with revenues between $1 billion and $2.5 billion. For 2019, our Compensation Committee targeted compensation for our directors at approximately the median of compensation paid to directors of the companies contained in the Korn Ferry Hay Group data.

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

In determining the amount of equity compensation for 2019, the Compensation Committee determined a target value of total compensation of approximately the median of compensation paid to directors of the companies comprising the market data provided to us by Korn Ferry Hay Group in 2015. The Compensation Committee then determined the cash component based on this market data. The balance of the total compensation target was then allocated to equity awards, and the number of shares to be granted to our directors was based on the estimated value of the underlying shares on the expected grant date.

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

Compensation of Employee Directors

Messrs. Koehler and Kandris were compensated as full-time employees and officers and therefore received no additional compensation for service as Board members during 2019. Information regarding the compensation awarded to Messrs. Koehler and Kandris is included in “Executive Compensation and Related Information—Summary Compensation Table” below.

Director Compensation Table – 2019

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash ($)(1)		Stock Awards ($)		Total ($)(2)
William L. Jones	$112,500		$25,175	(3)	$137,675
Terry L. Stone	$75,000		$16,783	(4)	$91,783
John L. Prince	$87,000		$16,783	(5)	$103,783
Douglas L. Kieta	$75,000		$16,783	(6)	$91,783
Larry D. Layne	$75,000		$16,783	(7)	$91,783
Gilbert E. Nathan	$50,000	(8)	$16,783	(9)	$66,783
Dianne S. Nury	$50,000	(10)	$16,783	(11)	$66,783

(1)	For a description of annual director fees and fees for chair and lead independent director positions, see the disclosure above under “Compensation of Directors—Cash Compensation.”

(2)	The value of perquisites and other personal benefits was less than $10,000 in aggregate for each director.

(3)	At December 31, 2019, Mr. Jones held 105,869 vested shares from stock awards. Mr. Jones was granted 47,500 shares of our common stock on November 18, 2019 having an aggregate grant date fair value of $25,175, calculated based on the fair market value of our common stock on the applicable grant date. The shares vest on the earlier of July 1, 2020 or the date of our next annual stockholders meeting.

(4)	At December 31, 2019, Mr. Stone held 90,880 vested shares from stock awards. Mr. Stone was granted 31,666 shares of our common stock on November 18, 2019 having an aggregate grant date fair value of $16,783, calculated based on the fair market value of our common stock on the applicable grant date. The shares vest on the earlier of July 1, 2020 or the date of our next annual stockholders meeting.

(5)	At December 31, 2019, Mr. Prince held 73,134 vested shares from stock awards. Mr. Prince was granted 31,666 shares of our common stock on November 18, 2019 having an aggregate grant date fair value of $16,783, calculated based on the fair market value of our common stock on the applicable grant date. The shares vest on the earlier of July 1, 2020 or the date of our next annual stockholders meeting.

(6)	At December 31, 2019, Mr. Kieta held 102,854 vested shares from stock awards. Mr. Kieta was granted 31,666 shares of our common stock on November 18, 2019 having an aggregate grant date fair value of $16,783, calculated based on the fair market value of our common stock on the applicable grant date. The shares vest on the earlier of July 1, 2020 or the date of our next annual stockholders meeting.

(7)	At December 31, 2019, Mr. Layne held 79,517 vested shares from stock awards. Mr. Layne was granted 31,666 shares of our common stock on November 18, 2019 having an aggregate grant date fair value of $16,783, calculated based on the fair market value of our common stock on the applicable grant date. The shares vest on the earlier of July 1, 2020 or the date of our next annual stockholders meeting.

(8)	Includes $42,308 in consulting fees prior to becoming a director.

(9)	At December 31, 2019, Mr. Nathan held no vested shares from stock awards. Mr. Nathan was granted 31,666 shares of our common stock on November 18, 2019 having an aggregate grant date fair value of $16,783, calculated based on the fair market value of our common stock on the applicable grant date. The shares vest on the earlier of July 1, 2020 or the date of our next annual stockholders meeting.

(10)	Includes $42,308 in consulting fees prior to becoming a director.

(11)	At December 31, 2019, Ms. Nury held no vested shares from stock awards. Ms. Nury was granted 31,666 shares of our common stock on November 18, 2019 having an aggregate grant date fair value of $16,783, calculated based on the fair market value of our common stock on the applicable grant date. The shares vest on the earlier of July 1, 2020 or the date of our next annual stockholders meeting.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our voting securities as of April 28, 2020, the date of the table, by:

●	each of our named executive officers;

●	each of our directors;

●	all of our named executive officers and directors as a group; and

●	each person known by us to beneficially own more than 5% of the outstanding shares of any class of our voting capital stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Except as indicated by footnote, percentage of beneficial ownership is based on 55,495,930 shares of common stock and 926,942 shares of Series B Preferred Stock outstanding as of the date of the table.

The table below excludes an aggregate of 896 shares of our Non-Voting Common Stock. Our Non-Voting Common Stock is convertible on a one-for-one basis into shares of our common stock; provided, that our Non-Voting Common Stock may not be converted:

●	to the extent that, after giving effect to the conversion, the holder and its affiliates would beneficially own, in the aggregate, more than 9.99% of our outstanding shares of common stock; and

●	except upon 61-days’ prior written notice of conversion to us, including surrender of the stock certificates representing the Non-Voting Common Stock to be converted.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
William L. Jones	Common	163,951	(2)	*
	Series B Preferred	12,820		1.38%
Neil M. Koehler	Common	1,198,600	(3)	2.15%
	Series B Preferred	256,410		27.66%
Bryon T. McGregor	Common	225,671	(4)	*
Terry L. Stone	Common	122,546		*
John L. Prince	Common	108,800		*
Douglas L. Kieta	Common	134,520		*
Michael D. Kandris	Common	207,969	(5)	*
Gilbert E. Nathan	Common	89,866		*
Dianne S. Nury	Common	31,666		*
Frank P. Greinke	Common	70,312	(6)	*
	Series B Preferred	85,180		9.19%
Lyles United, LLC	Common	426,799	(7)	*
	Series B Preferred	512,820		55.32%
BlackRock, Inc.	Common	4,173,478	(8)	7.52%
Hightower Advisors, LLC	Common	4,073,641	(9)	7.34%
All named executive officers and directors as a group (9 persons)	Common	2,283,589	(10)	4.09%
	Series B Preferred	282,050		30.43%

*	Less than 1.00%

(1)	Messrs. Jones, Koehler, Stone, Prince, Kieta, Kandris and Nathan, and Ms. Nury, are directors of Pacific Ethanol. Messrs. Koehler, McGregor and Kandris are executive officers of Pacific Ethanol. The address of each of these persons is c/o Pacific Ethanol, Inc., 400 Capitol Mall, Suite 2060, Sacramento, California 95814.

(2)	Amount represents 153,369 shares of common stock held by William L. Jones and Maurine Jones, husband and wife, as community property and 10,582 shares of common stock underlying our Series B Preferred Stock held by Mr. Jones.

(3)	Amount represents 869,816 shares of common stock held directly, 211,655 shares of common stock underlying our Series B Preferred Stock and 117,129 shares of common stock underlying options.

(4)	Includes 33,461 shares of common stock underlying options.

(5)	Includes 31,746 shares of common stock underlying options.

(6)	Amount represents shares of common stock underlying our Series B Preferred Stock. The shares are beneficially owned by Frank P. Greinke, as trustee under the Greinke Personal Living Trust Dated April 20, 1999. The address of Frank P. Greinke is P.O. Box 4159, 1800 W. Katella, Suite 400, Orange, California 92863.

(7)	Amount includes 423,311 shares of common stock underlying our Series B Preferred Stock. In addition, The Lyles Foundation holds 3,488 shares of common stock. The address of Lyles United, LLC is P.O. Box 4376, Fresno, California 93744-4376.

(8)	The information with respect to BlackRock, Inc., including the information in this footnote, is based solely on the Schedule 13G filed with the Securities and Exchange Commission on February 10, 2020 by BlackRock, Inc. as the reporting person. BlackRock, Inc. holds sole voting power over 3,915,098 shares, sole dispositive power over 4,173,478 shares and beneficially owns 4,173,478 shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(9)	The information with respect to Hightower Advisors, LLC, including the information in this footnote, is based solely on the Schedule 13G filed with the SEC on July 18, 2019 by Hightower Advisors, LLC as the reporting person. Hightower Advisors, LLC holds sole voting and dispositive power over, and beneficially owns, 4,073,641 shares. The address of Hightower Advisors, LLC is 200 W Madison, Suite 2500, Chicago, Illinois 60606.

(10)	Amount represents 1,879,016 shares of common stock held directly, 182,336 shares of common stock underlying options and 222,237 shares of common stock underlying our Series B Preferred Stock.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders:
2006 Stock Incentive Plan(1)	229,212	$4.15	—
2016 Stock Incentive Plan	—	$—	2,214,745

(1)	Our 2006 Stock Incentive Plan terminated on July 19, 2016 except to the extent of unvested shares of our restricted common stock and options to purchase shares of our common stock outstanding as of that date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Miscellaneous

We are or have been a party to employment and compensation arrangements with related parties, as more particularly described above in “Executive Compensation and Related Information”. In addition, we have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

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

For the years ended December 31, 2019, 2018 and 2017, we accrued and paid cash dividends in the amount of $261,781, $350,000 and $350,000, respectively, in respect of shares of Series B Preferred Stock held by Mr. Koehler. As of March 31, 2020, an aggregate of $175,479 of dividends in respect of shares of our Series B Preferred Stock held by Mr. Koehler were accrued and unpaid.

On December 19, 2019, certain holders of our outstanding Series B Preferred Stock, including Mr. Koehler, agreed to waive any and all of their respective rights and remedies against us with respect to any unpaid quarterly cumulative dividends on our Series B Preferred Stock until we pay in full all of our obligations under our senior secured notes or upon certain events of default, whichever is earlier.

Restricted Stock Grants

On April 22, 2019, we granted 167,000 shares of our restricted common stock to Mr. Koehler in consideration of services to be provided. The value of the common stock was determined to be $187,040. The shares vested 50% on April 1, 2020 and vest 50% on April 1, 2021.

On June 14, 2018, we granted 138,888 shares of our restricted common stock to Mr. Koehler in consideration of services to be provided. The value of the common stock was determined to be $427,775. The shares vested 33% on each of April 1, 2019 and 2020, and vest 34% on April 1, 2021.

On March 15, 2017, we granted 74,074 shares of our restricted common stock to Mr. Koehler in consideration of services to be provided. The value of the common stock was determined to be $500,000. The shares vested 33% on each of April 1, 2018 and 2019, and vested 34% on April 1, 2020.

Paul P. Koehler

Paul P. Koehler, a brother of Neil M. Koehler, who is our President and Chief Executive Officer and one of our directors, is employed by us as Vice President of Commodities and Corporate Development. Mr. Koehler’s base salary rate was $252,916 per year at the end of 2017 and was increased to $260,504 per year effective April 15, 2018. In addition, Mr. Koehler received compensation of $9,180 for 2019, $4,349 for 2018 and $5,418 for 2017 in perquisites or personal benefits relating to payment or reimbursement of commuting expenses from Mr. Koehler’s home to our corporate offices in Sacramento, California, and housing and other living expenses.

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

For each of the years ended December 31, 2019, 2018 and 2017, we accrued and paid cash dividends in the amount of $13,089, $17,500 and $17,500, respectively, in respect of shares of Series B Preferred Stock held by Mr. Koehler. As of March 31, 2020, an aggregate of $8,774 of dividends in respect of shares of our Series B Preferred Stock held by Mr. Koehler were accrued and unpaid.

On December 19, 2019, certain holders of our outstanding Series B Preferred Stock, including Mr. Koehler, agreed to waive any and all of their respective rights and remedies against us with respect to any unpaid quarterly cumulative dividends on our Series B Preferred Stock until we pay in full all of our obligations under our senior secured notes or upon certain events of default, whichever is earlier.

Restricted Stock Grants

On April 22, 2019, we granted 42,000 shares of our restricted common stock to Mr. Koehler in consideration of services to be provided. The value of the common stock was determined to be $47,040. The shares vested 50% on April 1, 2020 and vest 50% on April 1, 2021.

On June 14, 2018, we granted 34,722 shares of our restricted common stock to Mr. Koehler in consideration of services to be provided. The value of the common stock was determined to be $106,944. The shares vested 33% on each of April 1, 2019 and 2020 and vest 34% on April 1, 2021.

On March 15, 2017, we granted 18,518 shares of our restricted common stock to Mr. Koehler in consideration of services to be provided. The value of the common stock was determined to be $124,997. The shares vested 33% on each of April 1, 2018 and 2019, and vested 34% on April 1, 2020.

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

For each of the years ended December 31, 2019, 2018 and 2017, we accrued and paid cash dividends in the amount of $13,089, $17,500 and $17,500, respectively in respect of shares of Series B Preferred Stock held by Mr. Koehler. As of March 31, 2020, an aggregate of $8,774 of dividends in respect of shares of our Series B Preferred Stock held by Mr. Koehler were accrued and unpaid.

On December 19, 2019, certain holders of our outstanding Series B Preferred Stock, including Mr. Koehler, agreed to waive any and all of their respective rights and remedies against us with respect to any unpaid quarterly cumulative dividends on our Series B Preferred Stock until we pay in full all of our obligations under our senior secured notes or upon certain events of default, whichever is earlier.

Independent Contractor Services Agreement

On April 1, 2008, we entered into an Independent Contractor Services Agreement with Mr. Koehler for the provision of strategic consulting services, including in connection with promoting Pacific Ethanol, and ethanol as a fuel additive and transportation fuel, with governmental agencies. Mr. Koehler was compensated at a rate of $7,500 per month under this arrangement during 2019, 2018 and 2017 and through the filing of this report.

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

For each of the years ended December 31, 2019, 2018 and 2017, we accrued and paid cash dividends in the amount of $13,089, $17,500 and $17,500, respectively, in respect of shares of Series B Preferred Stock held by Mr. Jones. As of March 31, 2020, an aggregate of $8,774 of dividends in respect of shares of our Series B Preferred Stock held by Mr. Jones were accrued and unpaid.

On December 19, 2019, certain holders of our outstanding Series B Preferred Stock, including Mr. Jones, agreed to waive any and all of their respective rights and remedies against us with respect to any unpaid quarterly cumulative dividends on our Series B Preferred Stock until we pay in full all of our obligations under our senior secured notes or upon certain events of default, whichever is earlier.

Restricted Stock Grants

On November 18, 2019, we granted 47,500 shares of our restricted common stock to Mr. Jones in consideration of services to be provided. The value of the common stock was determined to be $25,175. The shares vest on the earlier of (i) July 1, 2020, and (ii) the date of our next annual meeting of stockholders.

On June 14, 2018, we granted 48,966 shares of our restricted common stock to Mr. Jones in consideration of services to be provided. The value of the common stock was determined to be $150,815. The shares vested on July 1, 2019.

On June 15, 2017, we granted 23,279 shares of our restricted common stock to Mr. Jones in consideration of services to be provided. The value of the common stock was determined to be $139,674. The shares vested on June 14, 2018.

Michael D. Kandris and Bryon T. McGregor

Restricted Stock Grants

On April 22, 2019, we granted 57,500 shares of our restricted common stock to each of Messrs. Kandris and McGregor in consideration of services to be provided. The value of the common stock granted to each of Messrs. Kandris and McGregor was determined to be $64,400. The shares vested 50% on April 1, 2020 and vest 50% on April 1, 2021.

On June 14, 2018, we granted 47,508 shares of our restricted common stock to each of Messrs. Kandris and McGregor in consideration of services to be provided. The value of the common stock granted to each of Messrs. Kandris and McGregor was determined to be $146,325. The shares vested 33% on each of April 1, 2019 and 2020, and vest 34% on April 1, 2021.

On June 15, 2017, we granted 25,337 shares of our restricted common stock to each of Messrs. Kandris and McGregor in consideration of services to be provided. The value of the common stock granted to each of Messrs. Kandris and McGregor was determined to be approximately $171,030. The shares vested 33% on each of April 1, 2018 and 2019, and vested 34% on April 1, 2020.

Christopher W. Wright

Christopher W. Wright is employed by us as Vice President, General Counsel and Secretary. Mr. Wright’s base salary rate was $298,093 per year at the end of 2017 and was increased to $307,036 per year effective April 15, 2018. In addition, Mr. Wright received compensation of $16,637 for 2019, $21,816 for 2018 and $23,220 for 2017 in perquisites or personal benefits relating to payment or reimbursement of commuting expenses from Mr. Wright’s home to our corporate offices in Sacramento, California, and housing and other living expenses.

Restricted Stock Grants

On April 22, 2019, we granted 57,500 shares of our restricted common stock to Mr. Wright in consideration of services to be provided. The value of the common stock was determined to be $64,400. The shares vested 50% on April 1, 2020 and vest 50% on April 1, 2021.

On June 14, 2018, we granted 47,508 shares of our restricted common stock to Mr. Wright in consideration of services to be provided. The value of the common stock granted was determined to be $146,325. The shares vested 33% on each of April 1, 2019 and 2020, and vest 34% on April 1, 2021.

On June 15, 2017, we granted 25,337 shares of our restricted common stock to Mr. Wright in consideration of services to be provided. The value of the common stock granted was determined to be approximately $171,030. The shares vested 33% on each of April 1, 2018 and 2019 and vested 34% on April 1, 2020.

Annual Cash Incentive Compensation

In April 2018, we paid Mr. Wright annual performance-based cash incentive compensation of $29,642 based on his 2017 performance.

In March 2017, we paid Mr. Wright annual performance-based cash incentive compensation of $28,779 based on his 2016 performance and a special discretionary cash bonus of $50,000.

James R. Sneed

James R. Sneed is employed by us as Vice President of Supply and Trading. Mr. Sneed’s base salary rate was $252,916 per year at the end of 2017 and was increased to $260,504 per year effective April 15, 2018 and to $300,000 per year effective June 23, 2019.

Restricted Stock Grants

On October 10, 2019, we granted 11,896 shares of our restricted common stock to Mr. Sneed in consideration of services to be provided. The value of the common stock was determined to be $6,543. The shares vested 50% on April 1, 2020 and vest 50% on April 1, 2021.

On April 22, 2019, we granted 42,000 shares of our restricted common stock to Mr. Sneed in consideration of services to be provided. The value of the common stock was determined to be $47,040. The shares vested 50% on April 1, 2020 and vest 50% on April 1, 2021.

On June 14, 2018, we granted 34,722 shares of our restricted common stock to Mr. Sneed in consideration of services to be provided. The value of the common stock was determined to be $106,944. The shares vested 33% on each of April 1, 2019 and 2020, and vest 34% on April 1, 2021.

On March 15, 2017, we granted 18,518 shares of our restricted common stock to Mr. Sneed in consideration of services to be provided. The value of the common stock was determined to be $124,997. The shares vested 33% on each of April 1, 2018 and 2019, and vested 34% on April 1, 2020.

Annual Cash Incentive Compensation

In April 2018, we paid Mr. Sneed annual performance-based cash incentive compensation of $20,121 based on his 2017 performance.

In March 2017, we paid Mr. Sneed annual performance-based cash incentive compensation of $19,534 based on his 2016 performance and a special discretionary cash bonus of $25,000.

Terry L. Stone, John L. Prince, Douglas L. Kieta, Larry D. Layne, Gilbert E. Nathan and Dianne S. Nury

Restricted Stock Grants

On November 18, 2019, we granted 31,666 shares of our restricted common stock to each of our non-employee directors (except for the Chairman of our Board, Mr. Jones) in consideration of services to be provided. The value of the common stock granted to each of Messrs. Stone, Prince, Kieta, Layne and Nathan, and Ms. Nury, was determined to be $16,783. The shares vest on the earlier of (i) July 1, 2020, and (ii) the date of our next annual meeting of stockholders.

On June 14, 2018, we granted 32,759 shares of our restricted common stock to each of our non-employee directors (except for the Chairman of our Board, Mr. Jones) in consideration of services to be provided. The value of the common stock granted to each of Messrs. Stone, Prince, Kieta and Layne was determined to be $100,898. The shares vested on July 1, 2019.

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

For each of the years ended December 31, 2019, 2018 and 2017, we accrued and paid cash dividends in the amount of $523,561, $700,000 and $700,000, respectively, in respect of shares of Series B Preferred Stock held by Lyles United, LLC. As of March 31, 2020, an aggregate of $350,959 of dividends in respect of shares of our Series B Preferred Stock held by Lyles United were accrued and unpaid.

On December 19, 2019, Lyles United, LLC agreed to waive any and all of its respective rights and remedies against us with respect to any unpaid quarterly cumulative dividends on our Series B Preferred Stock until we pay in full all of our obligations under the Notes and Note Amendment Agreement, upon certain events of default, or December 19, 2021, whichever is earliest.

Frank P. Greinke

For each of the years ended December 31, 2019, 2018 and 2017, we accrued and paid cash dividends in the amount of $86,964 in respect of shares of Series B Preferred Stock held by the Greinke Personal Living Trust Dated April 20, 1999 (“Greinke Trust”). As of March 31, 2020, an aggregate of $58,295 of dividends in respect of shares of our Series B Preferred Stock held by the Greinke Trust were accrued and unpaid.

Frank P. Greinke was one of our former directors and the trustee of the Greinke Trust. The Greinke Trust acquired its shares of Series B Preferred Stock from Lyles United, LLC in December 2009. The preferred-to-common conversion ratio of the Series B Preferred Stock is approximately 1-for-0.68.

Black Rock, Inc.

In December 2016 and June 2017, we entered into Note Purchase Agreements with various accredited investors under which we sold $55.0 million and $13.9 million, respectively, in aggregate principal amount of our senior secured notes in private offerings for aggregate gross proceeds of 97% of the principal amount of the notes sold.

The notes had an original maturity date of December 15, 2019. Interest on the notes accrued at an annual rate equal to (i) the greater of 1% and the three-month LIBOR, plus 7.0% from the closing through December 14, 2017, (ii) the greater of 1% and three-month LIBOR, plus 9% between December 15, 2017 and December 14, 2018, and (iii) the greater of 1% and three-month LIBOR plus 11% between December 15, 2018 and the original maturity date.

On December 16, 2019, we amended the notes to extend the maturity date from December 15, 2019 to December 23, 2019 and amended the annual interest rate to 15% commencing on September 15, 2019. Under the amendment, we also agreed to pay the December 15, 2019 interest payment 50% in cash and 50% in-kind through the issuance of an additional note in the principal amount equal thereto.

On December 22, 2019, we amended and restated the notes which extended the maturity date from December 23, 2019 to December 15, 2021. Interest on the Notes accrues at a rate of 15% per annum, payable quarterly. In addition to the collateral described below, the notes are secured by a first-priority security interest in the equity interest held by Pacific Ethanol, Inc. in PE Op. Co., the entity that holds our West Coast assets.

On March 20, 2020, we and the noteholders agreed to defer a $2.5 million aggregate interest payment due March 15, 2020 until May 20, 2020. On that same date, our subsidiary, Illinois Corn Processing LLC (“ICP”), granted a junior lien in certain of its personal property to the noteholders, and our subsidiary, Pacific Ethanol Central, LLC (“PE Central”), granted a junior lien in certain of its personal property to the noteholders. PE Central also pledged its equity interests in our subsidiaries, Pacific Aurora, LLC, Pacific Ethanol Pekin, LLC (“PE Pekin”) and ICP, in favor of the noteholders. In addition, PE Op Co. and Pacific Ethanol West, LLC, which directly owns our plants located on the West Coast, granted a security interest in certain of their personal property to the noteholders. We also entered into intercreditor agreements with the lenders to our PE Pekin and ICP subsidiaries, and the agent for the noteholders, to address issues of priority and the allocation of proceeds from asset sales.

The noteholders include the following entities, which we believe are affiliates of BlackRock, Inc. BlackRock, Inc. is reported as beneficially owning more than 5% of the outstanding shares of our common stock.

●	Orange 2015 DisloCredit Fund, L.P., which holds $14,760,838 in principal amount of our senior secured notes;

●	CIF Income Partners (A), LLC, which holds $9,509,080 in principal amount of our senior secured notes;

●	Sainsbury’s Credit Opportunities Fund, Ltd., which holds $1,288,660 in principal amount of our senior secured notes;

●	Co-Investment Income Fund, L.P. - US Tax-Exempt Series, which holds $1,145,879 in principal amount of our senior secured notes; and

●	Co-Investment Income Fund, L.P. - US Taxable Series, which holds $822,233 in principal amount of our senior secured notes.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by RSM US LLP for the years ended December 31, 2019 and 2018.

	2019	2018
Audit Fees	$630,893	$656,618
Audit-Related Fees	32,445	29,676
Tax Fees	—	525
All Other Fees	—	—
Total	$663,338	$686,819

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

Audit Committee Pre-Approval Policy

Our Audit Committee is responsible for approving all audit, audit-related, tax and other services. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Chairman of our Audit Committee for pre-approval prior to engaging our independent auditor for such services. These interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification. During 2019 and 2018, all services performed by RSM US LLP were pre-approved by our Audit Committee in accordance with these policies and applicable Securities and Exchange Commission regulations.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

See Index to Consolidated Financial Statements in Item 8 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020.

(a)(2) Financial Statement Schedules.

None.

(a)(3) Exhibits.

Reference is made to the exhibits listed on the Index to Exhibits.

Item 16.	Form 10-K Summary.

None.

INDEX TO EXHIBITS

		Where located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated June 26, 2017 among Pacific Ethanol Central, LLC, ICP Merger Sub, LLC, Illinois Corn Processing, LLC, Illinois Corn Processing Holdings Inc. and MGPI Processing, Inc.	8-K	000-21467	2.1	06/27/2017

3.1	Certificate of Incorporation	10-Q	000-21467	3.1	11/06/2015

3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock	10-Q	000-21467	3.2	11/06/2015

3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock	10-Q	000-21467	3.3	11/06/2015

3.4	Certificate of Amendment to Certificate of Incorporation dated June 3, 2010	10-Q	000-21467	3.4	11/06/2015

3.5	Certificate of Amendment to Certificate of Incorporation effective June 8, 2011	10-Q	000-21467	3.5	11/06/2015

3.6	Certificate of Amendment to Certificate of Incorporation effective May 14, 2013	10-Q	000-21467	3.6	11/06/2015

3.7	Certificate of Amendment to Certificate of Incorporation effective July 1, 2015	10-Q	000-21467	3.7	11/06/2015

3.8	Amended and Restated Bylaws	10-Q	000-21467	3.1	11/12/2014

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	000-21467	4.1	03/30/2020

10.1	2006 Stock Incentive Plan, as amended#	S-8	333-196876	4.1	06/18/2014

10.2	Form of Employee Restricted Stock Agreement under 2006 Stock Incentive Plan#	8-K	000-21467	10.2	10/10/2006

10.3	Form of Non-Employee Director Restricted Stock Agreement under 2006 Stock Incentive Plan#	8-K	000-21467	10.3	10/10/2006

10.4	2016 Stock Incentive Plan, as amended#	S-8	333-234613	4.11	11/08/2019

10.5	Form of Employee Restricted Stock Agreement under 2016 Stock Incentive Plan#	10-K	000-21467	10.5	03/15/2018

10.6	Form of Non-Employee Director Restricted Stock Agreement under 2016 Stock Incentive Plan#	10-K	000-21467	10.6	03/15/2018

		Where located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.7	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Neil M. Koehler#	10-K	000-21467	10.7	03/15/2017

10.8	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Christopher W. Wright#	10-K	000-21467	10.8	03/15/2017

10.9	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Bryon T. McGregor#	10-K	000-21467	10.9	03/15/2017

10.10	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Michael D. Kandris#	10-K	000-21467	10.10	03/15/2017

10.11	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Paul P. Kohler#	10-K	000-21467	10.11	03/15/2017

10.12	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and James R. Sneed#	10-K	000-21467	10.12	03/15/2017

10.13	Pacific Ethanol, Inc. 2019 Short-Term Incentive Plan Description#	10-Q	000-21467	10.8	05/03/2019

10.14	Form of Indemnity Agreement between the Registrant and each of its Executive Officers and Directors#	10-K	000-21467	10.46	03/31/2010

10.15	Pacific Ethanol, Inc. Policy for Recoupment of Incentive Compensation dated March 29, 2018#	10-K	000-21467	10.17	03/18/2019

10.16	Form of Clawback Policy Acknowledgement and Agreement#	10-K	000-21467	10.18	03/18/2019

10.17	Registration Rights Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.4	03/27/2008

10.18	Letter Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.5	03/27/2008

10.19	Letter Agreement dated May 22, 2008 among the Registrant, Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler#	8-K	000-21467	10.3	05/23/2008

		Where located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.20	Senior Secured Note Amendment Agreement dated as of December 22, 2019 among the Registrant and the noteholders named therein	8-K	000-21467	10.1	12/26/2019

10.21	Form of Amended and Restated Senior Secured Note for an aggregate principal amount of $65,649,177.91 issued on December 22, 2019 pursuant to the Senior Secured Note Amendment Agreement dated December 22, 2019 among the Registrant and the noteholders named therein	8-K	000-21467	10.2	12/26/2019

10.22	Note Amendment dated as of March 20, 2020 by and among Pacific Ethanol, Inc. and the noteholders named therein	8-K	000-21467	10.3	03/26/2020

10.23	Form of Warrant to Purchase Common Stock for an aggregate of up to 5,500,000 shares issued on December 22, 2019 pursuant to the Senior Secured Note Amendment Agreement dated December 22, 2019 among the Registrant and the noteholders named therein	8-K	000-21467	10.3	12/26/2019

10.24	Registration Rights Agreement dated as of December 22, 2019 among the Registrant and the holders named therein	8-K	000.21467	10.4	12/26/2019

10.25	Security Agreement dated December 15, 2016 among Pacific Ethanol, Inc., Cortland Capital Market Services LLC and the holders of Pacific Ethanol, Inc.’s Senior Secured Notes	8-K	000-21467	10.4	12/20/2016

10.26	First Amendment to Security Agreement dated June 30, 2017 among Pacific Ethanol, Inc., Cortland Capital Market Services LLC and the holders of Pacific Ethanol, Inc.’s Senior Secured Notes	8-K	000-21467	10.5	07/05/2017

10.27	Second Amendment to Security Agreement dated as of December 22, 2019 among the Registrant, the holders named therein and Cortland Capital Market Services LLC	8-K	000-21467	10.5	12/26/2019

10.28	Third Amendment to Security Agreement effective as of March 20, 2020 by and among Pacific Ethanol, Inc., each of the holders and new holders named therein, Cortland Products Corp. as successor agent and Cortland Capital Market Services LLC as existing collateral agent	8-K	000-21467	10.10	03/26/2020

		Where located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.29	Credit Agreement dated December 15, 2016 among Pacific Ethanol Pekin, Inc., 1st Farm Credit Services, PCA and CoBank, ACB	8-K	000-21467	10.5	12/20/2016

10.30	Amendment No. 1 to Credit Agreement dated March 1, 2017 among Pacific Ethanol Pekin, LLC, 1st Farm Credit Services, PCA and CoBank, ACB	10-K	000-21467	10.31	03/15/2018

10.31	Amendment No. 2 to Credit Agreement dated August 7, 2017 among Pacific Ethanol Pekin, LLC, 1st Farm Credit Services, PCA and CoBank, ACB	8-K	000-21467	10.1	08/11/2017

10.32	Amendment No. 3 to Credit Agreement dated March 30, 2018 among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA, as successor by merger to 1st Farm Credit Services, PCA, and CoBank, ACB	8-K	000-21467	10.1	04/05/2018

10.33	Amendment No. 4 to Credit Agreement dated March 20, 2019 among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA, as successor by merger to 1st Farm Credit Services, PCA, and CoBank, ACB	10-Q	000-21467	10.1	05/03/2019

10.34	Amendment No. 5 to Credit Agreement dated July 15, 2019 among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA, as successor by merger to 1st Farm Credit Services, PCA, and CoBank, ACB	8-K	000-21467	10.1	07/19/2019

10.35	Amendment No. 6 to Credit Agreement dated November 15, 2019 by and among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA and CoBank, ACB	8-K	000-21467	10.1	11/19/2019

10.36	First Amendment to Amendment No. 6 to Credit Agreement and Other Loan Documents dated as of December 15, 2019 by and among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA, and CoBank, ACB	8-K	000-21467	10.1	12/26/2019

10.37	Amendment No. 7 to Credit Agreement and Waiver dated December 20, 2019 among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA and CoBank, ACB	S-1	333-235990	10.50	01/21/2020

10.38	Amendment No. 8 to Credit Agreement dated as of March 20, 2020 by and among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA and CoBank, ACB	8-K	000-21467	10.2	03/26/2020

		Where located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.39	Third Amended and Restated Revolving Term Note dated December 20, 2019 by Pacific Ethanol Pekin, LLC in favor of Compeer Financial, PCA	S-1	333-235990	10.64	01/21/2020

10.40	Fourth Amended and Restated Term Note dated December 20, 2019 by Pacific Ethanol Pekin, LLC in favor of Compeer Financial, PCA	S-1	333-235990	10.65	01/21/2020

10.41	Security Agreement dated December 15, 2016 between Pacific Ethanol Pekin, Inc. and CoBank, ACB	8-K	000-21467	10.6	12/20/2016

10.42	Amendment to Security Agreement dated December 20, 2019 by and between Pacific Ethanol Pekin, LLC and CoBank, ACB for the benefit of Compeer Financial, PCA	S-1	333-235990	10.53	01/21/2020

10.43	Amendment to Illinois Future Advance Real Estate Mortgage dated December 20, 2019 by and between Pacific Ethanol Pekin, LLC and Compeer Financial, PCA	S-1	333-235990	10.61	01/21/2020

10.44	Guaranty and Contribution Agreement by Pacific Ethanol Pekin, LLC dated March 20, 2019 in favor of Compeer Financial, PCA and CoBank, ACB	10-Q	000-21467	10.5	05/03/2019

10.45	Guaranty by Pacific Ethanol Pekin, LLC dated December 20, 2019 in favor of Compeer Financial, PCA and CoBank, ACB	S-1	333-235990	10.56	01/21/2020

10.46	Amended and Restated Guaranty and Contribution Agreement dated December 20, 2019 by Pacific Ethanol Central, LLC for the benefit of Compeer Financial, PCA and CoBank, ACB	S-1	333-235990	10.55	01/21/2020

10.47	Pledge Agreement dated December 20, 2019 by and among Pacific Ethanol Central, LLC, Pacific Ethanol Pekin, LLC and CoBank, ACB	S-1	333-235990	10.57	01/21/2020

10.48	Security Agreement dated March 20, 2019 by and among Pacific Ethanol Pekin, LLC, Compeer Financial PCA and CoBank ACB	10-Q	000-21467	10.4	05/03/2019

10.49	First Amendment to Security Agreement dated December 20, 2019 by and between Pacific Ethanol Central, LLC and CoBank, ACB for the benefit of Compeer Financial, PCA	S-1	333-235990	10.52	01/21/2020

		Where located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.50	Working Capital Maintenance Agreement dated December 15, 2016 between Pacific Ethanol, Inc. and CoBank, ACB	8-K	000-21467	10.9	12/20/2016

10.51	Pledge Agreement dated March 20, 2019 by and among Pacific Ethanol Central, LLC, Pacific Aurora, LLC and CoBank, ACB	10-Q	000-21467	10.6	05/03/2019

10.52	First Amendment to Pledge Agreement dated December 20, 2019 by and among Pacific Ethanol Central, LLC, Pacific Aurora, LLC and CoBank, ACB	S-1	333-235990	10.59	01/21/2020

10.53	Security Agreement dated March 20, 2020 by and between Pacific Ethanol Central, LLC and Cortland Products Corp.	8-K	000-21467	10.5	03/26/2020

10.54	Pledge Agreement dated March 20, 2020 by and among Pacific Ethanol Central, LLC, Illinois Corn Processing, LLC and Cortland Products Corp.	8-K	000-21467	10.6	03/26/2020

10.55	Pledge Agreement dated March 20, 2020 by and among Pacific Ethanol Central, LLC, Pacific Ethanol Pekin, LLC and Cortland Products Corp.	8-K	000-21467	10.7	03/26/2020

10.56	Pledge Agreement dated March 20, 2020 by and among Pacific Ethanol Central, LLC, Pacific Aurora, LLC and Cortland Products Corp.	8-K	000-21467	10.8	03/26/2020

10.57	Security Agreement dated March 20, 2020 by and among Pacific Ethanol West, LLC, PE Op Co. and Cortland Products Corp.	8-K	000-21467	10.9	03/26/2020

10.58	Second Amended and Restated Credit Agreement dated August 2, 2017 among Kinergy Marketing LLC, Pacific Ag. Products, LLC, Wells Fargo Bank, National Association, and the parties thereto from time to time as lenders	8-K	000-21467	10.1	08/08/2017

10.59	Amendment No. 1 to Second Amended and Restated Credit Agreement dated March 27, 2019 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Bank, National Association	10-Q	000-21467	10.7	05/03/2019

		Where located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.60	Amendment No. 2 to Second Amended and Restated Credit Agreement dated July 31, 2019 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC, the parties thereto from time to time as lenders and Wells Fargo Bank, National Association	8-K	000-21467	10.1	08/06/2019

10.61	Amendment No. 3 to Second Amended and Restated Credit Agreement dated November 19, 2019 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC, the parties thereto from time to time as lenders and Wells Fargo Bank, National Association	10-K	000-21467	10.61	03/30/2020

10.62	Second Amended and Restated Guarantee dated August 2, 2017 by Pacific Ethanol, Inc. in favor of Wells Fargo Bank, National Association, for and on behalf of the lenders	8-K	000-21467	10.2	08/08/2017

10.63	Credit Agreement dated September 15, 2017 between Illinois Corn Processing, LLC, Compeer Financial, PCA and CoBank, ACB	8-K	000-21467	10.1	09/21/2017

10.64	Amendment No. 1 to Credit Agreement and Waiver dated December 20, 2019 among Illinois Corn Processing, LLC, Compeer Financial, PCA and CoBank, ACB	S-1	333-235990	10.49	01/21/2020

10.65	Amendment No. 1 to Credit Agreement dated as of March 20, 2020 by and among Illinois Corn Processing, LLC, Compeer Financial, PCA and CoBank, ACB	8-K	000-21467	10.1	03/26/2020

10.66	Amended and Restated Term Note dated December 20, 2019 by Illinois Corn Processing, LLC in favor of Compeer Financial, PCA	S-1	333-235990	10.62	01/21/2020

10.67	Amended and Restated Revolving Term Note dated December 20, 2019 by Illinois Corn Processing, LLC in favor of Compeer Financial, PCA	S-1	333-235990	10.63	01/21/2020

10.68	Illinois Future Advance Real Estate Mortgage dated September 15, 2017 by Illinois Corn Processing, LLC in favor of CoBank, ACB	8-K	000-21467	10.4	09/21/2017

		Where located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.69	Amendment to Illinois Future Advance Real Estate Mortgage dated December 20, 2019 by and between Illinois Corn Processing, LLC and Compeer Financial, PCA	S-1	333-235990	10.60	01/21/2020

10.70	Security Agreement dated September 15, 2017 by Illinois Corn Processing, LLC in favor of CoBank, ACB	8-K	000-21467	10.5	09/21/2017

10.71	First Amendment to Security Agreement dated December 20, 2019 by and between Illinois Corn Processing, LLC and CoBank, ACB for the benefit of Compeer Financial, PCA	S-1	333-235990	10.51	01/21/2020

10.72	Guaranty by Illinois Corn Processing, LLC dated December 20, 2019 in favor of Compeer Financial, PCA and CoBank, ACB	S-1	333-235990	10.54	01/21/2020

10.73	Pledge Agreement dated December 20, 2019 by and among Pacific Ethanol Central, LLC, Illinois Corn Processing, LLC and CoBank, ACB	S-1	333-235990	10.58	01/21/2020

10.74	Security Agreement dated March 20, 2020 by Illinois Corn Processing, LLC in favor of Cortland Products Corp.	8-K	000-21467	10.4	03/26/2020

10.75	Security Agreement effective as of March 20, 2020 by and between Pacific Ethanol, Inc. and CoBank, ACB	8-K	000-21467	10.11	03/26/2020

10.76	Intercreditor Agreement dated as of March 20, 2020 by and among Cortland Products Corp., CoBank, ACB, Pacific Ethanol, Inc. and the grantors named therein	8-K	000-21467	10.12	03/26/2020

10.77	Intercreditor Agreement dated as of March 20, 2020 between the Pekin Lenders and the ICP Lenders named therein	8-K	000-21467	10.13	03/26/2020

10.78	At Market Issuance Sales Agreement dated as of September 19, 2019, by and between the Company and H.C. Wainwright & Co., LLC	8-K	000-21467	10.1	09/19/2019

10.79	Membership Interest Purchase Agreement dated February 28, 2020 by and among Pacific Ethanol Central, LLC, Pacific Aurora, LLC and Aurora Cooperative Elevator Company	8-K	000-21467	10.1	03/05/2020

10.80	First Amendment to Membership Interest Purchase Agreement dated as of March 17, 2020 by and among Pacific Ethanol Central, LLC, Pacific Aurora, LLC and Aurora Cooperative Elevator Company	8-K	000-21467	10.1	04/21/2020

		Where located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.81	Second Amendment to Membership Interest Purchase Agreement dated as of March 31, 2020 by and among Pacific Ethanol Central, LLC, Pacific Aurora, LLC and Aurora Cooperative Elevator Company	8-K	000-21467	10.2	04/21/2020

10.82	Third Amendment to Membership Interest Purchase Agreement dated as of April 15, 2020 by and among Pacific Ethanol Central, LLC, Pacific Aurora, LLC and Aurora Cooperative Elevator Company	8-K	000-21467	10.3	04/21/2020

10.83	Secured Promissory Note (Negotiable) dated April 15, 2020 in the amount of $8,580,000 by Pacific Aurora, LLC in favor of Pacific Ethanol Central, LLC	8-K	000-21467	10.4	04/21/2020

10.84	Secured Promissory Note (Non-Negotiable) dated April 15, 2020 in the amount of $7,920,000 by Pacific Aurora, LLC in favor of Pacific Ethanol Central, LLC	8-K	000-21467	10.5	04/21/2020

10.85	Assignment of Notes and Deeds of Trust dated as of April 15, 2020 by and among Pacific Ethanol Central, LLC, Pacific Aurora, LLC and CoBank, ACB	8-K	000-21467	10.6	04/21/2020

10.86	Partial Release of Collateral Letter dated April 15, 2020 by CoBank, ACB	8-K	000-21467	10.7	04/21/2020

10.87	Partial Release of Collateral Letter dated April 15, 2020 by Cortland Products Corp. and the Noteholders named therein	8-K	000-21467	10.8	04/21/2020

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm	10-K	000-21467	23.1	03/30/2020

Where located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-21467	31.1	03/30/2020

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-21467	31.2	03/30/2020

31.3	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.4	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	000-21467	32.1	03/30/2020

101.INS	XBRL Instance Document	10-K	000-21467	101.INS	03/30/2020

101.SCH	XBRL Taxonomy Extension Schema	10-K	000-21467	101.SCH	03/30/2020

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	000-21467	101.CAL	03/30/2020

101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	000-21467	101.DEF	03/30/2020

101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	000-21467	101.LAB	03/30/2020

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	000-21467	101.PRE	03/30/2020

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of April, 2020.

PACIFIC ETHANOL, INC.

/s/ NEIL M. KOEHLER
Neil M. Koehler
President and Chief Executive Officer