Form 10-Q
period 2020-03-31
Pacific Ethanol, Inc.
filed 2020-05-14
CIK 778164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 13, 2020, there were 55,493,235 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, and 896 shares of Pacific Ethanol, Inc. non-voting common stock, $0.001 par value per share, outstanding.

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2020	2019
ASSETS	(unaudited)	*
Current Assets:
Cash and cash equivalents	$26,779	$18,997
Accounts receivable, net (net of allowance for doubtful accounts of $58 and $39, respectively)	52,264	74,307
Inventories	45,532	60,600
Prepaid inventory	1,709	1,528
Assets held-for-sale	68,140	69,764
Derivative instruments	—	2,438
Other current assets	4,873	4,430
Total current assets	199,297	232,064
Property and equipment, net	324,814	332,526
Other Assets:
Right of use operating lease assets, net	23,543	24,346
Assets held-for-sale	16,500	16,500
Intangible asset	2,678	2,678
Other assets	4,277	4,381
Total other assets	46,998	47,905
Total Assets	$571,109	$612,495

*	Amounts derived from the audited financial statements for the year ended December 31, 2019.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	March 31,	December 31,
	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$24,658	$29,277
Accrued liabilities	23,368	22,331
Current portion – operating leases	3,214	3,457
Current portion – long-term debt	86,682	63,000
Liabilities held-for-sale	43,783	34,413
Derivative instruments	—	1,860
Other current liabilities	6,470	6,060
Total current liabilities	188,175	160,398

Long-term debt, net of current portion	139,339	180,795
Operating leases, net of current portion	20,675	21,171
Other liabilities	22,200	23,086
Total Liabilities	370,389	385,450
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of March 31, 2020 and December 31, 2019; liquidation preference of $18,710 as of March 31, 2020	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 55,890 and 55,508 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	56	56
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	943,453	942,307
Accumulated other comprehensive loss	(2,370)	(2,370)
Accumulated deficit	(745,629)	(720,214)
Total Pacific Ethanol, Inc. Stockholders’ Equity	195,511	219,780
Noncontrolling interests	5,209	7,265
Total Stockholders’ Equity	200,720	227,045
Total Liabilities and Stockholders’ Equity	$571,109	$612,495

*	Amounts derived from the audited financial statements for the year ended December 31, 2019.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Net sales	$311,404	$355,803
Cost of goods sold	324,294	358,092
Gross loss	(12,890)	(2,289)
Selling, general and administrative expenses	10,212	8,235
Loss from operations	(23,102)	(10,524)
Fair value adjustments	673	—
Interest expense, net	(5,307)	(4,736)
Other income, net	580	1,099
Loss before benefit for income taxes	(27,156)	(14,161)
Benefit for income taxes	—	—
Consolidated net loss	(27,156)	(14,161)
Net loss attributed to noncontrolling interests	2,056	1,271
Net loss attributed to Pacific Ethanol, Inc.	$(25,100)	$(12,890)
Preferred stock dividends	$(315)	$(312)
Net loss available to common stockholders	$(25,415)	$(13,202)
Net loss per share, basic and diluted	$(0.47)	$(0.29)
Weighted-average shares outstanding, basic and diluted	53,828	45,517

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities:
Consolidated net loss	$(27,156)	$(14,161)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation	9,759	12,126
Amortization (accretion) of debt discount (premium)	(57)	178
Non-cash compensation	865	800
Amortization of deferred financing fees	305	135
Fair value adjustments	(673)	—
Inventory valuation	4,223	—
Interest added to debt	133	—
Loss on derivatives	—	86
Bad debt expense	19	26
Changes in operating assets and liabilities:
Accounts receivable	22,024	(9,970)
Inventories	10,845	(4,911)
Prepaid expenses and other assets	(339)	5,117
Prepaid inventory	(181)	(2,050)
Operating leases	(2,348)	(2,676)
Assets held-for-sale	1,624	—
Liabilities held-for-sale	9,370	—
Accounts payable and accrued liabilities	(1,512)	273
Net cash provided by (used in) operating activities	26,901	(15,027)
Investing Activities:
Additions to property and equipment	(1,245)	(1,112)
Net cash used in investing activities	(1,245)	(1,112)
Financing Activities:
Net proceeds (payments) from Kinergy’s line of credit	(18,156)	13,153
Proceeds from issuance of common stock	282	3,670
Principal payments on borrowings	—	(5,248)
Preferred stock dividends paid	—	(312)
Net cash provided by (used in) financing activities	(17,874)	11,263
Net increase (decrease) in cash and cash equivalents	7,782	(4,876)
Cash and cash equivalents at beginning of period	18,997	26,627
Cash and cash equivalents at end of period	$26,779	$21,751

Supplemental Information:
Interest paid	$1,968	$4,260
Accrued preferred stock dividends	$315	$—
Initial right of use assets and liabilities recorded under ASC 842	$—	$43,753

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
Balances, January 1, 2020	927	$1	55,508	$56	$942,307	$(720,214)	$(2,370)	$7,265	$227,045
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	(38)	(4)	868	—	—	—	864
Issuances of common stock	—	—	421	4	278	—	—	—	282
Preferred stock dividends	—	—	—	—	—	(315)	—	—	(315)
Net loss	—	—	—	—	—	(25,100)	—	(2,056)	(27,156)
Balances, March 31, 2020	927	$1	55,891	$56	$943,453	$(745,629)	$(2,370)	$5,209	$200,720
Balances, January 1, 2019	927	$1	45,771	$46	$932,179	$(630,000)	$(2,459)	$19,598	$319,365
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	(24)	—	797	—	—	—	797
Issuances of common stock	—	—	3,137	3	3,667	—	—	—	3,670
Preferred stock dividends	—	—	—	—	—	(312)	—	—	(312)
Net loss	—	—	—	—	—	(12,890)	—	(1,271)	(14,161)
Balances, March 31, 2019	927	$1	48,884	$49	$936,643	$(643,202)	$(2,459)	$18,327	$309,359

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and its direct and indirect subsidiaries (collectively, the “Company”), including its subsidiaries, Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Pacific Ag. Products, LLC, a California limited liability company (“PAP”), PE Op Co., a Delaware corporation (“PE Op Co.”) and all nine of the Company’s ethanol production facilities as of March 31, 2020. As discussed in Note 2, on April 15, 2020, the Company completed its sale of its ownership interests in Pacific Aurora, LLC (“Pacific Aurora”), thereby divesting two of the Company’s ethanol production facilities.

The Company is a leading producer and marketer of low-carbon renewable fuels in the United States. The Company’s four ethanol plants in California, Oregon and Idaho (together with their respective holding companies, the “Pacific Ethanol West Plants”) are located in close proximity to both feed and ethanol customers and thus enjoy unique advantages in efficiency, logistics and product pricing. The Company’s ethanol plants in Illinois and Nebraska (together with their respective holding companies, the “Pacific Ethanol Central Plants”) are located in the heart of the Corn Belt, benefit from low-cost and abundant feedstock production and allow for access to many additional domestic markets. In addition, the Company’s ability to load unit trains from these facilities in the Midwest allows for greater access to international markets. On April 15, 2020, the Company sold its interests in the Nebraska facilities.

Following the Company’s sale of its interest in Pacific Aurora, the Company has a combined production capacity of 450 million gallons per year, markets, on an annualized basis, nearly 1.0 billion gallons of ethanol and specialty alcohols, based on historical volumes, and produces, on an annualized basis, nearly 3.0 million tons of co-products on a dry matter basis, such as wet and dry distillers grains, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, dried yeast and CO2, based on historical volumes.

As of March 31, 2020, the Company was operating at approximately 40% of production capacity. As market conditions change, the Company may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of ethanol industry conditions that have negatively affected the Company’s business, the Company does not currently have sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs in the near-term. The Company has reduced production at its facilities by more than 60% subsequent to quarter-end in an effort to conserve capital in response to a substantial reduction in demand due to stay-at-home orders issued in response to the coronavirus pandemic. The Company has obtained additional liquidity from the completion of the sale of its interest in Pacific Aurora and through government loan programs. The Company has also taken and expects to take additional steps to preserve liquidity. However, despite these efforts, the Company does not believe that it has sufficient working capital to continue operations for the next twelve months, unless it successfully restructures its debt, sells additional assets, experiences a significant improvement in demand and margins for its products and/or obtains other sources of liquidity. In addition, if demand and margins do not promptly and sustainably improve, the Company may be forced to further curtail or cease production at its operating facilities. As a result of these factors, there exists substantial doubt as to the Company’s ability to continue as a going concern.

The Company, as previously agreed with its lenders, has presented and continues to negotiate a comprehensive plan to restructure its assets and liabilities. The Company has appointed a chief restructuring officer to facilitate the development of such a plan and to assist in the Company’s present strategic initiatives. The Company expects the negotiated plan will include additional assets sales, soliciting new investments in the Company or its assets, further debt payment deferrals and reductions, cutting overhead expenses and other cash preserving initiatives. The Company intends that the plan will provide the means to maintain sufficient liquidity for the next twelve months.

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

Of the accounts receivable balance, approximately $41,237,000 and $63,736,000 at March 31, 2020 and December 31, 2019, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $58,000 and $39,000 as of March 31, 2020 and December 31, 2019, respectively. The Company recorded a bad debt expense of $19,000 and $26,000 for the three months ended March 31, 2020 and 2019, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Financial Instruments – The carrying values of cash and cash equivalents, accounts receivable, derivative assets, accounts payable, accrued liabilities and derivative liabilities are reasonable estimates of their fair values because of the short maturity of these items. The carrying value of the Company’s senior secured notes were recorded at fair value at December 31, 2019 and are considered Level 2 fair value measurements. The Company believes their carrying value approximates fair value at March 31, 2020. The Company believes the carrying value of its other long-term debt and assessment financing is not considered materially different than fair value because the interest rates on these instruments are variable, and are considered Level 2 fair value measurements.

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

2.	PACIFIC AURORA.

On December 19, 2019, Pacific Ethanol Central, LLC (“PE Central”) entered into a term sheet covering the proposed sale of its 73.93% ownership interest in Pacific Aurora to Aurora Cooperative Elevator Company (“ACEC”) for $52.8 million, and as a result, the Company determined that as of December 31, 2019, the long-lived assets of Pacific Aurora should be classified as held-for-sale.

The Company has the following assets and liabilities of Pacific Aurora that will be derecognized upon sale of PE Central’s interest in Pacific Aurora and as to which the Company will no longer consolidate any portion of Pacific Aurora (in thousands):

	March 31, 2020	December 31, 2019
Cash and equivalents	$50	$103
Inventories	1,328	2,079
Other current assets	314	341
Property and equipment	70,400	70,400
Other assets	12,548	13,341
Total Assets Held-for-Sale	$84,640	$86,264

Accounts payable and accrued expenses	$30,688	$20,711
Other current liabilities	5,380	5,497
Other noncurrent liabilities	7,715	8,205
Total Liabilities Held-for-Sale	$43,783	$34,413

In addition to the above accounts, upon the sale, the Company will no longer have noncontrolling interests on its balance sheet and no longer record income (loss) of noncontrolling interests for the future periods.

For the three months ended March 31, 2020 and 2019, Pacific Aurora contributed $39.6 million and $36.5 million in net sales, $7.9 million and $4.9 million in pre-tax loss, and $2.1 million and $1.3 million in net loss attributed to noncontrolling interests, respectively.

On April 15, 2020, the Company closed the sale of its ownership interest in Pacific Aurora and preliminarily received total consideration of $52.8 million, subject to certain working capital adjustments, resulting in cash proceeds of $20.2 million and the balance of $16.5 million in long-term ACEC promissory notes. Approximately $14.5 million of the cash proceeds were used to pay principal on the Company’s term debt.

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

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended March 31,
Net Sales	2020	2019
Production, recorded as gross:
Ethanol/alcohol sales	$186,696	$179,388
Co-product sales	68,802	68,806
Intersegment sales	594	364
Total production sales	256,092	248,558

Marketing and distribution:
Ethanol/alcohol sales, gross	$55,477	$107,154
Ethanol/alcohol sales, net	429	455
Intersegment sales	1,892	1,818
Total marketing and distribution sales	57,798	109,427

Intersegment eliminations	(2,486)	(2,182)
Net sales as reported	$311,404	$355,803

Cost of goods sold:
Production	$271,690	$258,594
Marketing and distribution	57,119	101,829
Intersegment eliminations	(4,515)	(2,331)
Cost of goods sold, as reported	$324,294	$358,092

Income (loss) before benefit for income taxes:
Production	$(24,593)	$(17,566)
Marketing and distribution	941	6,119
Corporate activities	(3,504)	(2,714)
	$(27,156)	$(14,161)
Depreciation and amortization:
Production	$9,614	$12,005
Corporate activities	99	121
	$9,713	$12,126
Interest expense:
Production	$2,116	$1,706
Marketing and distribution	627	588
Corporate activities	2,564	2,442
	$5,307	$4,736

The following table sets forth the Company’s total assets by operating segment (in thousands):

	March 31, 2020	December 31, 2019
Total assets:
Production	$471,891	$492,060
Marketing and distribution	82,288	106,863
Corporate assets	16,930	13,572
	$571,109	$612,495

4.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, co-products, low-carbon and Renewable Identification Number (“RIN”) credits and unleaded fuel, and are valued at the lower-of-cost-or-net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a $5,514,000 and $1,290,000 valuation adjustment as of March 31, 2020 and December 31, 2019, respectively. Inventory balances consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Finished goods	$29,892	$38,194
Work in progress	3,509	7,426
Raw materials	6,457	7,890
Low-carbon and RIN credits	4,274	5,690
Other	1,400	1,400
Total	$45,532	$60,600

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
Kinergy line of credit	$60,182	$78,338
Pekin term loan	39,500	39,500
Pekin revolving loan	32,000	32,000
ICP term loan	12,000	12,000
ICP revolving loan	18,000	18,000
Parent notes payable	65,782	65,649
	227,464	245,487
Less unamortized debt premium	404	461
Less unamortized debt financing costs	(1,847)	(2,153)
Less short-term portion	(86,682)	(63,000)
Long-term debt	$139,339	$180,795

PE Pekin Credit Facilities – On March 20, 2020, Pacific Ethanol Pekin, LLC (“PE Pekin”) and its lender agreed to defer $1.0 million in aggregate interest payments due March 20, 2020 and April 20, 2020 until May 20, 2020. On that same date, the Company granted to the lender a security interest in all of the Company’s equity interests in PE Op Co., which indirectly owns the Company’s plants located on the West Coast. The Company and certain subsidiaries also entered into intercreditor agreements with the PE Pekin and Illinois Corn Processing, LLC (“ICP”) lenders, and the agent for the Company’s senior secured noteholders, to address issues of priority and the allocation of proceeds from asset sales. On April 15, 2020, as part and upon the closing of the Company’s sale of its interests in Pacific Aurora, the Company made approximately $11.6 million in principal payments on the PE Pekin term debt.

ICP Credit Facilities – On March 20, 2020, ICP and its lender agreed to defer a $1.5 million principal payment due March 20, 2020 and $0.3 million in aggregate interest payments due March 20, 2020 and April 20, 2020 until May 20, 2020. On that same date, the Company granted to the lender a security interest in all of the Company’s equity interests in PE Op Co. The Company and certain of its subsidiaries also entered into intercreditor agreements with the PE Pekin and ICP lenders, and the agent for the Company’s senior secured noteholders, to address issues of priority and the allocation of proceeds from asset sales. On April 15, 2020, as part and upon the closing of the Company’s sale of its interests in Pacific Aurora, the Company made approximately $2.9 million in principal payments on the ICP term debt.

CARES Act Loans – On May 4, 2020, Pacific Ethanol, Inc. and PE Pekin received loan proceeds from Bank of America, NA under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), through the Paycheck Protection Program administered by the U.S. Small Business Administration. Pacific Ethanol, Inc. received $6.0 million and PE Pekin received $3.9 million in loan proceeds. The loans mature in two years and bear interest at a rate of 1.00% per annum. Under the terms of the loans, certain amounts may be forgiven if they are used for qualifying expenses as described in the CARES Act, but the Company can provide no assurance that it will be able to obtain forgiveness of all or any portion of the loans.

Restrictions – At March 31, 2020, there were approximately $174.9 million of net assets at the Company’s subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of the Company’s subsidiaries.

6.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At March 31, 2020, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and co-products. The Company had open ethanol indexed-price contracts for 174,527,000 gallons of ethanol as of March 31, 2020 and open fixed-price ethanol sales contracts totaling $90,554,000 as of March 31, 2020. The Company had open fixed-price co-product sales contracts totaling $16,607,000 and open indexed-price co-product sales contracts for 220,000 tons as of March 31, 2020. These sales contracts are scheduled to be completed throughout 2020.

Purchase Commitments – At March 31, 2020, the Company had indexed-price purchase contracts to purchase 23,295,000 gallons of ethanol and fixed-price purchase contracts to purchase $9,089,000 of ethanol from its suppliers. The Company had fixed-price purchase contracts to purchase $11,541,000 of corn from its suppliers as of March 31, 2020. These purchase commitments are scheduled to be satisfied throughout 2020.

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

The Company uses a December 31 measurement date for its Retirement Plan. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations. As of December 31, 2019, the Retirement Plan’s accumulated projected benefit obligation was $21.6 million, with a fair value of plan assets of $15.7 million. The underfunded amount of $5.9 million is recorded on the Company’s consolidated balance sheet in other liabilities. For the three months ended March 31, 2020, the Retirement Plan’s net periodic expense was $48,000, comprised of $173,000 in interest cost and $101,000 in service cost, partially offset by $226,000 of expected return on plan assets. For the three months ended March 31, 2019, the Retirement Plan’s net periodic expense was $94,000, comprised of $190,000 in interest cost and $94,000 in service cost, partially offset by $190,000 of expected return on plan assets.

The Postretirement Plan provides postretirement medical benefits and life insurance to certain “grandfathered” unionized employees. Employees hired after December 31, 2000 are not eligible to participate in the Postretirement Plan. The Postretirement Plan is contributory, with contributions required at the same rate as active employees. Benefit eligibility under the plan reduces at age 65 from a defined benefit to a defined dollar cap based upon years of service. As of December 31, 2019, the Postretirement Plan’s accumulated projected benefit obligation was $5.3 million and is recorded on the Company’s consolidated balance sheet in other liabilities. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations. For the three months ended March 31, 2020, the Postretirement Plan’s net periodic expense was $59,000, comprised of $38,000 of interest cost, $14,000 of service cost and $7,000 of amortization expense. For the three months ended March 31, 2019, the Postretirement Plan’s net periodic expense was $102,000, comprised of $55,000 of interest cost, $17,000 of service cost and $30,000 of amortization expense.

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

Warrants – The Company’s warrants issued December 22, 2019, were valued using the Black-Scholes Valuation Model.

Significant assumptions used and related fair value for the warrants as of March 31, 2020 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Warrants Outstanding	Fair Value
12/22/19	$1.00	106.0%	0.21%	2.75	5,500,000	$304,000

Significant assumptions used and related fair value for the warrants as of December 31, 2019 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Warrants Outstanding	Fair Value
12/22/19	$1.00	76.0%	1.66%	3.00	5,500,000	$977,000

The fair values of the warrants are based on unobservable inputs and are designated as Level 3 inputs.

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

The following table summarizes recurring and nonrecurring fair value measurements by level at March 31, 2020 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets:
Long-lived assets held-for-sale	$70,400	$—	$—	$70,400
	$70,400	$—	$—	$70,400
Liabilities:
Warrants	$(304)	$—	$—	$(304)
	$(304)	$—	$—	$(304)

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2019 (in thousands):

					Benefit Plan
					Percentage
	Fair Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$2,438	$2,438	$—	$—
Long-lived assets held-for-sale	70,400	—	—	70,400
Defined benefit plan assets(1) (pooled separate accounts):
Large U.S. Equity(2)	4,654	—	4,654	—	30%
Small/Mid U.S. Equity(3)	2,348	—	2,348	—	15%
International Equity(4)	2,596	—	2,596	—	17%
Fixed Income(5)	6,056	—	6,056	—	38%
	$88,492	$2,438	$15,654	$70,400
Liabilities:
Derivative financial instruments	$(1,860)	$(1,860)	$—	$—
Warrants	(977)	—	—	(977)
	$(2,837)	$(1,860)	$—	$(977)

(1)	Included in derivative instruments in the consolidated balance sheets.

(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

9.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31, 2020
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(25,100)
Less: Preferred stock dividends	(315)
Basic and diluted loss per share:
Net loss available to common stockholders	$(25,415)	53,828	$(0.47)

	Three Months Ended March 31, 2019
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(12,890)
Less: Preferred stock dividends	(312)
Basic and diluted loss per share:
Net loss available to common stockholders	$(13,202)	45,517	$(0.29)

There were an aggregate of 635,000 potentially dilutive weighted-average shares from convertible securities outstanding for the three months ended March 31, 2020 and 2019. These convertible securities were not considered in calculating diluted net loss per share for the three months ended March 31, 2020 and 2019, as their effect would have been anti-dilutive.

10.	PARENT COMPANY FINANCIALS.

Restricted Net Assets – At March 31, 2020, the Company had approximately $174,900,000 of net assets at its subsidiaries that were not available to be transferred to Pacific Ethanol in the form of dividends, distributions, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

Parent company financial statements for the periods covered in this report are set forth below (in thousands):

	March 31,	December 31,
ASSETS	2020	2019

Current Assets:
Cash and cash equivalents	$9,721	$4,985
Receivables from subsidiaries	12,934	13,057
Other current assets	2,336	2,349
Total current assets	24,991	20,391

Property and equipment, net	235	269
Other Assets:
Investments in subsidiaries	195,597	218,464
Pacific Ethanol West plant receivable	49,937	55,750
Right of use operating lease assets, net	3,187	3,253
Other assets	1,451	1,452
Total other assets	250,172	278,919
Total Assets	$275,398	$299,579
Current Liabilities:
Accounts payable and accrued liabilities	$4,721	$5,907
Accrued PE Op Co. purchase	3,829	3,829
Current portion of long-term debt	10,000	10,000
Other current liabilities	3,128	659
Total current liabilities	21,678	20,395

Long-term debt, net of current portion	54,931	56,110
Other liabilities	3,278	3,294
Total Liabilities	79,887	79,799
Stockholders’ Equity:
Preferred stock	1	1
Common and non-voting common stock	56	56
Additional paid-in capital	943,453	942,307
Accumulated other comprehensive loss	(2,370)	(2,370)
Accumulated deficit	(745,629)	(720,214)
Total Pacific Ethanol, Inc. stockholders’ equity	195,511	219,780
Total Liabilities and Stockholders’ Equity	$275,398	$299,579

	Three Months Ended March 31,
	2020	2019
Management fees from subsidiaries	$3,253	$3,330
Selling, general and administrative expenses	5,377	4,729
Loss from operations	(2,124)	(1,399)
Fair value adjustments	673	—
Interest income	1,042	1,159
Interest expense	(2,640)	(2,456)
Loss before benefit for income taxes	(3,049)	(2,696)
Benefit for income taxes	—	—
Loss before equity in losses of subsidiaries	(3,049)	(2,696)
Equity in losses of subsidiaries	(22,051)	(10,194)
Consolidated net loss	$(25,100)	$(12,890)

	For the Three Months Ended March 31,
	2020	2019
Operating Activities:
Net loss	$(25,100)	$(12,890)
Adjustments to reconcile net loss to cash used in operating activities:
Equity in losses of subsidiaries	22,051	10,194
Fair value adjustments	(673)	—
Depreciation	33	75
Amortization (accretion) of debt discount (premium)	(57)	178
Changes in operating assets and liabilities:
Receivables from subsidiaries	123	1,778
Other assets	29	(264)
Accounts payable and accrued expenses	—	45
Accounts payable with subsidiaries	2,235	797
Net cash used in operating activities	$(1,359)	$(87)
Investing Activities:
Additions to property and equipment	$—	$—
Net cash used in investing activities	$—	$—
Financing Activities:
Proceeds from issuances of common stock	$282	$3,670
Proceeds from plant receivable	5,813	—
Payments on senior notes	—	(3,748)
Preferred stock dividend payments	—	(312)
Net cash provided by (used in) financing activities	$6,095	$(390)
Net increase (decrease) in cash and cash equivalents	4,736	(477)
Cash and cash equivalents at beginning of period	4,985	6,759
Cash and cash equivalents at end of period	$9,721	$6,282

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Recent Developments

On February 28, 2020, we entered into a membership interest purchase agreement with Aurora Cooperative Elevator Company, or ACEC, to sell our 73.93% ownership interest in Pacific Aurora, LLC, or Pacific Aurora, to ACEC for total consideration of $52.8 million, subject to certain working capital adjustments, payable in cash and $16.5 million in ACEC promissory notes. ACEC owned the 26.07% balance of ownership interests in Pacific Aurora.

On April 15, 2020, we closed the sale of our ownership interest in Pacific Aurora and received total consideration of $52.8 million, subject to certain working capital adjustments, resulting in cash proceeds of $20.2 million and the balance of $16.5 million in ACEC promissory notes. Approximately $14.5 million of the net cash proceeds was used to repay principal on our term debt.

Overview

We are a leading producer and marketer of low-carbon renewable fuels in the United States.

We operate seven strategically-located production facilities. Four of our plants are in the Western states of California, Oregon and Idaho, and three of our plants are located in the Midwestern state of Illinois. We are the seventh largest producer of ethanol in the United States based on annualized volumes. Our plants have a combined production capacity of 450 million gallons per year. We market all the ethanol, specialty alcohols and co-products produced at our plants as well as ethanol produced by third parties. In 2019, we marketed nearly 1.0 billion gallons of ethanol and nearly 3.0 million tons of co-products on a dry matter basis. Our business consists of two operating segments: a production segment and a marketing segment.

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

Production Segment

We produce ethanol, specialty alcohols and co-products at our production facilities described below. Our plants located on the West Coast are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages. Our plants located in the Midwest are in the heart of the Corn Belt, benefit from low-cost and abundant feedstock production and allow for access to many additional domestic markets. In addition, our ability to load unit trains and barges from our Pekin, Illinois plants, allows for greater access to international markets.

Currently, we are operating at approximately 50% of production capacity. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

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

Current Initiatives and Outlook

In the first quarter of 2020, we experienced an acute negative margin environment resulting from continued excess ethanol supplies compounded by plummeting demand from the impact of the coronavirus pandemic. The effects of the pandemic, including stay-at-home orders, significantly reduced ethanol demand by up to 50% or more in the markets we serve. Declining demand impacted the market price of ethanol, pushing prices to historically low levels. Although corn prices also declined, they moved less on a percentage basis, and did not fully mitigate the effects of lower ethanol prices, resulting in industry-wide negative production margins.

As a result, the ethanol industry as a whole reduced production to an unprecedented 50% of capacity. Over 75 production facilities were fully idled and many others reduced production to minimum levels. We initially reduced production levels and overall plant utilization to 40% of capacity, while seeking to balance our customer commitments with our need to minimize negative operating cash flow. Overall, we are currently producing at approximately 50% of total capacity, having gradually increased production based on higher demand and improving margins. Since early May, demand has improved by more than 20% and industry ethanol inventories have declined.

Our ICP production facility in Pekin, Illinois continues to produce and sell record amounts of high-quality alcohol, a key ingredient in the production of sanitizers and disinfectants, validating one of our strategic objectives in acquiring the facility to diversify our products. In addition, we have benefitted from higher demand and prices for our high-protein animal feed products as a result of lower industry supplies due to reduced production of ethanol and co-products. We are encouraged by the performance of our Pekin operations, which we expect will make a materially positive contribution to our results for the second quarter.

United States ethanol exports were strong in the first quarter with over 500 million gallons exported, representing a 30% increase over the comparable period in 2019. Although exports have slowed thus far in the second quarter due to reduced demand caused by the coronavirus pandemic, we expect exports to rebound as countries reopen their economies. China is the first country to emerge from the most significant effects of the coronavirus pandemic, and we are optimistic that China may step in as a significant buyer of United States ethanol as part of China’s phase-one trade deal with the United States.

The Environmental Protection Agency, or EPA, has elected not to appeal a 10th Circuit federal court decision limiting small refinery exemptions from the national Renewable Fuel Standard, or RFS. While the court decision is geographically limited, subject to the appeals process, we expect the EPA to apply the decision nationally and substantially limit small refinery exemptions going forward. If applied nationally, we estimate that fewer small refinery exemptions would restore over 1.0 billion gallons of annual demand for renewable fuels once the industry recovers from the coronavirus pandemic.

We continue to pursue a number of strategic initiatives focused on the sale of additional production assets, a reduction of our debt levels, a strengthening of our cash and liquidity position, and opportunities for strategic partnerships and capital raising activities, positioning us to optimize our business performance. Our most significant challenge in meeting these objectives would be a sustained adverse margin environment. See “-Liquidity and Capital Resources”.

We remain focused on implementing initiatives and investing in our assets to reduce costs, both at the operating and corporate levels; further diversifying our sales through additional high-protein animal feed and high-quality alcohol products; improving our production yields and other operating efficiencies; and reducing the carbon intensity of the ethanol we produce. Overall, we remain confident in the compelling cost, octane, carbon and health benefits of ethanol, and its long-term demand as a valuable transportation fuel.

Critical Accounting Policies

The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: revenue recognition; impairment of long-lived assets and held-for-sale classification; valuation of allowance for deferred taxes and derivative instruments. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended March 31,		Percentage
	2020	2019	Change
Production gallons sold (in millions)	122.5	116.9	4.8%
Third party gallons sold (in millions)	62.4	94.9	(34.2)%
Total gallons sold (in millions)	184.9	211.8	(12.7)%

Total gallons produced (in millions)	116.2	122.5	(5.1)%
Production capacity utilization	77%	82%	(6.1)%
Average sales price per gallon	$1.51	$1.53	(1.3)%
Corn cost per bushel—CBOT equivalent	$3.79	$3.73	1.6%
Average basis(1)	0.44	0.38	15.8%
Delivered cost of corn	$4.23	$4.11	2.9%

Total co-product tons sold (in thousands)	671.9	684.1	(1.8)%
Co-product revenues as % of delivered cost of corn(2)	37.0%	38.8%	(4.6)%

Average CBOT ethanol price per gallon	$1.24	$1.32	(6.1)%
Average CBOT corn price per bushel	$3.74	$3.73	0.3%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2020	2019	Dollars	Percent
Net sales	$311,404	$355,803	$(44,399)	(12.5)%
Cost of goods sold	324,294	358,092	(33,798)	(9.4)%
Gross loss	$(12,890)	$(2,289)	$(10,601)	463.1%
Percentage of net sales	(4.1)%	(0.6)%

Net Sales

The decrease in our net sales for the three months ended March 31, 2020 as compared to the same period in 2019 was due to both a decrease in our total ethanol gallons sold and a decrease in our average ethanol sales price per gallon.

We sold fewer third party gallons and co-products for the three months ended March 31, 2020 as compared to the same period in 2019, but sold more production gallons on a period-over-period comparison. Our production capacity utilization nevertheless declined to an average 77% for the three months ended March 31, 2020 compared to 82% for the same period in 2019. For the three months ended March 31, 2020, we focused on selling our own production gallons and did not source third party gallons in typical volumes due to reduced demand from the effects of the coronavirus pandemic on the transportation fuels sector.

On a consolidated basis, our average sales price per gallon decreased 1.3% to $1.51 for the three months ended March 31, 2020 compared to our average sales price per gallon of $1.53 for the same period in 2019. The average Chicago Board of Trade, or CBOT, ethanol price per gallon, decreased 6.1% to $1.24 for the three months ended March 31, 2020 compared to an average CBOT sales price per gallon of $1.32 for the same period in 2019.

Production Segment

Net sales of ethanol from our production segment increased by $7.3 million, or 4%, to $186.7 million for the three months ended March 31, 2020 as compared to $179.4 million for the same period in 2019. Our total volume of production ethanol gallons sold increased by 5.6 million gallons, or 5%, to 122.5 million gallons for the three months ended March 31, 2020 as compared to 116.9 million gallons for the same period in 2019. Our production segment’s average sales price per gallon declined 1% to $1.52 for the three months ended March 31, 2020 compared to our production segment’s average sales price per gallon of $1.53 for the same period in 2019. At our production segment’s average sales price per gallon of $1.52 for the three months ended March 31, 2020, we generated $8.5 million in additional net sales from our production segment from the 5.6 million additional gallons of produced ethanol sold in the three months ended March 31, 2020 as compared to the same period in 2019. The decline of $0.01 in our production segment’s average sales price per gallon for the three months ended March 31, 2020 as compared to the same period in 2019 reduced our net sales of ethanol from our production segment by $1.2 million.

Net sales of co-products remained flat at $68.8 million for the three months ended March 31, 2020 and 2019. Our total volume of co-products sold declined by 12.2 thousand tons, or 2%, to 671.9 thousand tons for the three months ended March 31, 2020 from 684.1 thousand tons for the same period in 2019 and our average sales price per ton increased to $102.40 per ton for the three months ended March 31, 2020 from $100.58 per ton for the same period in 2019. At our average sales price per ton of $102.40 for the three months ended March 31, 2020, we generated $1.2 million less in net sales from the 12.2 thousand ton decline in co-products sold in the three months ended March 31, 2020 as compared to the same period in 2019. The increase in our average sales price per ton of $1.82, or 2%, for the three months ended March 31, 2020 as compared to the same period in 2019 increased our net sales of co-products by $1.2 million.

Marketing Segment

Net sales of ethanol from our marketing segment, excluding intersegment sales, decreased by $51.7 million, or 48%, to $55.9 million for the three months ended March 31, 2020 as compared to $107.6 million for the same period in 2019. Our total volume of ethanol gallons sold by our marketing segment declined by 26.9 million gallons, or 13%, to 184.9 million gallons for the three months ended March 31, 2020 as compared to 211.8 million gallons for the same period in 2019.

Our marketing segment’s average sales price per gallon remained flat at $1.64 for the three months ended March 31, 2020 and 2019.

At our marketing segment’s average sales price per gallon of $1.64 for the three months ended March 31, 2020, we generated $51.4 million less in net sales from our marketing segment from the 26.9 million fewer ethanol gallons sold in the three months ended March 31, 2020 as compared to the same period in 2019. A slight decline of less than $0.01 in our average sales price per gallon for the three months ended March 31, 2020 as compared to the same period in 2019 reduced our net sales from third-party ethanol sold by our marketing segment by $0.3 million.

Cost of Goods Sold and Gross Loss

Our consolidated gross loss increased to $12.9 million for the three months ended March 31, 2020 as compared to $2.3 million for the same period in 2019, representing a negative gross profit margin of 4.1% for the three months ended March 31, 2020 as compared to a negative gross profit margin of 0.6% for the same period in 2019. Our consolidated gross loss increased primarily due to significantly lower crush margins resulting from lower ethanol prices from reduced transportation fuel demand and higher corn costs.

Production Segment

Our production segment’s gross loss from external sales increased by $5.6 million to $15.6 million for the three months ended March 31, 2020 as compared to $10.0 million for the same period in 2019. Of this increase, $4.9 million is attributable to lower margins and $0.7 million is attributable to higher production volumes at negative margins for the three months ended March 31, 2020 as compared to the same period in 2019.

Marketing Segment

Our marketing segment’s gross profit declined by $5.0 million to $2.6 million for the three months ended March 31, 2020 as compared to $7.6 million for the same period in 2019. Of this decline, $2.6 million is attributable to lower margins and $2.4 million is attributable to lower third-party marketing volumes for the three months ended March 31, 2020 as compared to the same period in 2019, respectively.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2020	2019	Dollars	Percent
Selling, general and administrative expenses	$10,212	$8,235	$1,977	24.0%
Percentage of net sales	3.3%	2.3%

Our SG&A expenses increased for the three months ended March 31, 2020 as compared to the same period in 2019. The $2.0 million period over period increase in SG&A expenses is primarily due to increased professional fees related to our strategic initiatives.

Net Loss Available to Common Stockholders

The following table presents our net loss available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2020	2019	Dollars	Percent
Net loss available to Common Stockholders	$25,415	$13,202	$12,213	92.5%
Percentage of net sales	8.2%	3.7%

The increase in net loss available to common stockholders is primarily due to our higher gross loss and increased SG&A expenses, as discussed above, for the three months ended March 31, 2020 as compared to the same period in 2019.

Liquidity and Capital Resources

During the three months ended March 31, 2020, we funded our operations primarily from monetization of working capital, cash generated by our operations and cash on hand. These funds were also used to make payments under our credit facilities, and for capital expenditures and to make lease payments.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2018 and 2019, and thus far into 2020, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the impact of the coronavirus pandemic, resulted and continue to result in negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to the low-margin environment, we have reduced production and continue to pursue strategic initiatives focused on the sale of certain additional production assets, a reduction of our debt levels, a strengthening of our cash and liquidity position, and opportunities for strategic partnerships and capital raising activities, positioning us to optimize our business performance. Our most significant challenges in meeting these objectives would be a sustained adverse margin environment and insufficient cash flow to fund operations or make our scheduled debt payments.

We do not expect to have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs unless we successfully restructure our debt, sell additional assets, experience a significant improvement in margins and/or obtain other sources of liquidity. We previously reduced production at our facilities by more than 60% due to market conditions and in an effort to conserve capital, and are currently operating at 50% capacity. If margins do not promptly and sustainably improve from current levels, we may be forced to further curtail or cease production at one or more of our operating facilities. See “Risk Factors”.

Our current available capital resources consist of cash on hand and amounts available for borrowing under our credit facilities. We expect that our future available capital resources will consist primarily of our current cash balances, any availability under our lines of credit, any cash generated from operations, net cash proceeds from any sale of our production assets and net cash proceeds from any equity sales or debt financing transactions.

As of March 31, 2020, on a consolidated basis, we had an aggregate of $26.8 million in cash.

As of March 31, 2020, our current assets of $199.3 million exceeded our current liabilities of $188.2 million, resulting in working capital of $11.1 million. We believe that as of the date of this report, we are in compliance with all debt covenants contained in our credit facilities.

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

	March 31, 2020	December 31, 2019	Change
Cash and cash equivalents	$26,779	$18,997	41.0%
Current assets	$199,297	$232,064	(14.1)%
Property and equipment, net	$324,814	$332,526	(2.3)%
Current liabilities	$188,175	$160,398	17.3%
Long-term debt, net of current portion	$139,339	$180,795	(22.9)%
Working capital	$11,122	$71,666	(84.5)%
Working capital ratio	1.06	1.45	(26.9)%

Restricted Net Assets

At March 31, 2020, we had approximately $174.9 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of our subsidiaries.

Changes in Working Capital and Cash Flows

Our working capital declined to $11.1 million at March 31, 2020 from $71.7 million at December 31, 2019 as a result of a decrease of $32.8 million in current assets and an increase of $27.8 million in current liabilities.

Current assets decreased primarily due to a decrease in accounts receivable and inventories, due to the timing of collections and lower sales and production near quarter-end.

Our current liabilities increased primarily due to an increase in liabilities held-for-sale associated with the pending sale of our interest in Pacific Aurora, which closed after quarter-end.

Our cash and cash equivalents increased by $7.8 million at March 31, 2020 as compared to December 31, 2019 primarily due to $26.9 million in cash provided by our operating activities, partially offset by $17.9 million in cash used in our financing activities to repay amounts owed under Kinergy’s credit facility.

Cash provided by our Operating Activities

Cash provided by our operating activities increased by $41.9 million for the three months ended March 31, 2020, as compared to the same period in 2019. We generated $26.9 million of cash from our operating activities during the first quarter of 2020. Specific factors that contributed to the increase in cash provided by our operating activities include:

●	a decrease of $32.0 million related to accounts receivable primarily due to the timing of collections;
●	a decrease of $15.8 million related to inventories as we reduced production near the end of the period; and
●	an increase of $9.4 million related to liabilities held-for-sale.

These amounts were partially offset by:

●	an increase of $13.0 million in our consolidated net loss;
●	a decrease of $2.4 million in depreciation expense; and
●	a decrease of $5.5 million related to prepaid expenses and other assets due to the timing of payments.

Cash used in our Investing Activities

Cash used in our investing activities remained relatively flat at $1.2 million for the three months ended March 31, 2020. We continued to reduce spending on capital projects during the low margin environment.

Cash used in our Financing Activities

Cash used in our financing activities increased by $29.1 million for the three months ended March 31, 2020 as compared to the same period in 2019. The increase in cash used in our financing activities is primarily due to a $31.3 million change in our net borrowings under Kinergy’s line of credit, as we repaid amounts owed under the facility, and a reduction of $3.4 million in sales of our common stock in the first quarter of 2020 as compared to the same period in 2019.

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

	Three Months Ended March 31,		Years Ended December 31,
	2020	2019	2019	2018
Fixed-Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	4.05	16.35	5.71	19.06
Excess	2.05	14.35	3.71	17.06

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of March 31, 2020, Kinergy had an outstanding balance of $60.2 million with no additional borrowing availability under the credit facility.

Pekin Credit Facilities

On December 15, 2016, Pacific Ethanol Pekin, LLC, or PE Pekin, entered into term and revolving credit facilities. PE Pekin borrowed $64.0 million under a term loan facility that matures on August 20, 2021 and $32.0 million under a revolving credit facility that matures on February 1, 2022. The PE Pekin credit facilities are secured by a first-priority security interest in all of PE Pekin’s assets. Interest initially accrued under the PE Pekin credit facilities at an annual rate equal to the 30-day LIBOR plus 3.75%, payable monthly. PE Pekin is required to make quarterly principal payments in the amount of $3.5 million on the term loan beginning on May 20, 2017, with the remaining principal balance payable at maturity on August 20, 2021. PE Pekin is required to pay monthly in arrears a fee on any unused portion of the revolving credit facility at a rate of 0.75% per annum. Prepayment of these facilities is subject to a prepayment penalty. Under the initial terms of the credit facilities, PE Pekin was required to maintain not less than $20.0 million in working capital and an annual debt service coverage ratio of not less than 1.25 to 1.0.

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

Under the amendment, PE Pekin, collectively with Illinois Corn Processing, LLC, or ICP, agreed to pay the lenders an aggregate of $40.0 million on or before September 30, 2020 to reduce the outstanding balances of the term loans under the PE Pekin credit agreement and the ICP credit agreement. The $40.0 million is an aggregate amount payable to ICP’s lender and PE Pekin’s lender, and allocated between them. The $40.0 million is to be funded through asset sales, proceeds of any award, judgment or settlement of litigation, or, at our election, from funds contributed to PE Pekin by us. Following receipt by the lenders under the ICP credit agreement and the PE Pekin credit agreement, collectively, of $40.0 million in full, and once any loans corresponding to the particular midwestern asset sold are repaid, additional proceeds from the sale of any of our midwestern plant assets will generally be allocated 33/34/33% among ICP’s lender and PE Pekin’s lender, collectively, the selling security holders, and us, respectively. Proceeds from the sale of any of our western assets will generally be allocated 33/34/33% among PE Pekin’s lender and ICP’s lender, collectively, the selling security holders, and us, respectively.

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

On April 15, 2020, upon the closing of the sale of our interests in Pacific Aurora, we repaid approximately $11.6 million in principal on our PE Pekin term debt.

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

On April 15, 2020, upon the closing of the sale of our interests in Pacific Aurora, we repaid approximately $2.9 million in principal on our ICP term debt.

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

CARES Act Loans

On May 4, 2020, Pacific Ethanol, Inc. and PE Pekin received loan proceeds from Bank of America, NA under the recently enacted Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, through the Paycheck Protection Program administered by the U.S. Small Business Administration. Pacific Ethanol, Inc. received $6.0 million and PE Pekin received $3.9 million in loan proceeds. The loans mature in two years and bear interest at a rate of 1.00% per annum. Under the terms of the loans, certain amounts may be forgiven if they are used for qualifying expenses as described in the CARES Act, but we can provide no assurance that we will be able to obtain forgiveness of all or any portion of the loans.

At-the-Market Program

We have established an “at-the-market” equity distribution program under which we may offer and sell shares of common stock to, or through, sales agents by means of ordinary brokers’ transactions on the NASDAQ, in block transactions, or as otherwise agreed to between us and the sales agent at prices we deem appropriate. We are under no obligation to offer and sell shares of common stock under the program. For the three months ended March 31, 2020, we sold 421,147 shares of common stock through our “at-the-market” equity program that resulted in net proceeds of $282,320 and fees paid to our sales agent of $12,102.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three months ended March 31, 2020 and 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2020 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

As a result of ethanol industry conditions that have negatively affected our business, we do not expect to have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs unless we successfully restructure our debt, sell additional assets, experience a significant improvement in margins and/or obtain other sources of liquidity. As a result, our 2019 financial statements include an explanatory paragraph by our independent registered public accounting firm describing the substantial doubt as to our ability to continue as a going concern.

Although we are actively pursuing a number of initiatives, including seeking to sell additional assets, there can be no assurance that we will be successful. If we cannot sell additional assets and obtain sufficient liquidity in the near term, we may need to seek protection under the U.S. Bankruptcy Code.

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

We are engaged in strategic initiatives to reduce our debt levels and provide additional liquidity to operate our business. These initiatives will likely require the prompt sale of certain additional production assets as well as other capital raising activities. Financing, whether through a sale of additional production assets or other capital raising activities, may not be available on a timely basis, in sufficient amounts, on terms acceptable to us, or at all. In addition, any equity financing may cause significant dilution to existing stockholders and any debt financing or other financing of securities senior to our common stock will likely include financial and other covenants that will restrict our flexibility, including our ability to pay dividends on our common stock.

If we are unable to timely sell additional production assets or raise additional capital, or both, in sufficient amounts and on suitable terms, or if we do not experience a sustained margin improvement, we will likely have insufficient liquidity to operate our business. A failure to timely implement our strategic initiatives to reduce our debt levels on suitable terms or our inability to satisfy our payment obligations under our various credit facilities will have a material adverse effect on our business, prospects, financial condition and results of operations and could result in a need to idle production at one or more operating facilities and/or seek protection under the U.S. Bankruptcy Code for all or some portion of our production assets and other subsidiaries, at the parent company level, or both.

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

Our ability to generate sufficient cash to make all principal and interest payments when due, including a $25.5 million remaining balance of a payment due on September 30, 2020 under our PE Pekin and ICP credit facilities, depends on our business performance, which is subject to a variety of factors beyond our control, including the supply of and demand for ethanol and co-products, ethanol and co-product prices, the cost of key production inputs, and many other factors incident to the ethanol production and marketing industry. We cannot provide any assurance that we will be able to timely satisfy such obligations. Our failure to timely satisfy our debt obligations could have a material adverse effect on our business, business prospects, liquidity, cash flows and results of operations.

We have incurred significant losses and negative operating cash flow in the past and we may incur losses and negative operating cash flow in the future, which may hamper our operations and impede us from expanding our business.

We have incurred significant losses and negative operating cash flow in the past. For the three months ended March 31, 2020 and 2019, we incurred consolidated net losses of $27.2 million and $14.2 million, respectively. For the years ended December 31, 2019 and 2018, we incurred consolidated net losses of approximately $101.3 million and $68.0 million, respectively. For the year ended December 31, 2019, we incurred negative operating cash flow of approximately $23.4 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from future financing activities, if any, to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. For example, ethanol prices, as reported by the CBOT, ranged from $0.86 to $1.37 per gallon for the three months ended March 31, 2020, from $1.25 to $1.70 per gallon in 2019 and from $1.20 to $1.53 per gallon during 2018. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.

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

We conduct most of our operations through subsidiaries and are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to generate free cash flow. Moreover, some of our subsidiaries are limited in their ability to pay dividends or make distributions, loans or advances to us by the terms of their financing arrangements. At March 31, 2020, we had approximately $174.9 million of net assets at our subsidiaries that were not available to be distributed in the form of dividends, distributions, loans or advances due to restrictions contained in their financing arrangements.

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

The quantitative listing standards of The NASDAQ Stock Market, or NASDAQ, require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. We failed to satisfy this threshold for 30 consecutive trading days and on July 17, 2019, we received a letter from NASDAQ indicating that we had an initial period of 180 calendar days, or until January 13, 2020, in which to regain compliance. On January 15, 2020, we received a letter from NASDAQ granting us a 180-day extension period, or until July 13, 2020, in which to regain compliance. On April 17, 2020, we received a third letter from NASDAQ stating that NASDAQ filed an immediately effective rule change with the Securities and Exchange Commission on April 16, 2020. Under the rule change, NASDAQ tolled the compliance periods for bid price and market value of publicly held shares requirements, or the Price-based Requirements, through June 30, 2020. As a result, companies presently in compliance periods for any Price-based Requirements will remain at that same stage of the process and will not be subject to delisting for failure to satisfy these requirements. Starting on July 1, 2020, companies will receive the balance of any pending compliance period in effect at the start of the tolling period to regain compliance. Accordingly, since we had 88 calendar days remaining in our compliance period as of April 16, 2020, we will, upon reinstatement of the Price-based Requirements, still have 88 calendar days from July 1, 2020, or until September 28, 2020, to regain compliance.

We can regain compliance either during the suspension or during the compliance period resuming after the suspension, by meeting the minimum closing bid price of $1.00 per share for ten consecutive business days. If we do not regain compliance by September 28, 2020, the NASDAQ staff will provide written notice that our common stock is subject to delisting. Given the increased market volatility and the effects of the Coronavirus, including an acute negative margin environment in the biofuels industry, and our lack of liquidity, we may be unable to regain compliance with the closing bid price requirement by September 28, 2020. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

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

For the three months ended March 31, 2020, we accrued an aggregate of $0.3 million in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, but did not declare or pay cash dividends, as permitted under an agreement with the holders of our Series B Preferred Stock, in an effort to preserve liquidity. For the three months ended March 31, 2019, we declared and paid in cash an aggregate of $0.3 million in dividends on our Series B Preferred Stock.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit Number	Description (**)
10.1	Membership Interest Purchase Agreement dated as of February 28, 2020 by and among Pacific Ethanol Central, LLC, Pacific Aurora, LLC and Aurora Cooperative Elevator Company (1)
10.2	Amendment No. 2 to Credit Agreement dated as of March 20, 2020 by and among Illinois Corn Processing, LLC, Compeer Financial, PCA and CoBank, ACB (2)
10.3	Amendment No. 8 to Credit Agreement dated as of March 20, 2020 by and among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA and CoBank, ACB (2)
10.4	Note Amendment No. 5 dated as of March 20, 2020 by and among Pacific Ethanol, Inc. and the noteholders named therein (2)
10.5	Security Agreement dated March 20, 2020 by Illinois Corn Processing, LLC in favor of Cortland Products Corp. (2)
10.6	Security Agreement dated March 20, 2020 by and between Pacific Ethanol Central, LLC and Cortland Products Corp. (2)
10.7	Pledge Agreement dated March 20, 2020 by and among Pacific Ethanol Central, LLC, Illinois Corn Processing, LLC and Cortland Products Corp. (2)
10.8	Pledge Agreement dated March 20, 2020 by and among Pacific Ethanol Central, LLC, Pacific Ethanol Pekin, LLC and Cortland Products Corp. (2)
10.9	Pledge Agreement dated March 20, 2020 by and among Pacific Ethanol Central, LLC, Pacific Aurora, LLC and Cortland Products Corp. (2)
10.10	Security Agreement dated March 20, 2020 by and among Pacific Ethanol West, LLC, PE Op Co. and Cortland Products Corp. (2)
10.11	Third Amendment to Security Agreement effective as of March 20, 2020 by and among Pacific Ethanol, Inc., each of the holders and new holders named therein, Cortland Products Corp. as successor agent and Cortland Capital Market Services LLC as existing collateral agent (2)
10.12	Security Agreement effective as of March 20, 2020 by and between Pacific Ethanol, Inc. and CoBank, ACB (2)
10.13	Intercreditor Agreement dated as of March 20, 2020 by and among Cortland Products Corp., CoBank, ACB, Pacific Ethanol, Inc. and the grantors named therein (2)
10.14	Intercreditor Agreement dated as of March 20, 2020 between the Pekin Lenders and the ICP Lenders named therein (2)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

(*)	Filed herewith.
(**)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.
(1)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2020.
(2)	Filed as an exhibit to the registrant’s Current Report on Form8-K filed with the Securities and Exchange Commission on March 26, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: May 14, 2020	By:	/S/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)