Form 10-Q
period 2020-06-30
Pacific Ethanol, Inc.
filed 2020-08-13
CIK 778164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, there were 56,985,217 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, and 896 shares of Pacific Ethanol, Inc. non-voting common stock, $0.001 par value per share, outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2020	2019
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$29,783	$18,997
Accounts receivable, net (net of allowance for doubtful accounts of $16 and $39, respectively)	48,871	74,307
Inventories	46,326	60,600
Prepaid inventory	3,180	1,528
Assets held-for-sale	—	69,764
Derivative instruments	—	2,438
Other current assets	3,630	4,430
Total current assets	131,790	232,064
Property and equipment, net	317,950	332,526
Other Assets:
Right of use operating lease assets, net	22,625	24,346
Notes receivable	16,500	—
Assets held-for-sale	—	16,500
Intangible assets	2,678	2,678
Other assets	5,586	4,381
Total other assets	47,389	47,905
Total Assets	$497,129	$612,495

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2019.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	June 30,	December 31,
	2020	2019
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – trade	$27,721	$29,277
Accrued liabilities	13,628	22,331
Current portion – operating leases	2,898	3,457
Current portion – long-term debt	96,000	63,000
Liabilities held-for-sale	—	34,413
Derivative instruments	—	1,860
Other current liabilities	6,707	6,060
Total current liabilities	146,954	160,398

Long-term debt, net of current portion	95,888	180,795
Operating leases, net of current portion	20,164	21,171
Other liabilities	23,382	23,086
Total Liabilities	286,388	385,450
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of June 30, 2020 and December 31, 2019; liquidation preference of $19,025 as of June 30, 2020	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 55,482 and 55,508 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	55	56
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	944,035	942,307
Accumulated other comprehensive loss	(2,370)	(2,370)
Accumulated deficit	(730,980)	(720,214)
Total Pacific Ethanol, Inc. Stockholders’ Equity	210,741	219,780
Noncontrolling interests	—	7,265
Total Stockholders’ Equity	210,741	227,045
Total Liabilities and Stockholders’ Equity	$497,129	$612,495

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2019.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net sales	$212,074	$346,301	$523,478	$702,104
Cost of goods sold	180,892	342,330	505,186	700,422
Gross profit	31,182	3,971	18,292	1,682
Selling, general and administrative expenses	8,629	6,708	18,841	14,943
Income (loss) from operations	22,553	(2,737)	(549)	(13,261)
Interest expense, net	(4,647)	(5,115)	(9,954)	(9,851)
Fair value adjustments	(1,314)	—	(641)	—
Other income (expense), net	(1,738)	(438)	(1,158)	661
Income (loss) before benefit for income taxes	14,854	(8,290)	(12,302)	(22,451)
Benefit for income taxes	—	—	—	—
Consolidated net income (loss)	14,854	(8,290)	(12,302)	(22,451)
Net loss attributed to noncontrolling interests	110	644	2,166	1,915
Net income (loss) attributed to Pacific Ethanol, Inc.	$14,964	$(7,646)	$(10,136)	$(20,536)
Preferred stock dividends	$(315)	$(315)	$(630)	$(627)
Net income (loss) available to common stockholders	$14,649	$(7,961)	$(10,766)	$(21,163)
Net income (loss) per share, basic and diluted	$0.27	$(0.17)	$(0.20)	$(0.45)
Weighted-average shares outstanding, basic and diluted	54,498	47,771	54,163	46,651

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities:
Consolidated net loss	$(12,302)	$(22,451)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	18,806	23,915
Amortization of deferred financing fees	497	629
Fair value adjustments	641	—
Interest added to debt	133	—
Non-cash compensation	1,441	1,518
(Gain) loss on derivative instruments	—	(4,885)
Bad debt expense	1	27
Changes in operating assets and liabilities:
Accounts receivable	25,435	913
Inventories	14,274	(19,670)
Prepaid expenses and other assets	(403)	7,994
Prepaid inventory	(1,652)	(172)
Operating leases	(2,348)	(5,169)
Assets held-for-sale	1,012	—
Liabilities held-for-sale	9,345	—
Accounts payable and accrued expenses	(9,225)	(8,403)
Net cash provided by (used in) operating activities	45,655	(25,754)
Investing Activities:
Proceeds from PAL Sale	19,896	—
Additions to property and equipment	(2,510)	(1,536)
Net cash provided by (used in) investing activities	17,386	(1,536)
Financing Activities:
Net (payments on) proceeds from Kinergy’s line of credit	(36,897)	20,881
Proceeds from issuance of common stock	282	3,670
Proceeds from borrowings	9,860	—
Principal payments on borrowings	(25,500)	(6,748)
Preferred stock dividends paid	—	(627)
Net cash (used in) provided by financing activities	(52,255)	17,176
Net change in cash and cash equivalents	10,786	(10,114)
Cash and cash equivalents at beginning of period	18,997	26,627
Cash and cash equivalents at end of period	$29,783	$16,513

Supplemental Information:
Interest paid	$9,733	$9,088
Accrued preferred stock dividends	$630	$—
Initial right of use assets and liabilities recorded under ASC 842	$—	$43,753

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
Balances, January 1, 2020	927	$1	55,508	$56	$942,307	$(720,214)	$(2,370)	$7,265	$227,045
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	(38)	(4)	868	—	—	—	864
Issuances of common stock	—	—	421	4	278	—	—	—	282
Preferred stock dividends	—	—	—	—	—	(315)	—	—	(315)
Net loss	—	—	—	—	—	(25,100)	—	(2,056)	(27,156)
Balances, March 31, 2020	927	$1	55,891	$56	$943,453	$(745,629)	$(2,370)	$5,209	$200,720
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	(409)	(1)	582	—	—	—	581
Preferred stock dividends	—	—	—	—	—	(315)	—	—	(315)
Sale of interests in PAL	—	—	—	—	—	—	—	(5,099)	(5,099)
Net income (loss)	—	—	—	—	—	14,964	—	(110)	14,854
Balances, June 30, 2020	927	$1	55,482	$55	$944,035	$(730,980)	$(2,370)	$—	$210,741

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
Balances, January 1, 2019	927	$1	45,771	$46	$932,179	$(630,000)	$(2,459)	$19,598	$319,365
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	(24)	—	797	—	—	—	797
Issuances of common stock	—	—	3,137	3	3,667	—	—	—	3,670
Preferred stock dividends	—	—	—	—	—	(312)	—	—	(312)
Net loss	—	—	—	—	—	(12,890)	—	(1,271)	(14,161)
Balances, March 31, 2019	927	$1	48,884	$49	$936,643	$(643,202)	$(2,459)	$18,327	$309,359
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	954	1	565	—	—	—	566
Preferred stock dividends	—	—	—	—	—	(315)	—	—	(315)
Net loss	—	—	—	—	—	(7,646)	—	(644)	(8,290)
Balances, June 30, 2019	927	$1	49,838	$50	$937,208	$(651,163)	$(2,459)	$17,683	$301,320

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and its direct and indirect subsidiaries (collectively, the “Company”), including its subsidiaries, Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Pacific Ag. Products, LLC, a California limited liability company (“PAP”), PE Op Co., a Delaware corporation (“PE Op Co.”) and all nine of the Company’s ethanol production facilities through April 15, 2020. As discussed in Note 2, on April 15, 2020, the Company completed the sale of its ownership interests in Pacific Aurora, LLC (“Pacific Aurora”), thereby divesting the Company’s two ethanol production facilities located in Nebraska.

The Company is a leading producer and marketer of high quality alcohol products and low-carbon renewable fuels in the United States. The Company’s plants in Illinois and Nebraska (together with their respective holding companies, the “Pacific Ethanol Central Plants”) are located in the heart of the Corn Belt, benefit from low-cost and abundant feedstock production and allow for access to many additional domestic markets. In addition, the Company’s ability to load unit trains from these facilities in the Midwest allows for greater access to international markets. The Company’s four ethanol plants in California, Oregon and Idaho (together with their respective holding companies, the “Pacific Ethanol West Plants”) are located in close proximity to both feed and ethanol customers and thus enjoy unique advantages in efficiency, logistics and product pricing.

Following the Company’s sale of its interest in Pacific Aurora, the Company has a combined production capacity of 450 million gallons per year, markets, on an annualized basis, nearly 1.0 billion gallons combined of high quality alcohol and ethanol, based on historical volumes, and produces, on an annualized basis, nearly 3.0 million tons of co-products on a dry matter basis, such as wet and dry distillers grains, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, dried yeast and CO2, based on historical volumes.

As of June 30, 2020, the Company was operating at approximately 50% of its 450 million gallon annual production capacity. As market conditions change, the Company may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

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

Liquidity – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended June 30, 2020, the Company continued to experience significant adverse conditions in the ethanol fuel market as demand and pricing were at record lows due to reduced domestic transportation and resulting lower gasoline demand. In response, the Company reduced production at its facilities by more than 50% in an effort to conserve capital as a result of the substantial reduction in fuel ethanol demand due to stay-at-home orders issued in response to the coronavirus pandemic. The Company, however, has not only continued producing and selling its high quality alcohol, but also converted a portion of its fuel-grade ethanol production to higher quality alcohol to respond to increased demand from the sanitizer and disinfectant markets. These sales of high quality alcohol were at a mix of fixed and spot pricing, both of which resulted in positive net income and cash flows from operations during the quarter. The Company expects robust demand for its high quality alcohol to continue for at least the next twelve months as the Company continues to enter fixed-price contracts and hedge corn input costs, locking in profit margins on sales of high quality alcohol.

At June 30, 2020, the Company had $29.8 million in cash and $10.0 million available under Kinergy’s operating line of credit. During the first half of 2020, the Company generated $45.7 million in cash from its operations and realized $19.9 million in net cash proceeds from the sale of its interest in Pacific Aurora. These positive cash flows have allowed the Company to make net payments totaling $52.3 million on its debt. Further, subsequent to June 30, 2020, the Company made an additional $9.2 million in payments on its term debt.

The Company, as previously agreed with its lenders, has presented and continues to negotiate a comprehensive plan to restructure its assets and liabilities. The Company has appointed a chief restructuring officer to facilitate the development of such a plan and to assist in the Company’s current strategic initiatives. The Company expects the negotiated plan may include additional assets sales, soliciting new investments in its assets, further debt payments and further reductions to overhead expenses.

The Company believes that as of the date of this report, it is in compliance with all debt covenants contained in its credit facilities, except the Company’s obligation to obtain lender approval of a comprehensive plan to restructure its assets and liabilities with respect to its Pekin and ICP lenders. The Company has appointed a chief restructuring officer to facilitate the development of such a plan and has presented and continues to negotiate the plan with its lenders. As a result, the Company is not in compliance with its obligations to its lenders, which could result in their acceleration of the Company’s debt. Although the Company does not expect such an outcome, especially in light of its financial performance and debt prepayments during the second quarter and thereafter, the Company does not have sufficient liquidity or capital resources to immediately repay its debt if accelerated. Even though the Company doesn’t believe acceleration is probable, it has classified its related debt as current on the Company’s consolidated balance sheets. Given the above noted projected cash flows from operations and debt repayments, the Company believes it has alleviated substantial doubt about its ability to continue as a going concern. Therefore, the Company believes it has sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs for the next twelve months.

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

Of the accounts receivable balance, approximately $40,772,000 and $63,736,000 at June 30, 2020 and December 31, 2019, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $16,000 and $39,000 as of June 30, 2020 and December 31, 2019, respectively. The Company recorded a bad debt recovery of $18,000 and a bad debt expense of $1,000 for the three months ended June 30, 2020 and 2019, respectively. The Company recorded a bad debt expense of $1,000 and $27,000 for the six months ended June 30, 2020 and 2019, respectively.

Financial Instruments – The carrying values of cash and cash equivalents, accounts receivable, derivative assets, accounts payable, accrued liabilities and derivative liabilities are reasonable estimates of their fair values because of the short maturity of these items. The carrying value of the Company’s senior secured notes were recorded at fair value at December 31, 2019 and are considered Level 2 fair value measurements. The Company believes their carrying value approximates fair value at June 30, 2020. The Company believes the carrying value of its notes receivable are not considered materially different than fair value due to their recent issuances, and other long-term debt instruments are not considered materially different than fair value because the interest rates on these instruments are variable, and are considered Level 2 fair value measurements.

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

On April 15, 2020, the Company closed the sale of its ownership interest in Pacific Aurora and preliminarily received total consideration of $52.8 million, subject to working capital adjustments of approximately $35.3 million, resulting in cash proceeds of $19.9 million and the balance of $16.5 million in long-term ACEC promissory notes, resulting in a net loss on sale of approximately $1.4 million, recorded as other income (expense) in the Company’s consolidated statements of operations. Approximately $14.5 million of the cash proceeds were used to repay a portion of the Company’s term debt.

The Company received two promissory notes in the amounts of $8.6 million and $7.9 million as part consideration for the sale, both maturing on April 15, 2025. The $8.6 million note accrues interest at an annual rate of 5.00%. Interest payments are due quarterly beginning July 1, 2020 and principal payments of $0.4 million are due quarterly beginning July 1, 2021. The $7.9 million note accrues interest at an annual rate of 4.50%. Interest payments are due quarterly beginning July 1, 2020 and principal payments of $0.4 million are due quarterly beginning January 3, 2022.

In addition, upon the sale, the Company no longer has noncontrolling interests on its balance sheet and no longer records income (loss) of noncontrolling interests for future periods.

For the three months ended June 30, 2020 and 2019, Pacific Aurora contributed less than $0.1 million and $45.4 million in net sales, $0.5 million and $2.5 million in pre-tax loss, and $0.1 million and $0.6 million in net loss attributed to noncontrolling interests, respectively. For the six months ended June 30, 2020 and 2019, Pacific Aurora contributed $39.6 million and $81.9 million in net sales, $8.4 million and $7.4 million in pre-tax loss, and $2.2 million and $1.9 million in net loss attributed to noncontrolling interests, respectively.

3.	SEGMENTS.

The Company reports its financial and operating performance in two segments: (1) ethanol production, which includes the production and sale of high quality alcohol, ethanol and co-products, with all of the Company’s production facilities aggregated, and (2) marketing and distribution, which includes marketing and merchant trading for Company-produced high quality alcohol, ethanol and co-products and third-party ethanol.

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net Sales
Production, recorded as gross:
Ethanol/alcohol sales	$105,321	$194,394	$289,989	$373,783
Co-product sales	35,328	64,679	104,129	133,485
Intersegment sales	503	421	1,097	784
Total production sales	141,152	259,494	395,215	508,052

Marketing and distribution:
Ethanol/alcohol sales, gross	$71,118	$86,754	$128,624	$193,908
Ethanol/alcohol sales, net	307	474	736	928
Intersegment sales	893	1,942	2,785	3,760
Total marketing and distribution sales	72,318	89,170	132,145	198,596

Intersegment eliminations	(1,396)	(2,363)	(3,882)	(4,544)
Net sales as reported	$212,074	$346,301	$523,478	$702,104

Cost of goods sold:
Production	$113,196	$257,187	$382,857	$515,782
Marketing and distribution	69,092	87,741	126,211	189,569
Intersegment eliminations	(1,396)	(2,598)	(3,882)	(4,929)
Cost of goods sold as reported	$180,892	$342,330	$505,186	$700,422

Income (loss) before benefit for income taxes:
Production	$17,811	$(7,117)	$(7,219)	$(24,683)
Marketing and distribution	1,664	(129)	2,605	5,989
Corporate activities	(4,621)	(1,044)	(7,688)	(3,757)
	$14,854	$(8,290)	$(12,302)	$(22,451)
Depreciation and amortization:
Production	$9,034	$10,199	$18,540	$23,557
Corporate activities	79	113	266	358
	$9,113	$10,312	$18,806	$23,915

Interest expense:
Production	$1,623	$2,048	$3,739	$3,755
Marketing and distribution	313	774	940	1,362
Corporate activities	2,711	2,293	5,275	4,734
	$4,647	$5,115	$9,954	$9,851

The following table sets forth the Company’s total assets by operating segment (in thousands):

	June 30, 2020	December 31, 2019
Total assets:
Production	$397,331	$492,060
Marketing and distribution	82,868	106,863
Corporate assets	16,930	13,572
	$497,129	$612,495

4.	INVENTORIES.

Inventories consisted primarily of bulk high quality alcohol, ethanol, corn, co-products, low-carbon and Renewable Identification Number (“RIN”) credits and unleaded fuel, and are valued at the lower-of-cost-or-net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a $0 and $1,290,000 valuation adjustment as of June 30, 2020 and December 31, 2019, respectively. Inventory balances consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Finished goods	$28,810	$38,194
Work in progress	3,018	7,426
Raw materials	6,655	7,890
Low-carbon and RIN credits	6,443	5,690
Other	1,400	1,400
Total	$46,326	$60,600

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
Kinergy line of credit	$41,441	$78,338
Pekin term loan	26,000	39,500
Pekin revolving loan	32,000	32,000
ICP term loan	—	12,000
ICP revolving loan	18,000	18,000
CARES Act loans	9,860	—
Parent notes payable	65,782	65,649
	193,083	245,487
Less unamortized debt premium	346	461
Less unamortized debt financing costs	(1,541)	(2,153)
Less short-term portion	(96,000)	(63,000)
Long-term debt	$95,888	$180,795

PE Pekin Credit Facilities – On March 20, 2020, Pacific Ethanol Pekin, LLC (“PE Pekin”) and its lender agreed to defer $1.0 million in aggregate interest payments due March 20, 2020 and April 20, 2020 until May 20, 2020. On that same date, the Company granted to the lender a security interest in all of the Company’s equity interests in PE Op Co., which indirectly owns the Company’s plants located on the West Coast. The Company and certain subsidiaries also entered into intercreditor agreements with the PE Pekin and Illinois Corn Processing, LLC (“ICP”) lenders, and the agent for the Company’s senior secured noteholders, to address issues of priority and the allocation of proceeds from asset sales. In July 2020, the Company reached a confidential settlement of an outstanding dispute resulting in a gain and cash proceeds of approximately $11.8 million. The Company used a portion of these funds to make approximately $7.4 million in additional principal payments on PE Pekin’s term debt.

ICP Credit Facilities – On March 20, 2020, ICP and its lender agreed to defer a $1.5 million principal payment due March 20, 2020 and $0.3 million in aggregate interest payments due March 20, 2020 and April 20, 2020 until May 20, 2020. On that same date, the Company granted to the lender a security interest in all of the Company’s equity interests in PE Op Co. The Company and certain of its subsidiaries also entered into intercreditor agreements with the PE Pekin and ICP lenders, and the agent for the Company’s senior secured noteholders, to address issues of priority and the allocation of proceeds from asset sales. The Company used a portion of the proceeds from the settlement noted above, in July 2020, to make approximately $1.8 million in additional principal payments on ICP’s term debt.

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

Restrictions – At June 30, 2020, there were approximately $204.4 million of net assets at the Company’s subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of the Company’s subsidiaries.

6.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At June 30, 2020, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and co-products. The Company had open ethanol indexed-price contracts for 5,169,000 gallons of ethanol as of June 30, 2020 and open fixed-price ethanol and high quality alcohol sales contracts totaling $226,845,000 as of June 30, 2020. The Company had open fixed-price co-product sales contracts totaling $9,320,000 and open indexed-price co-product sales contracts for 179,000 tons as of June 30, 2020. These sales contracts are scheduled to be completed throughout 2020 and 2021.

Purchase Commitments – At June 30, 2020, the Company had indexed-price purchase contracts to purchase 35,476,000 gallons of ethanol and fixed-price purchase contracts to purchase $7,766,000 of ethanol from its suppliers. The Company had fixed-price purchase contracts to purchase $7,669,000 of corn from its suppliers as of June 30, 2020. These purchase commitments are scheduled to be satisfied throughout 2020. In July 2020, the Company entered into derivative contracts to hedge its corn costs for its fixed sales contracts.

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

Warrants – The Company’s warrants issued December 22, 2019, were valued using the Black-Scholes Valuation Model.

Significant assumptions used and related fair value for the warrants as of June 30, 2020 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Warrants Outstanding	Fair Value
12/22/19	$1.00	122.0%	0.16%	2.50	5,500,000	$1,618,100

Significant assumptions used and related fair value for the warrants as of December 31, 2019 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Warrants Outstanding	Fair Value
12/22/19	$1.00	76.0%	1.66%	3.00	5,500,000	$977,000

The fair values of the warrants are based on unobservable inputs and are designated as Level 3 inputs.

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

The following table summarizes recurring and nonrecurring fair value measurements by level at June 30, 2020 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3

Liabilities:

Warrants	$(1,618)	$—	$—	$(1,618)
	$(1,618)	$—	$—	$(1,618)

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2019 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$2,438	$2,438	$—	$—

Long-lived assets held-for-sale	70,400	—	—	70,400
Defined benefit plan assets(1)
(pooled separate accounts):
Large U.S. Equity(2)	4,654	—	4,654	—	30%
Small/Mid U.S. Equity(3)	2,348	—	2,348	—	15%
International Equity(4)	2,596	—	2,596	—	17%
Fixed Income(5)	6,056	—	6,056	—	38%
	$88,492	$2,438	$15,654	$70,400

Liabilities:
Derivative financial instruments	$(1,860)	$(1,860)	$—	$—

Warrants	(977)	—	—	(977)
	$(2,837)	$(1,860)	$—	$(977)

(1)	Included in derivative instruments in the consolidated balance sheets.
(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

9.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30, 2020
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol, Inc.	$14,964
Less: Preferred stock dividends	(315)
Basic and diluted loss per share:
Income available to common stockholders	$14,649	54,498	$0.27

	Three Months Ended June 30, 2019
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(7,646)
Less: Preferred stock dividends	(315)
Basic and diluted loss per share:
Loss available to common stockholders	$(7,961)	47,771	$(0.17)

	Six Months Ended June 30, 2020
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(10,136)
Less: Preferred stock dividends	(630)
Basic and diluted loss per share:
Loss available to common stockholders	$(10,766)	54,163	$(0.20)

	Six Months Ended June 30, 2019
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(20,536)
Less: Preferred stock dividends	(627)
Basic and diluted loss per share:
Loss available to common stockholders	$(21,163)	46,651	$(0.45)

There were an aggregate of 635,000 potentially dilutive weighted-average shares from convertible securities outstanding for the three and six months ended June 30, 2020 and 2019. These convertible securities were not considered in calculating diluted net income (loss) per share for the periods presented, as their effect would have been anti-dilutive.

10.	PARENT COMPANY FINANCIALS.

Restricted Net Assets – At June 30, 2020, the Company had approximately $204,432,000 of net assets at its subsidiaries that were not available to be transferred to Pacific Ethanol in the form of dividends, distributions, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

Parent company financial statements for the periods covered in this report are set forth below (in thousands):

	June 30, 2020	December 31, 2019
Current Assets:
Cash and cash equivalents	$8,687	$4,985
Receivables from subsidiaries	14,264	13,057
Other current assets	1,756	2,349
Total current assets	24,707	20,391

Property and equipment, net	202	269
Other Assets:
Investments in subsidiaries	214,898	218,464
Pacific Ethanol West plant receivable	49,937	55,750
Right of use operating lease assets, net	3,121	3,253
Other assets	1,344	1,452
Total other assets	269,300	278,919
Total Assets	$294,209	$299,579

Current Liabilities:
Accounts payable and accrued liabilities	$3,297	$5,907
Accrued PE Op Co. purchase	3,829	3,829
Current portion of long-term debt	20,000	10,000
Other current liabilities	678	659
Total current liabilities	27,804	20,395

Long-term debt, net of current portion	51,140	56,110
Other liabilities	4,524	3,294
Total Liabilities	83,468	79,799
Stockholders’ Equity:
Preferred stock	1	1
Common and non-voting common stock	55	56
Additional paid-in capital	944,035	942,307
Accumulated other comprehensive loss	(2,370)	(2,370)
Accumulated deficit	(730,980)	(720,214)
Total Pacific Ethanol, Inc. stockholders’ equity	210,741	219,780
Total Liabilities and Stockholders’ Equity	$294,209	$299,579

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Management fees from subsidiaries	$2,873	$3,000	$6,126	$6,330
Selling, general and administrative expenses	4,308	2,818	9,685	7,547
Income (loss) from operations	(1,435)	182	(3,559)	(1,217)
Fair value adjustments	(1,314)	—	(641)	—
Interest income	1,004	1,172	2,046	2,331
Interest expense	(2,725)	(2,307)	(5,343)	(4,762)
Other expense	(140)	(83)	(162)	(84)
Loss before benefit for income taxes	(4,610)	(1,036)	(7,659)	(3,732)
Benefit for income taxes	—	—	—	—
Loss before benefit for income taxes	(4,610)	(1,036)	(7,659)	(3,732)
Equity in income (losses) of subsidiaries	19,574	(6,610)	(2,477)	(16,804)
Consolidated net income (loss)	$14,964	$(7,646)	$(10,136)	$(20,536)

	For the Six Months Ended June 30,
	2020	2019
Operating Activities:
Net loss	$(10,136)	$(20,536)
Adjustments to reconcile net loss to cash used in operating activities:
Equity in losses of subsidiaries	2,477	16,804
Fair value adjustments	(641)	—
Depreciation	67	142
Amortization of debt (premiums) discounts	(115)	357
Changes in operating assets and liabilities:
Accounts receivable	(1,207)	1,871
Other assets	714	(281)
Accounts payable and accrued expenses	—	1,363
Accounts payable with subsidiaries	475	(600)
Net cash used in operating activities	$(8,366)	$(880)
Investing Activities:
Additions to property and equipment	$—	$(11)
Net cash used in investing activities	$—	$(11)
Financing Activities:
Proceeds from issuances of common stock	$282	$3,670
Proceeds from plant receivables	5,813	—
Proceeds from long-term debt	5,973	—
Payments on senior notes	—	(3,748)
Preferred stock dividend payments	—	(627)
Net cash provided by (used in) financing activities	$12,068	$(705)
Net change in cash and cash equivalents	3,702	(1,596)
Cash and cash equivalents at beginning of period	4,985	6,759
Cash and cash equivalents at end of period	$8,687	$5,163

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including:

●	fluctuations in the market prices of our products;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	the projected growth or contraction in the markets in which we operate;

●	our strategies for expanding, maintaining or contracting our presence in these markets;

●	anticipated trends in our financial condition and results of operations; and

●	our ability to distinguish ourselves from our current and future competitors.

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

Overview

We are a leading producer and marketer of high quality alcohol products and low-carbon renewable fuels in the United States.

We operate seven strategically-located production facilities. Three of our plants are located in the Midwestern state of Illinois and four of our plants are in the Western states of California, Oregon and Idaho. We are the seventh largest ethanol producer in the United States based on annualized production capacity. Our plants have a combined high quality alcohol and fuel ethanol production capacity of 450 million gallons per year. We market all the high quality alcohol, ethanol and co-products produced at our plants as well as ethanol produced by third parties. In 2019, we marketed nearly 1.0 billion gallons combined of high quality alcohol and ethanol, and nearly 3.0 million tons of co-products on a dry matter basis. Our business consists of two operating segments: a production segment and a marketing segment.

Our mission is to be a leading producer and marketer of high quality alcohol products, low-carbon renewable fuels and high-value animal feed in the United States. We intend to accomplish this goal in part by investing in our production and distribution infrastructure, lowering the carbon intensity of our products, extending our marketing business into new regional and international markets, and implementing new technologies to promote higher production yields and greater efficiencies.

Production Segment

We produce high quality alcohol, ethanol and co-products at our production facilities described below. Our plants located in the Midwest are in the heart of the Corn Belt, benefit from low-cost and abundant feedstock production and allow for access to many additional domestic markets. In addition, our ability to load unit trains and barges from our Pekin, Illinois plants, allows for greater access to international markets. Our plants located on the West Coast are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages.

Currently, we are operating at approximately 52% of production capacity. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

Facility Name	Facility Location	Estimated Annual Capacity (gallons)	Operating Status
Magic Valley	Burley, ID	60,000,000	Idled
Columbia	Boardman, OR	40,000,000	Operating
Stockton	Stockton, CA	60,000,000	Idled
Madera	Madera, CA	40,000,000	Idled

Pekin Wet	Pekin, IL	100,000,000	Operating
Pekin Dry	Pekin, IL	60,000,000	Idled*
Pekin ICP	Pekin, IL	90,000,000	Operating

*	We anticipate restarting our Pekin dry mill in September 2020, which was idled due to river closures.

We produce high quality alcohol and ethanol co-products at our production facilities such as wet distillers grains, or WDG, dried distillers grains with solubles, or DDGS, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, corn oil, dried yeast and CO2.

Marketing Segment

We market high quality alcohol products, low-carbon ethanol, high protein feed and co-products produced by our facilities. We also market fuel ethanol produced by third parties.

We have extensive and long-standing customer relationships, both domestic and international, for our high quality alcohol products. These customers include producers and distributors of ingredients for cosmetics, sanitizers and related products, distilled spirits producers, food products manufacturers, producers of personal health/consumer health and personal care hygiene products, and global trading firms.

Our fuel ethanol customers are located throughout the Western and Midwestern United States and consist of integrated oil companies and gasoline marketers who blend ethanol into gasoline. Our customers depend on us to provide a reliable supply of fuel ethanol, and manage the logistics and timing of delivery with very little effort on their part. Our customers collectively require ethanol volumes in excess of the supplies we produce at our Western production facilities. We secure additional ethanol supplies from third-party plants in California and other third-party suppliers in the Midwest where a majority of ethanol producers are located. We arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers in the Western United States as well as in the Midwest from a variety of sources.

We market our distillers grains and other feed co-products to dairies and feedlots, in many cases located near our plants. These customers use our feed co-products for livestock as a substitute for corn and other sources of starch and protein. We sell our corn oil to poultry and biodiesel customers. We do not market co-products from other producers.

See “Note 3 – Segments” to our Notes to Consolidated Financial Statements included elsewhere in this report for financial information about our business segments.

Current Initiatives and Outlook

In the second quarter, we experienced an excellent margin environment for our high quality alcohol, reflecting the benefits of our diversification strategy, expanded production and robust demand for our products used in sanitizers and disinfectants due to the ongoing coronavirus pandemic. To meet increased demand, we focused on debottlenecking production and other process improvements to generate additional production capacity for high quality alcohol of 25 million gallons per year at our Pekin campus. In addition, we continue to modify and refurbish existing equipment to further increase production capacity of USP-grade alcohol by an additional 30 million gallons per year by the end of 2020. As we move into 2021, our Pekin campus will have total production capacity for high quality alcohol of 140 million gallons per year, the majority of which will meet or exceed USP specifications.

Our high quality alcohol products consistently achieve significantly better margins than fuel ethanol. Moreover, high-quality alcohol is typically sold at fixed prices and volumes with longer-term commitments than fuel ethanol, allowing us to lock in our input costs over the contract term and better secure favorable margins. The majority of our high quality alcohol production is contracted through 2020, and we are building a strong book of sales for 2021 as we add new customers and renew existing contracts.

The market for high quality alcohol requires that manufacturers have specialized equipment and systems, and also strong quality controls, experience and operational capabilities to produce alcohol products that meet customers’ precise and unique specifications. The coronavirus pandemic significantly increased demand for sanitizers and disinfectants, which quickly outstripped available supplies. In response, the federal government temporarily loosened quality-control requirements, which had the unintended consequence of allowing questionable third-party products into the marketplace. We expect that quality-control requirements will be retightened, highlighting a competitive advantage we hold over various third-party producers.

Our Pekin campus has produced industrial, chemical and beverage grade alcohol for over 100 years. We have new as well as many long-standing relationships with key domestic and international customers who benefit from our quality products, service and logistics advantages, including our ability to ship products via truck, rail or barge. Given our quality control capabilities, we intend to continue to meet or exceed our stringent customer and regulatory standards.

We also continue to enjoy strong demand for our high protein meal and dried yeast products, which our Pekin facilities have manufactured for over 20 years. For example, we offer a high quality yeast used in pet and human food and a high protein corn meal used in poultry, pet food and aquaculture. Despite the slowdown in our production of fuel ethanol co-products as a result of the coronavirus pandemic, we have been able to consistently maintain production of these high value products at our Pekin campus, resulting in strong co-product returns.

With regard to our fuel grade ethanol operations, we continued to experience a poor margin environment in the second quarter resulting from low demand from the impact of the coronavirus pandemic. Industry-wide ethanol production had declined by more than 50% at the beginning of the second quarter. Most of our fuel ethanol commitments for the quarter were met through our third party marketing business.

Although we have seen some resurgence in both production and demand, the current market environment for fuel ethanol remains volatile and uncertain, with overall demand off by more than 10% from a year ago. In addition, fuel ethanol production crush margins remain variable and unpredictable over the longer term. Given these market conditions, we do not intend to restart our idled fuel ethanol plants in the Western states until we can better secure positive forward operating margins for the facilities. We anticipate that reopening may also entail either repurposing certain facilities or restarting with high value complementary or differentiated products. We are considering all options for maximizing or monetizing the value of our fuel ethanol plants, and we are in discussions with various parties in this regard.

We continue to pursue a number of strategic initiatives focused on the sale of additional production assets, a reduction of our debt levels, a strengthening of our cash and liquidity position, and opportunities for strategic partnerships and capital raising activities, positioning us to optimize our business performance.

We remain focused on implementing initiatives and investing in our assets to further diversify our sales through additional products and revenue streams, improve our production yields and other operating efficiencies, and reduce costs, both at the operating and corporate levels.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2020	2019	Variance	2020	2019	Variance
Production gallons sold (in millions)	56.9	118.6	(52.0)%	179.5	235.5	(23.8)%
Third party gallons sold (in millions)	73.9	83.2	(11.2)%	136.3	178.0	(23.4)%
Total gallons sold (in millions)	130.8	201.8	(35.2)%	315.8	413.5	(23.6)%

Total gallons produced (in millions)	47.6	121.3	(60.8)%	163.9	243.8	(32.8)%

Production capacity utilization	40%	80%	(50.0)%	82%	82%	—

Average sales price per gallon	$1.59	$1.61	(1.2)%	$1.55	$1.57	(1.3)%

Corn cost per bushel – CBOT equivalent	$3.39	$3.81	(11.0)%	$3.59	$3.77	(4.8)%
Average basis (1)	$0.20	$0.41	(51.2)%	$0.32	$0.40	(20.0)%
Delivered cost of corn	$3.59	$4.22	(14.9)%	$3.91	$4.17	(6.2)%

Total co-product tons sold (in thousands)	250.1	691.5	(63.8)%	922.0	1,375.6	(33.0)%

Co-product revenues as % of delivered cost of corn(2)	46.5%	35.5%	31.0%	41.8%	37.2%	12.4%

Average CBOT ethanol price per gallon	$1.08	$1.41	(23.4)%	$1.16	$1.36	(14.7)%
Average CBOT corn price per bushel	$3.23	$3.90	(17.2)%	$3.59	$3.82	(6.0)%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.

(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent

Net sales	$212,074	$346,301	$(134,227)	(38.8)%	$523,478	$702,104	$(178,626)	(25.4)%
Cost of goods sold	180,892	342,330	(161,438)	(47.2)%	505,186	700,422	(195,236)	(27.9)%
Gross profit	$31,182	$3,971	$27,211	685.2%	$18,292	$1,682	$16,610	987.5%
Percentage of net sales	14.7%	1.1%			3.5%	0.2%

Net Sales

The decline in our net sales for the three and six months ended June 30, 2020 as compared to the same periods in 2019 was primarily due to a significant decline in our ethanol production gallons sold.

We sold fewer ethanol production gallons and co-products for the three and six months ended June 30, 2020 as compared to the same periods in 2019. These declines are primarily due to significantly reduced transportation fuel demand from the effects of stay-at-home orders as a result of the coronavirus pandemic. As a result, we reduced our production capacity utilization to 40% on a consolidated basis in the second quarter. Demand for our high quality alcohol, however, increased significantly in the sanitizer and disinfectant markets. These markets have historically, and even more so in the second quarter, provided a premium price over fuel ethanol markets. Our third-party gallons sold declined in the quarter, but less than the decline in overall ethanol demand, as most of our fuel ethanol commitments for the quarter were met through our third party marketing business.

Three Months Ended June 30, 2020 and 2019

On a consolidated basis, our average sales price per gallon declined 1.2% to $1.59 for the three months ended June 30, 2020 compared to $1.61 for the same period in 2019. The average Chicago Board of Trade, or CBOT, ethanol price per gallon, declined 23.4% to $1.08 for the three months ended June 30, 2020 compared to $1.41 for the same period in 2019.

Production Segment

Net sales of alcohol and ethanol from our production segment declined by $89.1 million, or 46%, to $105.3 million for the three months ended June 30, 2020 as compared to $194.4 million for the same period in 2019. Our total volume of production gallons sold declined by 61.7 million gallons, or 52%, to 56.9 million gallons for the three months ended June 30, 2020 as compared to 118.6 million gallons for the same period in 2019. Our production segment’s average sales price per gallon increased 13% to $1.85 for the three months ended June 30, 2020 compared to $1.64 for the same period in 2019. At our production segment’s average sales price per gallon of $1.85 for the three months ended June 30, 2020, we generated $114.3 million less in net sales from our production segment from the 61.7 million fewer gallons of produced alcohol and ethanol sold in the three months ended June 30, 2020 as compared to the same period in 2019. The increase of $0.21 in our production segment’s average sales price per gallon for the three months ended June 30, 2020 as compared to the same period in 2019 increased our net sales of alcohol and ethanol from our production segment by $25.2 million.

Net sales of co-products declined $29.4 million, or 45%, to $35.3 million for the three months ended June 30, 2020 as compared to $64.7 million for the same period in 2019. Our total volume of co-products sold declined by 441.4 thousand tons, or 64%, to 250.1 thousand tons for the three months ended June 30, 2020 from 691.5 thousand tons for the same period in 2019, however, our average sales price per ton improved to $141.26 for the three months ended June 30, 2020 from $93.53 for the same period in 2019. At our average sales price per ton of $141.26 for the three months ended June 30, 2020, we generated $62.4 million less in net sales from the 441.4 thousand ton decline in co-products sold in the three months ended June 30, 2020 as compared to the same period in 2019. The increase in our average sales price per ton of $47.73, or 51%, for the three months ended June 30, 2020 as compared to the same period in 2019 increased our net sales of co-products by $33.0 million.

Marketing Segment

Net sales of alcohol and ethanol from our marketing segment, excluding intersegment sales, declined by $15.8 million, or 18%, to $71.4 million for the three months ended June 30, 2020 as compared to $87.2 million for the same period in 2019. Our total volume of alcohol and ethanol gallons sold by our marketing segment declined by 71.0 million gallons, or 35%, to 130.8 million gallons for the three months ended June 30, 2020 as compared to 201.8 million gallons for the same period in 2019. The 71.0 million decline in gallons sold by our marketing segment is comprised of 61.7 million fewer production gallons sold and 9.3 million fewer third party gallons sold. The 9.3 million gallon decline in third party gallons sold is comprised of 0.3 million fewer gallons sold on a gross basis and 9.0 million fewer gallons sold on a net basis.

Our marketing segment’s average fuel ethanol sales price per gallon declined 17% to $1.34 for the three months ended June 30, 2020 compared to $1.62 for the same period in 2019. At our marketing segment’s average sales price per gallon of $1.34 for the three months ended June 30, 2020, we generated $0.4 million less in net sales from our marketing segment from the 0.3 million fewer gallons in third party ethanol sold in the three months ended June 30, 2020 as compared to the same period in 2019. The decline of $0.28 in our marketing segment’s average sales price per gallon for the three months ended June 30, 2020 as compared to the same period in 2019 reduced our net sales from third party ethanol sold by our marketing segment by $15.4 million.

Six Months Ended June 30, 2020 and 2019

On a consolidated basis, our average sales price per gallon declined 1.3% to $1.55 for the six months ended June 30, 2020 compared to $1.57 for the same period in 2019. The average CBOT ethanol price per gallon declined 14.7% to $1.16 for the six months ended June 30, 2020 compared to $1.36 for the same period in 2019.

Production Segment

Net sales of alcohol and ethanol from our production segment declined by $83.8 million, or 22%, to $290.0 million for the six months ended June 30, 2020 as compared to $373.8 million for the same period in 2019. Our total volume of production gallons sold declined by 56.0 million gallons, or 24%, to 179.5 million gallons for the six months ended June 30, 2020 as compared to 235.5 million gallons for the same period in 2019. Our production segment’s average sales price per gallon increased 2% to $1.62 for the six months ended June 30, 2020 compared to $1.59 for the same period in 2019. At our production segment’s average sales price per gallon of $1.62 for the six months ended June 30, 2020, we generated $90.7 million less in net sales from our production segment from the 56.0 million fewer gallons of produced alcohol and ethanol sold in the six months ended June 30, 2020 as compared to the same period in 2019. The increase of $0.03 in our production segment’s average sales price per gallon for the six months ended June 30, 2020 as compared to the same period in 2019 increased our net sales of alcohol and ethanol from our production segment by $6.9 million.

Net sales of co-products declined $29.3 million, or 22%, to $104.1 million for the six months ended June 30, 2020 as compared to $133.4 million for the same period in 2019. Our total volume of co-products sold declined by 453.6 thousand tons, or 33%, to 922.0 thousand tons for the six months ended June 30, 2020 from 1,375.6 thousand tons for the same period in 2019, and our average sales price per ton increased to $112.94 for the six months ended June 30, 2020 from $97.04 for the same period in 2019. At our average sales price per ton of $112.94 for the six months ended June 30, 2020, we generated $51.2 million less in net sales from the 453.6 thousand ton decline in co-products sold in the six months ended June 30, 2020 as compared to the same period in 2019. The increase in our average sales price per ton of $15.90, or 16%, for the six months ended June 30, 2020 as compared to the same period in 2019 increased our net sales of co-products by $21.9 million.

Marketing Segment

Net sales of alcohol and ethanol from our marketing segment, excluding intersegment sales, declined by $65.4 million, or 34%, to $129.4 million for the six months ended June 30, 2020 as compared to $194.8 million for the same period in 2019. Our total volume of alcohol and ethanol gallons sold by our marketing segment declined by 97.7 million gallons, or 24%, to 315.8 million gallons for the six months ended June 30, 2020 as compared to 413.5 million gallons for the same period in 2019. The 97.7 million decline in gallons sold by our marketing segment is comprised of 56.0 million fewer production gallons sold and 41.7 million fewer third party gallons sold. The 41.7 million decline in third party gallons sold is comprised of 31.7 million fewer gallons sold on a gross basis and 10.0 million fewer gallons sold on a net basis.

Our marketing segment’s average fuel ethanol sales price per gallon declined 9.8% to $1.47 for the six months ended June 30, 2020 as compared to $1.63 for the same period in 2019. At our marketing segment’s average sales price per gallon of $1.47 for the six months ended June 30, 2020, we generated $46.7 million less in net sales from our marketing segment from the 41.7 million fewer gallons in third party ethanol sold in the six months ended June 30, 2020 as compared to the same period in 2019. The decline of $0.16 in our marketing segment’s average sales price per gallon for the six months ended June 30, 2020 as compared to the same period in 2019 reduced our net sales from third party ethanol sold by our marketing segment by $18.7 million.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit improved to $31.2 million, representing a gross profit margin of 14.7%, for the three months ended June 30, 2020 compared to $4.0 million, representing a gross profit margin of 1.1%, for the same period in 2019. Our consolidated gross profit improved to $18.3 million, representing a gross profit margin of 3.5%, for the six months ended June 30, 2020 compared to $1.7 million, representing a gross profit margin of 0.2%, for the same period in 2019. Our gross profit and gross profit margin improved primarily due to significantly higher margins from sales of our high quality alcohol.

Three Months Ended June 30, 2020 and 2019

Production Segment

Our production segment’s gross profit from external sales improved by $25.6 million to $27.9 million for the three months ended June 30, 2020 as compared to $2.3 million for the same period in 2019. Of this improvement, $55.6 million is attributable to our production segment’s higher margins for the three months ended June 30, 2020 as compared to the same period in 2019, partially offset by $30.0 million in lower gross profit attributable to decreased ethanol production volumes for the three months ended June 30, 2020 as compared to the same period in 2019.

Marketing Segment

Our marketing segment’s gross profit increased by $1.7 million to $3.3 million for the three months ended June 30, 2020 as compared to $1.6 million for the same period in 2019. Of this improvement, nearly all of it relates to our marketing segment’s higher margins per gallon for the three months ended June 30, 2020 as compared to the same period in 2019.

Six Months Ended June 30, 2020 and 2019

Production Segment

Our production segment’s gross profit from external sales improved by $20.1 million to $12.3 million for the six months ended June 30, 2020 as compared to a gross loss of $7.8 million for the same period in 2019. Of this improvement, $23.9 million is attributable to our production segment’s higher margins for the six months ended June 30, 2020 as compared to the same period in 2019, partially offset by $3.8 million in lower gross profit attributable to reduced ethanol production volumes for the six months ended June 30, 2020 as compared to the same period in 2019.

Marketing Segment

Our marketing segment’s gross profit declined by $3.5 million to $5.9 million for the six months ended June 30, 2020 as compared to $9.4 million for the same period in 2019. Of this decline, $1.3 million is attributable to our marketing segment’s lower margins per gallon and $2.2 million is attributable to the reduction in third-party marketing volumes for the six months ended June 30, 2020 as compared to the same period in 2019.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Selling, general and administrative expenses	$8,629	$6,708	$1,921	28.6%	$18,841	$14,943	$3,898	26.1%
Percentage of net sales	4.1%	1.9%			3.6%	2.1%

Our SG&A expenses increased for the three and six months ended June 30, 2020 as compared to the same period in 2019. The increase in SG&A expenses is primarily due to increases in professional fees associated with the sale of our interest in Pacific Aurora, LLC, or Pacific Aurora, and our other strategic initiatives.

Net Income (Loss) Available to Common Stockholders

The following table presents our net income (loss) available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Net income (loss) available to common stockholders	$14,649	$(7,961)	$22,610	NM	$(10,766)	$(21,163)	$10,397	49.1%
Percentage of net sales	6.9%	(2.3)%			(2.1)%	(3.0)%

The improvement in net income (loss) available to common stockholders is primarily due to significantly higher margins from our high quality alcohol sales for the three and six months ended June 30, 2020 as compared to the same periods in 2019.

Liquidity and Capital Resources

During the six months ended June 30, 2020, we funded our operations primarily from cash generated by our operations and cash on hand. These funds were used to make payments on our term debt and under our other credit facilities, and for capital expenditures and to make lease payments.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2020, we continued to experience significant adverse conditions in the ethanol fuel market as demand and pricing were at record lows due to reduced domestic transportation and resulting lower gasoline demand. In response, we reduced production at our facilities by more than 50% in an effort to conserve capital as a result of a substantial reduction in demand due to stay-at-home orders issued in response to the coronavirus pandemic. We have, however, not only continued producing and selling high quality alcohol, but also converted a portion of our fuel ethanol production to higher quality alcohol to respond to increased demand from the sanitizer and disinfectant markets. These sales of high quality alcohol were at a mix of fixed and spot pricing, both of which resulted in positive net income and cash flows from operations during the second quarter. We expect robust demand for our high quality alcohol to continue for at least the next twelve months as we continue to enter fixed price contracts and hedge corn input costs, locking in profit margins on sales of high quality alcohol.

At June 30, 2020, we had $29.8 million in cash and $10.0 million available under our operating line of credit for our marketing subsidiary, Kinergy Marketing LLC, or Kinergy. During the first half of 2020, we generated $45.7 million in cash from our operations and realized $19.9 million in net cash from the sale of our interest in Pacific Aurora. These positive cash flows have allowed us to make net payments totaling $52.3 million on our debt. Further, subsequent to June 30, 2020, we made an additional $9.2 million in payments on our term debt.

As previously agreed with our lenders, we have presented and continue to negotiate a comprehensive plan to restructure our assets and liabilities. We have appointed a chief restructuring officer to facilitate the development of such a plan and to assist in our current strategic initiatives. We expect the negotiated plan may include additional assets sales, soliciting new investments in us or our assets, further debt payments and further reductions to overhead expenses.

Our current available capital resources consist of cash on hand and amounts available for borrowing under our credit facilities. We expect that our future available capital resources will consist primarily of any cash generated from our operations, cash balances, any availability under our lines of credit, net cash proceeds from any sale of our production assets and net cash proceeds from any equity sales or debt financing transactions.

As of June 30, 2020, our current liabilities of $147.0 million exceeded our current assets of $131.8 million, resulting in a working capital deficit of $15.2 million.

We believe that as of the date of this report, we are in compliance with all debt covenants contained in our credit facilities, except our obligation to obtain lender approval of a comprehensive plan to restructure our assets and liabilities with respect to our Pekin and ICP lenders. As noted above, we appointed a chief restructuring officer to facilitate the development of such a plan and we have presented and continue to negotiate the plan with our lenders. As a result, we are not in compliance with our obligations to our lenders, which could result in their acceleration of our debt. Although we do not expect such an outcome, especially in light of our financial performance and debt prepayments during the second quarter and thereafter, we do not have sufficient liquidity or capital resources to immediately repay our debt if accelerated. Even though we do not believe acceleration is probable, we have classified our related debt as current on our consolidated balance sheets. Given our cash flows from operations and debt prepayments, we believe we have alleviated substantial doubt about our ability to continue as a going concern. We therefore believe that we will have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs for the next twelve months.

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

	June 30, 2020	December 31, 2019	Change
Cash and cash equivalents	$29,783	$18,997	56.8%
Current assets	$131,790	$232,064	(43.2)%
Property and equipment, net	$317,950	$332,526	(4.4)%
Current liabilities	$146,954	$160,398	(8.4)%
Long-term debt, net of current portion	$95,888	$180,795	(47.0)%
Working capital (deficit)	$(15,164)	$71,666	NM
Working capital ratio	0.90	1.45	(37.9)%

Restricted Net Assets

At June 30, 2020, we had approximately $204.4 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of our subsidiaries.

Changes in Working Capital and Cash Flows

Our working capital declined to a deficit of $15.2 million at June 30, 2020 from working capital of $71.7 million at December 31, 2019 as a result of a decrease of $100.3 million in current assets, partially offset by a decrease of $13.4 million in current liabilities.

Current assets decreased primarily due to a decrease in assets held-for-sale associated with the completed sale of our interest in Pacific Aurora, and decreases in accounts receivable and inventories, due to the timing of collections, and lower ethanol production and sales.

Our current liabilities decreased primarily due to a decrease in liabilities held-for-sale associated with the completed sale of our interest in Pacific Aurora, partially offset by an increase in the current portion of our long-term debt primarily due to our failure to obtain lender approval of a comprehensive plan to restructure our assets and liabilities.

Our cash and cash equivalents increased by $10.8 million at June 30, 2020 as compared to December 31, 2019 primarily due to $45.7 million in cash provided by our operating activities and $17.4 million in cash provided by our investing activities, partially offset by $52.3 million in cash used in our financing activities.

Cash provided by our Operating Activities

Cash provided by our operating activities increased by $71.4 million for the six months ended June 30, 2020, as compared to the same period in 2019. We generated $45.7 million in cash from our operating activities during the first half of 2020. Specific factors that contributed to the increase in cash provided by our operating activities include:

●	a decrease of $24.5 million related to accounts receivable primarily due to the timing of collections;

●	a decrease of $34.0 million related to inventories as we reduced production during the period;

●	a decrease of $10.1 million in our consolidated net loss due to higher margins from our sales of high quality alcohol; and

●	an increase of $9.4 million related to liabilities held-for-sale in connection with the sale of our interests in Pacific Aurora.

These amounts were partially offset by:

●	a decrease of $9.9 million related to prepaid expenses and other assets due to the timing of payments; and

●	a decrease of $5.1 million in depreciation expense resulting from the sale of Pacific Aurora.

Cash provided by our Investing Activities

Cash provided by our investing activities was $17.4 million for the six months ended June 30, 2020, which included $19.9 million in net proceeds from the sale of Pacific Aurora, partially offset by $2.5 million of additions to property and equipment.

Cash used in our Financing Activities

Cash used in our financing activities was $52.3 million for the six months ended June 30, 2020. Cash used in our financing activities was primarily due to $36.9 million in net payments under Kinergy’s line of credit and $25.5 million in principal payments on our term debt, partially offset by $9.9 million in proceeds under our CARES Act loans and $0.3 million from the issuance of common stock.

Capital Expenditures

Our capital expenditures totaled $2.5 million for the first six months of 2020, largely attributable to enhancements made to the production process of our operating facilities.

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

	Three Months Ended June 30,		Years Ended December 31,
	2020	2019	2019	2018

Fixed-Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	4.84	11.58	5.71	19.06
Excess	2.84	9.58	3.71	17.06

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of June 30, 2020, Kinergy had an outstanding balance of $41.4 million with additional borrowing availability under the credit facility of $10.0 million.

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

On March 21, 2019, PE Pekin amended its term and revolving credit facilities by agreeing to increase the interest rate under the facilities by 125 basis points to an annual rate equal to the 30-day LIBOR plus 5.00%. PE Pekin and its lender also agreed that it is required to maintain working capital of not less than $15.0 million from March 21, 2019 through July 15, 2019 and working capital of not less than $30.0 million from July 15, 2019 and continuing at all times thereafter. On July 15, 2019, PE Pekin and its lender agreed to a further amendment extending the aforementioned July 15, 2019 dates to November 15, 2019. On August 6, 2019, PE Pekin paid its $3.5 million principal payment scheduled for August 20, 2019.

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

On June 26, 2020, we repaid approximately $1.9 million in additional principal on our PE Pekin term debt.

On July 22, 2020, we repaid approximately $7.4 million in additional principal on our PE Pekin term debt.

As of the filing of this report, we believe we are in compliance with all debt covenants under our PE Pekin credit facilities, except our obligation to obtain lender approval of a comprehensive plan to restructure our assets and liabilities.

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

On June 26, 2020, we repaid approximately $6.1 million in additional principal on our ICP term debt, fully repaying the ICP term debt.

On July 22, 2020, we repaid approximately $1.8 million in additional principal on our ICP revolving debt.

As of the filing of this report, we believe we are in compliance with all debt covenants under our ICP credit facilities, except our obligation to obtain lender approval of a comprehensive plan to restructure our assets and liabilities.

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

As of the filing of this report, we believe we are in compliance with all debt covenants under our senior secured notes.

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

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and six months ended June 30, 2020 and 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded as of June 30, 2020 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Risks Related to our Business

The effects of the coronavirus pandemic may further materially and adversely affect our business, results of operations and liquidity.

The coronavirus pandemic has resulted in businesses suspending or substantially curtailing global operations and travel, quarantines, and an overall substantial slowdown of economic activity. Transportation fuels in particular, including ethanol, have experienced significant price declines and reduced demand. A further or extended ongoing downturn in global economic growth, or recessionary conditions in major geographic regions, will lead to poor demand for ethanol and negatively affect the market prices of our products, further materially and adversely affecting our business, results of operations and liquidity.

Our plant indebtedness exposes us to many risks that could negatively impact our business, our business prospects, our liquidity and our cash flows and results of operations.

Our plants located in the Midwest have significant indebtedness. In addition, we have significant indebtedness under our senior secured notes issued at the parent-company level. The terms of our loans require amortizing payments of principal over the lives of the loans and our borrowing availability under our plant revolving credit facilities periodically and automatically declines through the maturity dates of those facilities. Our indebtedness could:

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

We are not in compliance with our obligation to obtain lender approval of a comprehensive plan to restructure our assets and liabilities, which could result in their acceleration of our debt. We do not have sufficient liquidity or capital resources to immediately repay our debt if accelerated.

In addition, our plant indebtedness bears interest at variable rates. An increase in prevailing interest rates would likewise increase our debt service obligations and could materially and adversely affect our cash flows and results of operations.

Our ability to generate sufficient cash to make all principal and interest payments when due depends on our business performance, which is subject to a variety of factors beyond our control, including the supply of and demand for ethanol and co-products, ethanol and co-product prices, the cost of key production inputs, and many other factors incident to the ethanol production and marketing industry. We cannot provide any assurance that we will be able to timely satisfy such obligations. Our failure to timely satisfy our debt obligations could have a material adverse effect on our business, business prospects, liquidity, cash flows and results of operations, and could force us to seek protection under the U.S. Bankruptcy Code.

We have incurred significant losses and negative operating cash flow in the past and we may incur losses and negative operating cash flow in the future, which may hamper our operations and impede us from expanding our business.

We have incurred significant losses and negative operating cash flow in the past. For the six months ended June 30, 2020 and 2019, we incurred consolidated net losses of $12.3 million and $22.5 million, respectively. For the years ended December 31, 2019 and 2018, we incurred consolidated net losses of approximately $101.3 million and $68.0 million, respectively. For the year ended December 31, 2019, we incurred negative operating cash flow of approximately $23.4 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from future financing activities, if any, to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

Our results of operations and our ability to operate at a profit is largely dependent on managing the costs of corn and natural gas and the prices of high quality alcohol, ethanol, distillers grains and other co-products, all of which are subject to significant volatility and uncertainty.

Our results of operations are highly impacted by commodity prices, including the cost of corn and natural gas that we must purchase, and the prices of high quality alcohol, ethanol, distillers grains and other co-products that we sell. Prices and supplies are subject to and determined by market and other forces over which we have no control, such as weather, domestic and global demand, supply shortages, export prices and various governmental policies in the United States and around the world.

As a result of price volatility of corn, natural gas, high quality alcohol, ethanol, distillers grains and other co-products, our results of operations may fluctuate substantially. In addition, increases in corn or natural gas prices or decreases in high quality alcohol, ethanol, distillers grains or other co-product prices may make it unprofitable to operate. In fact, some of our marketing activities will likely be unprofitable in a market of generally declining prices due to the nature of our business. For example, to satisfy customer demands, we maintain certain quantities of ethanol inventory for subsequent resale. Moreover, we procure much of our inventory outside the context of a marketing arrangement and therefore must buy ethanol at a price established at the time of purchase and sell ethanol at an index price established later at the time of sale that is generally reflective of movements in the market price of ethanol. As a result, our margins for ethanol sold in these transactions generally decline and may turn negative as the market price of ethanol declines.

No assurance can be given that corn or natural gas can be purchased at, or near, current or any particular prices or that high quality alcohol, ethanol, distillers grains or other co-products will sell at, or near, current or any particular prices. Consequently, our results of operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of high quality alcohol, ethanol, distillers grains or other co-products.

Over the past several years, the spread between ethanol and corn prices has fluctuated significantly. Fluctuations are likely to continue to occur. A sustained narrow spread, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol or high quality alcohol prices, would adversely affect our results of operations and financial position. Further, combined revenues from sales of ethanol, distillers grains and other co-products could decline below the marginal cost of production, which may force us to suspend production of ethanol, distillers grains and other co-products at some or all of our plants.

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

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. For example, ethanol prices, as reported by the CBOT, ranged from $0.81 to $1.37 per gallon for the six months ended June 30, 2020, from $1.25 to $1.70 per gallon in 2019 and from $1.20 to $1.53 per gallon during 2018. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.

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

Our business depends on the continuing availability of rail, road, port, storage and distribution infrastructure. In particular, due to limited storage capacity at our plants and other considerations related to production efficiencies, our plants depend on just-in-time delivery of corn. The production of ethanol and high quality alcohols also requires a significant and uninterrupted supply of other raw materials and energy, primarily water, electricity and natural gas. Local water, electricity and gas utilities may not be able to reliably supply the water, electricity and natural gas that our plants need or may not be able to supply those resources on acceptable terms. In the past, poor weather has caused disruptions in rail transportation, which slowed the delivery of ethanol by rail, the principle manner by which ethanol from our plants located in the Midwest is transported to market. Disruptions in production or distribution infrastructure, whether caused by labor difficulties, earthquakes, storms, other natural disasters or human error or malfeasance or other reasons, could prevent timely deliveries of corn or other raw materials and energy, and could delay transport of our products to market, and may require us to halt production at one or more plants, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Moreover, our plants may not operate as planned or expected. All of these facilities are designed to operate at or above a specified production capacity. The operation of these facilities is and will be, however, subject to various uncertainties. As a result, these facilities may not produce ethanol, high quality alcohol and co-products at expected levels. In the event any of these facilities do not run at their expected capacity levels, our business, results of operations and financial condition may be materially and adversely affected.

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

Our independent registered public accounting firm’s report for the year ended December 31, 2019 includes an explanatory note describing a substantial doubt as to our ability to continue as a going concern.

As a result of ethanol industry conditions that negatively affected our business, our independent registered public accounting firm included in its report on our audited consolidated financial statements as of and for the year ended December 31, 2019 an explanatory note describing a substantial doubt as to our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities, that may result if we do not continue as a going concern. The presence of a going concern note to our financial statements may have an adverse impact on our business relationships with third parties, and could make it more difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects.

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

The high concentration of our sales within the ethanol production and marketing industry could result in a significant reduction in sales and negatively affect our profitability if demand for ethanol further declines.

Our sales are highly concentrated within the ethanol production and marketing industry. An industry shift away from ethanol, or the emergence of new competing products, may significantly reduce the demand for ethanol. An ongoing or further downturn in the demand for ethanol would likely materially and adversely affect our sales and profitability.

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

We conduct most of our operations through subsidiaries and are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to generate free cash flow. Moreover, some of our subsidiaries are limited in their ability to pay dividends or make distributions, loans or advances to us by the terms of their financing arrangements. At June 30, 2020, we had approximately $204.4 million of net assets at our subsidiaries that were not available to be distributed in the form of dividends, distributions, loans or advances due to restrictions contained in their financing arrangements.

Risks Related to Ownership of our Common Stock

The conversion of convertible securities and the exercise of outstanding options and warrants to purchase our common stock could substantially dilute your investment, impede our ability to obtain additional financing and cause us to incur additional expenses.

Our Series B Preferred Stock, which are convertible into our common stock, and outstanding options to acquire our common stock issued to employees, directors and others, and warrants to purchase our common stock, allow the holders of these securities an opportunity to profit from a rise in the market price of our common stock such that conversion or exercise of the securities will result in dilution of the equity interests of our common stockholders. The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of our Series B Preferred Stock, options and warrants. In addition, holders of our Series B Preferred Stock and warrants have registration rights with respect to the common stock underlying those Series B Preferred Stock and warrants, the registration of which may involve substantial expense.

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

Sales of a substantial number of shares of common stock issued upon conversion of our Series B Preferred Stock and upon exercise of our options and warrants, or even the perception that these sales could occur, could adversely affect the market price of our common stock. As a result, you could experience a substantial decline in the value of your investment as a result of both the actual and potential conversion of our outstanding shares of Series B Preferred Stock and exercise of our outstanding options or warrants.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

●	our ability to continue as a going concern;

●	actions taken by our lenders;

●	fluctuations in the market prices of our products;

●	the cost of key production inputs, including corn and natural gas;

●	the volume and timing of the receipt of orders from major customers;

●	competitive pricing pressures;

●	our ability to timely and cost-effectively produce, sell and deliver our products;

●	the announcement, introduction and market acceptance of alternatives to our products;

●	changes in market valuations of companies similar to us;

●	stock market price and volume fluctuations generally;

●	regulatory developments or increased enforcement;

●	fluctuations in our quarterly or annual operating results;

●	additions or departures of key personnel;

●	the timing and results of our strategic initiatives;

●	our inability to obtain financing;

●	our financing activities and future sales of our common stock or other securities, as well as stockholder dilution; and

●	our ability to maintain contracts that are critical to our operations.

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

Our bylaws contain an exclusive forum provision, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of us to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (d) any action asserting a claim governed by the internal affairs doctrine.

For the avoidance of doubt, the exclusive forum provision described above does not apply to any claims arising under the Securities Act of 1933, as amended, or Securities Act, or the Securities Exchange Act of 1934, as amended, or Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

The choice of forum provision in our bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. The applicable courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. With respect to the provision making the Court of Chancery the sole and exclusive forum for certain types of actions, stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. Finally, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on us.

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

For the three months ended June 30, 2020, in connection with satisfying our withholding requirements, we withheld the following number of shares of our common stock and remitted cash payments to cover the minimum withholding tax amounts, thereby effectively repurchasing from the employees such number of shares of our common stock at the following deemed purchase prices:

Month	Number of Shares Withheld	Deemed Purchase Price Per Share	Aggregate Purchase Price
April	357,239	$0.25	$89,489

Dividends

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of specified financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends.

For the three and six months ended June 30, 2020, we accrued an aggregate of $0.3 million and $0.6 million, respectively, in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, but did not declare or pay cash dividends, as permitted under an agreement with the holders of our Series B Preferred Stock, in an effort to preserve liquidity. For the three and six months ended June 30, 2019, we declared and paid in cash an aggregate of $0.3 million and $0.6 million, respectively, in dividends on our Series B Preferred Stock.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1	Third Amendment to Membership Interest Purchase Agreement dated as of April 15, 2020 by and among Pacific Ethanol Central, LLC, Pacific Aurora, LLC and Aurora Cooperative Elevator Company (1)
10.2	Secured Promissory Note (Negotiable) dated April 15, 2020 in the amount of $8,580,000 by Pacific Aurora, LLC in favor of Pacific Ethanol Central, LLC (1)
10.3	Secured Promissory Note (Non-Negotiable) dated April 15, 2020 in the amount of $7,920,000 by Pacific Aurora, LLC in favor of Pacific Ethanol Central, LLC (1)
10.4	Assignment of Notes and Deeds of Trust dated April 15, 2020 by and among Pacific Ethanol Central, LLC, Pacific Aurora, LLC and CoBank, ACB (1)
10.5	Partial Release of Collateral Letter dated April 15, 2020 by Pacific Ethanol, Inc. and its Subsidiaries named therein, and CoBank, ACB (1)
10.6	Partial Release of Collateral Letter dated April 15, 2020 by Pacific Ethanol, Inc. and its Subsidiaries named therein, Cortland Products Corp., and the Noteholders named therein (1)
10.7	Promissory Note dated April 29, 2020 in the amount of $5,973,138 by Pacific Ethanol, Inc. in favor of Bank of America, NA (2)
10.8	Promissory Note dated May 1, 2020 in the amount of $3,886,729 by Pacific Ethanol Pekin, LLC in favor of Bank of America, NA (2)
10.9	Security Agreement dated May 5, 2020 by Pacific Ethanol Pekin, LLC in favor of Cortland Products Corp. as collateral agent for the Noteholders identified therein (3)
10.10	Note Amendment No. 6 dated May 26, 2020 by and among Pacific Ethanol, Inc. and the Noteholders identified therein (4)
10.11	Second Amendment to Amended and Restated Employment Agreement for Neil M. Koehler dated May 22, 2020 by and between Pacific Ethanol, Inc. and Neil M. Koehler (4)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.3	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

(*)	Filed herewith.
(1)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2020.
(2)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2020.
(3)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2020.
(4)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: August 13, 2020	By:	/S/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)