Form 10-Q
period 2020-09-30
Pacific Ethanol, Inc.
filed 2020-11-16
CIK 778164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, there were 68,494,982 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, and 896 shares of Pacific Ethanol, Inc. non-voting common stock, $0.001 par value per share, outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2020	2019
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$38,730	$18,997
Accounts receivable, net (net of allowance for doubtful accounts of $16 and $39, respectively)	44,465	74,307
Inventories	37,706	60,600
Prepaid inventory	1,215	1,528
Assets held-for-sale	6,920	69,764
Derivative instruments	5,792	2,438
Other current assets	2,887	4,430
Total current assets	137,715	232,064
Property and equipment, net	306,251	332,526
Other Assets:
Right of use operating lease assets, net	21,710	24,346
Notes receivable	15,624	—
Assets held-for-sale	—	16,500
Intangible assets	2,678	2,678
Other assets	5,484	4,381
Total other assets	45,496	47,905
Total Assets	$489,462	$612,495

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2019.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	September 30,	December 31,
	2020	2019
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – trade	$17,582	$29,277
Accrued liabilities	11,721	22,331
Current portion – operating leases	2,541	3,457
Current portion – long-term debt	74,900	63,000
Liabilities held-for-sale	—	34,413
Derivative instruments	—	1,860
Other current liabilities	8,361	6,060
Total current liabilities	115,105	160,398

Long-term debt, net of current portion	87,989	180,795
Operating leases, net of current portion	19,659	21,171
Other liabilities	21,493	23,086
Total Liabilities	244,246	385,450
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of September 30, 2020 and December 31, 2019; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of September 30, 2020 and December 31, 2019; liquidation preference of $19,344 as of September 30, 2020	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 63,483 and 55,508 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	63	56
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	963,606	942,307
Accumulated other comprehensive loss	(2,370)	(2,370)
Accumulated deficit	(716,084)	(720,214)
Total Pacific Ethanol, Inc. Stockholders’ Equity	245,216	219,780
Noncontrolling interests	—	7,265
Total Stockholders’ Equity	245,216	227,045
Total Liabilities and Stockholders’ Equity	$489,462	$612,495

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2019.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$204,727	$365,160	$728,205	$1,067,264
Cost of goods sold	183,797	379,976	688,983	1,080,398
Gross profit (loss)	20,930	(14,816)	39,222	(13,134)
Selling, general and administrative expenses	(6,404)	(8,687)	(25,245)	(23,630)
Gain on litigation settlement	11,750	—	11,750	—
Income (loss) from operations	26,276	(23,503)	25,727	(36,764)
Interest expense, net	(4,199)	(5,163)	(14,153)	(15,014)
Fair value adjustments	(6,856)	—	(7,497)
Other income (expense), net	(6)	(407)	(1,164)	254
Income (loss) before benefit for income taxes	15,215	(29,073)	2,913	(51,524)
Benefit for income taxes	—	—	—	—
Consolidated net income (loss)	15,215	(29,073)	2,913	(51,524)
Net loss attributed to noncontrolling interests	—	1,747	2,166	3,662
Net income (loss) attributed to Pacific Ethanol, Inc.	$15,215	$(27,326)	$5,079	$(47,862)
Preferred stock dividends	$(319)	$(319)	$(949)	$(946)
Net income (loss) available to common stockholders	$14,896	$(27,645)	$4,130	$(48,808)
Net income (loss) per share, basic	$0.25	$(0.58)	$0.07	$(1.04)
Net income (loss) per share, diluted	$0.24	$(0.58)	$0.07	$(1.04)
Weighted-average shares outstanding, basic	58,503	47,777	55,620	47,030
Weighted-average shares outstanding, diluted	61,699	47,777	57,958	47,030

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Consolidated net income (loss)	$2,913	$(51,524)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	26,855	35,944
Amortization of deferred financing fees	587	1,105
Fair value adjustments	7,497	—
Interest added to debt	133	—
Non-cash compensation	2,012	2,103
Gain on derivative instruments	(1,582)	(1,565)
Bad debt expense	1	27
Changes in operating assets and liabilities:
Accounts receivable	29,841	(370)
Inventories	22,863	(4,689)
Other assets	1,348	5,836
Prepaid inventory	313	(101)
Operating leases	(2,348)	(7,646)
Assets held-for-sale	1,012	—
Liabilities held-for-sale	9,345	—
Accounts payable and accrued expenses	(25,097)	(6,323)
Net cash provided by (used in) operating activities	75,693	(27,203)
Investing Activities:
Proceeds from PAL Sale	19,896	—
Additions to property and equipment	(4,864)	(2,144)
Net cash provided by (used in) investing activities	15,032	(2,144)
Financing Activities:
Net (payments on) proceeds from Kinergy’s line of credit	(39,548)	22,629
Proceeds from warrant exercises	5,500	—
Proceeds from issuance of common stock	5,296	3,670
Proceeds from CoGen contract amendment	—	8,036
Proceeds from borrowings	9,860	—
Principal payments on borrowings	(52,100)	(11,748)
Preferred stock dividends paid	—	(946)
Net cash provided by (used in) financing activities	(70,992)	21,641
Net change in cash and cash equivalents	19,733	(7,706)
Cash and cash equivalents at beginning of period	18,997	26,627
Cash and cash equivalents at end of period	$38,730	$18,921

Supplemental Cash Flow Information:
Interest paid	$13,746	$13,877
Accrued preferred stock dividends	$949	$—

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
Balances, January 1, 2020	927	$1	55,508	$56	$942,307	$(720,214)	$(2,370)	$7,265	$227,045
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	(38)	(4)	868	—	—	—	864
Issuances of common stock	—	—	421	4	278	—	—	—	282
Preferred stock dividends	—	—	—	—	—	(315)	—	—	(315)
Net loss	—	—	—	—	—	(25,100)	—	(2,056)	(27,156)
Balances, March 31, 2020	927	$1	55,891	$56	$943,453	$(745,629)	$(2,370)	$5,209	$200,720
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	(409)	(1)	582	—	—	—	581
Preferred stock dividends	—	—	—	—	—	(315)	—	—	(315)
Sale of interests in PAL	—	—	—	—	—	—	—	(5,099)	(5,099)
Net income (loss)	—	—	—	—	—	14,964	—	(110)	14,854
Balances, June 30, 2020	927	$1	55,482	$55	$944,035	$(730,980)	$(2,370)	$—	$210,741
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	1,501	1	589	—	—	—	590
Issuance of common stock	—	—	1,000	1	5,013	—	—	—	5,014
Warrant exercise	—	—	5,500	6	13,969	—	—	—	13,975
Preferred stock dividends	—	—	—	—	—	(319)	—	—	(319)
Net income	—	—	—	—	—	15,215	—	—	15,215
Balances, September 30, 2020	927	$1	63,483	$63	$963,606	$(716,084)	$(2,370)	$—	$245,216

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
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

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and its direct and indirect subsidiaries (collectively, the “Company”), including its subsidiaries, Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Pacific Ag. Products, LLC, a California limited liability company (“PAP”), PE Op Co., a Delaware corporation (“PE Op Co.”) and all nine of the Company’s production distilleries through April 15, 2020. As discussed in Note 2, on April 15, 2020, the Company completed the sale of its ownership interests in Pacific Aurora, LLC (“Pacific Aurora”), thereby divesting the Company’s two production distilleries located in Nebraska.

The Company is a leading producer and marketer of specialty alcohols and essential ingredients in the United States. The Company’s production distilleries in Illinois are located in the heart of the Corn Belt, benefit from low-cost and abundant feedstock and allow for access to many additional domestic markets. In addition, the Company’s ability to load unit trains and barges from these distilleries in the Midwest allows for greater access to international markets. The Company’s four distilleries in California, Oregon and Idaho (together with their respective holding companies, the “Pacific Ethanol West Plants”) are located in close proximity to both feed and fuel-grade ethanol customers and thus enjoy unique advantages in efficiency, logistics and product pricing.

Following the Company’s sale of its interest in Pacific Aurora, the Company has a combined production capacity of 450 million gallons per year. In 2019, the Company marketed nearly 1.0 billion gallons combined of specialty alcohols and fuel-grade ethanol, and nearly 3.0 million tons of essential ingredients on a dry matter basis.

The Company focuses on four key markets: Health, Home & Beauty; Food & Beverage; Essential Ingredients; and Renewable Fuels. Products for the Health, Home & Beauty market include specialty alcohols used in mouthwash, cosmetics, pharmaceuticals, hand sanitizers, disinfectants and cleaners. Products for the Food & Beverage markets include grain neutral spirits used in alcoholic beverages and vinegar as well as corn germ used for corn oils. Products for Essential Ingredients markets include yeast, corn gluten and distillers grains used in commercial animal feed and pet foods. Renewable Fuels includes fuel-grade ethanol and distillers corn oil used as a feedstock for renewable diesel fuel.

As of September 30, 2020, the Company was operating at approximately 51% of its 450 million gallon annual production capacity. As market conditions change, the Company may increase, decrease or idle production at one or more operating distilleries or resume operations at any idled distillery.

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

Liquidity – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2020, the Company continued to experience significant adverse conditions in the fuel-grade ethanol market as demand and pricing were at record lows due to reduced domestic transportation and resulting lower gasoline demand. In response, the Company reduced fuel-grade ethanol production at its distilleries by more than 50% in an effort to conserve capital as a result of the substantial reduction in fuel-grade ethanol demand due to stay-at-home orders issued in response to the coronavirus pandemic. The Company, however, has not only continued producing and selling its specialty alcohols, but also converted a portion of its fuel-grade ethanol production to specialty alcohol production to respond to increased demand from the sanitizer and disinfectant markets. These sales of specialty alcohols were at a mix of fixed and spot prices, both of which resulted in positive net income and cash flows from operations during the quarter. The Company expects current demand for its specialty alcohols to continue for at least the next twelve months as the Company continues to enter fixed-price contracts and hedge corn input costs, locking in profit margins on sales of specialty alcohols.

At September 30, 2020, the Company had $38.7 million in cash and $9.2 million available under Kinergy’s operating line of credit. During the first nine months of 2020, the Company generated $75.7 million in cash from its operations and realized $19.9 million in net cash proceeds from the sale of its interest in Pacific Aurora. These positive cash flows have allowed the Company to make net payments totaling $91.6 million on its debt during the first nine months of 2020. Further, subsequent to September 30, 2020, the Company made an additional $25.3 million in payments on its term debt from proceeds of its offerings of common stock and warrants that generated net proceeds of approximately $70.0 million.

The Company believes that as of the date of this report, it is in compliance with all debt covenants contained in its credit facilities, except the Company’s obligation to obtain lender approval of a comprehensive plan to restructure its assets and liabilities with respect to its Pekin and ICP debt and a dispute over whether a portion of the Company’s principal payments originated from an approved source of funds. The Company has appointed a chief restructuring officer to facilitate the development of such a plan and has presented and continues to negotiate the plan with its lenders. As a result, the Company is not in compliance with its obligations to its lenders, which could result in their acceleration of the Company’s debt. Even though the Company doesn’t believe acceleration is probable, it has classified its related debt as current on the Company’s consolidated balance sheets.

In addition to the Company’s projected cash flows from operations, the Company recently raised net proceeds of $70.0 million in offerings of common stock and warrants, and has recently announced the sale of certain assets for $10.0 million, which is expected to close by November 30, 2020. In addition, the Company continues to evaluate its Western fuel-grade ethanol distilleries for either repurposing or sale, which may provide additional proceeds to repay debt. Given these factors, the Company believes it has alleviated substantial doubt about its ability to continue as a going concern and has sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs for the next twelve months from the date of this report.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company sells fuel-grade ethanol to gasoline refining and distribution companies, sells distillers grains and other feed co-products to dairy operators and animal feedlots and sells corn oil to poultry and biodiesel customers generally without requiring collateral.

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

Of the accounts receivable balance, approximately $35,872,000 and $63,736,000 at September 30, 2020 and December 31, 2019, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $16,000 and $39,000 as of September 30, 2020 and December 31, 2019, respectively. The Company recorded no bad debt expense for the three months ended September 30, 2020 and 2019. The Company recorded a bad debt expense of $1,000 and $27,000 for the nine months ended September 30, 2020 and 2019, respectively.

Financial Instruments – The carrying values of cash and cash equivalents, accounts receivable, derivative assets, accounts payable, accrued liabilities and derivative liabilities are reasonable estimates of their fair values because of the short maturity of these items. The carrying value of the Company’s senior secured notes were recorded at fair value at December 31, 2019 and are considered Level 2 fair value measurements. The Company believes their carrying value approximates fair value at September 30, 2020. The Company believes the carrying value of its notes receivable are not considered materially different than fair value due to their recent issuances, and other long-term debt instruments are not considered materially different than fair value because the interest rates on these instruments are variable, and are considered Level 2 fair value measurements.

Impairment of Long-Lived Assets – The Company assesses the impairment of long-lived assets, including property and equipment, internally developed software and purchased intangibles subject to amortization, when events or changes in circumstances indicate that the fair value of assets could be less than their net book value. In such event, the Company assesses long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset group is expected to generate plus the net proceeds expected from the sale of the asset group. If this amount is less than the carrying value of the asset, the Company will then determine the fair value of the asset group. An impairment loss would be recognized when the fair value is less than the related asset group’s net book value, and an impairment expense would be recorded in the amount of the difference. An impairment loss may also occur to the extent that the Company determines long-lived assets as held-for-sale and sales prices are less than carrying value. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of its operations and the industries in which it operates. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and purchasing decisions of the Company’s customers. The Company performed an undiscounted cash flow analysis for its long-lived assets held-for-use, as of September 30, 2020, resulting in amounts in excess of carrying values.

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

2.	ASSET SALES.

Pacific Aurora

On December 19, 2019, Pacific Ethanol Central, LLC (“PE Central”) entered into a term sheet covering the proposed sale of its 73.93% ownership interest in Pacific Aurora to Aurora Cooperative Elevator Company (“ACEC”) for $52.8 million, and as a result, the Company determined that as of December 31, 2019, the long-lived assets of Pacific Aurora should be classified as held-for-sale.

On April 15, 2020, the Company closed the sale of its ownership interest in Pacific Aurora and preliminarily received total consideration of $52.8 million, subject to working capital adjustments of approximately $35.3 million, resulting in cash proceeds of $19.9 million and the balance of $16.5 million in long-term ACEC promissory notes, resulting in a net loss on sale of approximately $1.4 million, recorded as other income (expense) in the Company’s consolidated statements of operations. Approximately $14.5 million of the cash proceeds were used to repay a portion of the Company’s term debt. In September 2020, the Company and ACEC agreed to certain post-closing adjustments to the purchase price, resulting in a decrease of $0.9 million, and a corresponding reduction in the aggregate principal amount owed under the long-term ACEC promissory notes.

The Company received two promissory notes, as adjusted, in the amounts of $8.6 million and $7.0 million as part consideration for the sale, both maturing on April 15, 2025. The $8.6 million note accrues interest at an annual rate of 5.00%. Interest payments are due quarterly beginning July 1, 2020 and principal payments of $0.4 million are due quarterly beginning July 1, 2021. The $7.0 million note accrues interest at an annual rate of 4.50%. Interest payments are due quarterly beginning July 1, 2020 and principal payments of $0.4 million are due quarterly beginning January 3, 2022.

In addition, upon the sale, the Company no longer had noncontrolling interests on its balance sheet and no longer records income (loss) of noncontrolling interests for future periods.

For the three months ended September 30, 2019, Pacific Aurora contributed approximately $40.1 million in net sales, $6.7 million in pre-tax loss and $1.7 million in net loss attributed to noncontrolling interests, respectively. For the nine months ended September 30, 2020 and 2019, Pacific Aurora contributed $39.6 million and $112.0 million in net sales, $8.4 million and $14.0 million in pre-tax loss, and $2.2 million and $3.7 million in net loss attributed to noncontrolling interests, respectively.

Pacific Ethanol Magic Valley

On July 28, 2020, the Company entered into a term sheet with Liberty Basin, LLC (“Liberty”) to sell 134 acres, the rail loop and grain handling assets at its Magic Valley plant in Burley, Idaho for $10.0 million in cash. The Company will retain the fuel-grade ethanol production facility and terminal on the remaining 25 acres and will enter into certain agreements with Liberty for delivery of grain to the plant, and as a result, the Company determined that as of September 30, 2020, these long-lived assets should be classified as held-for-sale. On November 9, 2020, the Company announced a definitive sales agreement with Liberty had been signed. The sale is expected to close on or before November 30, 2020, subject to customary and other closing conditions.

3.	SEGMENTS.

The Company reports its financial and operating performance in two segments: (1) production, which includes the production and sale of alcohols and essential ingredients, with all of the Company’s production distilleries aggregated, and (2) marketing and distribution, which includes marketing and merchant trading for Company-produced products as well as third-party fuel-grade ethanol.

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net Sales
Production, recorded as gross:
Alcohol sales	$89,796	$212,897	$379,785	$586,680
Other product sales	30,549	65,693	134,678	199,177
Intersegment sales	451	403	1,548	1,187
Total production sales	120,796	278,993	516,011	787,044

Marketing and distribution:
Alcohol sales, gross	$84,000	$86,124	$212,625	$280,032
Alcohol sales, net	382	446	1,117	1,375
Intersegment sales	698	2,079	3,483	5,839
Total marketing and distribution sales	85,080	88,649	217,225	287,246

Intersegment eliminations	(1,149)	(2,482)	(5,031)	(7,026)
Net sales as reported	$204,727	$365,160	$728,205	$1,067,264

Cost of goods sold:
Production	$100,365	$294,888	$483,223	$810,670
Marketing and distribution	84,581	87,976	210,792	277,545
Intersegment eliminations	(1,149)	(2,888)	(5,032)	(7,817)
Cost of goods sold as reported	$183,797	$379,976	$688,983	$1,080,398

Income (loss) before benefit for income taxes:
Production	$24,976	$(25,999)	$17,757	$(50,682)
Marketing and distribution	(865)	(998)	1,740	4,991
Corporate activities	(8,896)	(2,076)	(16,584)	(5,833)
	$15,215	$(29,073)	$2,913	$(51,524)
Depreciation and amortization:
Production	$8,620	$11,833	$26,558	$35,390
Corporate activities	76	195	297	554
	$8,696	$12,028	$26,855	$35,944
Interest expense:
Production	$1,383	$1,969	$5,121	$5,724
Marketing and distribution	335	929	1,275	2,291
Corporate activities	2,481	2,265	7,757	6,999
	$4,199	$5,163	$14,153	$15,014

The following table sets forth the Company’s total assets by operating segment (in thousands):

	September 30, 2020	December 31, 2019
Total assets:
Production	$403,358	$492,060
Marketing and distribution	69,174	106,863
Corporate assets	16,930	13,572
	$489,462	$612,495

4.	INVENTORIES.

Inventories consisted primarily of bulk specialty alcohols, fuel-grade ethanol, corn, co-products, low-carbon and Renewable Identification Number (“RIN”) credits and unleaded fuel, and are valued at the lower-of-cost-or-net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a $32,000 and $1,290,000 valuation adjustment as of September 30, 2020 and December 31, 2019, respectively. Inventory balances consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Finished goods	$23,179	$38,194
Work in progress	2,503	7,426
Raw materials	6,873	7,890
Low-carbon and RIN credits	3,751	5,690
Other	1,400	1,400
Total	$37,706	$60,600

5.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on fuel-grade ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for fuel-grade ethanol. In addition, the Company hedges anticipated sales of fuel-grade ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and nine months ended September 30, 2020 and 2019, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and fuel-grade ethanol by entering into exchange-traded forward contracts for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized gains of $1,582,000 and losses of $3,320,000 as the changes in the fair values of these contracts for the three months ended September 30, 2020 and 2019, respectively. The Company recognized gains of $1,582,000 and $1,565,000 as the changes in the fair values of these contracts for the nine months ended September 30, 2020 and 2019, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of September 30, 2020
	Assets		Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
Type of Instrument	Location	Value	Location	Value
Cash collateral balance	Other current assets	$15
Commodity contracts	Derivative instruments	$5,792	Derivative instruments	$—

	As of December 31, 2019
	Assets		Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
Type of Instrument	Location	Value	Location	Value
Cash collateral balance	Other current assets	$615
Commodity contracts	Derivative instruments	$2,438	Derivative instruments	$1,860

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2020	2019
Commodity contracts	Cost of goods sold	$(531)	$2,262

		Unrealized Gains (Losses)
		Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2020	2019
Commodity contracts	Cost of goods sold	$2,113	$(5,582)

		Realized Gains (Losses)
		Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2020	2019
Commodity contracts	Cost of goods sold	$47	$(2,150)

		Unrealized Gains (Losses)
		Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2020	2019
Commodity contracts	Cost of goods sold	$1,535	$3,715

6.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
Kinergy line of credit	$38,790	$78,338
Pekin term loan	8,500	39,500
Pekin revolving loan	32,000	32,000
ICP term loan	—	12,000
ICP revolving loan	14,400	18,000
CARES Act loans	9,860	—
Parent notes payable	60,282	65,649
	163,832	245,487
Less unamortized debt premium	288	461
Less unamortized debt financing costs	(1,231)	(2,153)
Less short-term portion	(74,900)	(63,000)
Long-term debt	$87,989	$180,795

PE Pekin Credit Facilities – On March 20, 2020, Pacific Ethanol Pekin, LLC (“PE Pekin”) and its lender agreed to defer $1.0 million in aggregate interest payments due March 20, 2020 and April 20, 2020 until May 20, 2020. On that same date, the Company granted to the lender a security interest in all of the Company’s equity interests in PE Op Co., which indirectly owns the Company’s distilleries located on the West Coast. The Company and certain subsidiaries also entered into intercreditor agreements with the PE Pekin and Illinois Corn Processing, LLC (“ICP”) lenders, and the agent for the Company’s senior secured noteholders, to address issues of priority and the allocation of proceeds from asset sales. In July 2020, the Company reached a confidential settlement of an outstanding dispute resulting in a gain and cash proceeds of approximately $11.8 million. The Company used a portion of these funds to make approximately $7.4 million in additional principal payments on PE Pekin’s term debt.

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

Parent Notes Payable – On November 10, 2020, the Company repaid an additional $25.3 million in principal on its parent notes payable from the net proceeds of its recent offerings of common stock and warrants.

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

Restrictions – At September 30, 2020, there were approximately $291.3 million of net assets at the Company’s subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of the Company’s subsidiaries.

7.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At September 30, 2020, the Company had entered into sales contracts with its major customers to sell certain quantities of fuel-grade ethanol and co-products. The Company had open fuel-grade ethanol indexed-price contracts for 54,750,000 gallons of fuel-grade ethanol as of September 30, 2020 and open fixed-price fuel-grade ethanol and specialty alcohol sales contracts totaling $327,244,000 as of September 30, 2020. The Company had open fixed-price co-product sales contracts totaling $18,120,000 and open indexed-price co-product sales contracts for 165,000 tons as of September 30, 2020. These sales contracts are scheduled to be completed throughout 2020 and 2021.

Purchase Commitments – At September 30, 2020, the Company had indexed-price purchase contracts to purchase 4,890,000 gallons of fuel-grade ethanol and fixed-price purchase contracts to purchase $3,341,000 of fuel-grade ethanol from its suppliers. The Company had fixed-price purchase contracts to purchase $9,525,000 of corn from its suppliers as of September 30, 2020. These purchase commitments are scheduled to be satisfied throughout 2020.

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

The Retirement Plan is noncontributory, and covers only “grandfathered” unionized employees at the Company’s Pekin, Illinois distillery who fulfill minimum age and service requirements. Benefits are based on a prescribed formula based upon the employee’s years of service. The Retirement Plan, which is part of a collective bargaining agreement, covers only union employees hired prior to November 1, 2010.

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

Warrants – The Company’s warrants issued December 22, 2019, were valued using the Black-Scholes Valuation Model.

Significant assumptions used and related fair value for the warrants as of August 5, 2020, the day on which they were fully exercised, were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Warrants Outstanding	Fair Value
12/22/19	$1.00	178.0%	0.08%	0.10	5,500,000	$8,474,000

Significant assumptions used and related fair value for the warrants as of December 31, 2019 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Warrants Outstanding	Fair Value
12/22/19	$1.00	76.0%	1.66%	3.00	5,500,000	$977,000

The fair values of the warrants are based on unobservable inputs and are designated as Level 3 inputs.

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

The following table summarizes recurring and nonrecurring fair value measurements by level at September 30, 2020 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$5,792	$5,792	$—	$—

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2019 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$2,438	$2,438	$—	$—

Long-lived assets held-for-sale	70,400	—	—	70,400
Defined benefit plan assets(1)
(pooled separate accounts):
Large U.S. Equity(2)	4,654	—	4,654	—	30%
Small/Mid U.S. Equity(3)	2,348	—	2,348	—	15%
International Equity(4)	2,596	—	2,596	—	17%
Fixed Income(5)	6,056	—	6,056	—	38%
	$88,492	$2,438	$15,654	$70,400

Liabilities:
Derivative financial instruments	$(1,860)	$(1,860)	$—	$—
Warrants	(977)	—	—	(977)
	$(2,837)	$(1,860)	$—	$(977)

(1)	Included in derivative instruments in the consolidated balance sheets.
(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

10.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30, 2020
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol, Inc.	$15,215
Less: Preferred stock dividends	(319)
Basic income per share:
Income available to common stockholders	$14,896	58,503	$0.25
Add: Dilutive securities	—	3,196
Diluted income per share:
Income available to common stockholders	$14,896	61,699	$0.24

	Three Months Ended September 30, 2019
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(27,326)
Less: Preferred stock dividends	(319)
Basic and diluted loss per share:
Loss available to common stockholders	$(27,645)	47,777	$(0.58)

	Nine Months Ended September 30, 2020
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol, Inc.	$5,079
Less: Preferred stock dividends	(949)
Basic income per share:
Income available to common stockholders	$4,130	55,620	$0.07
Add: Dilutive securities	—	2,338
Diluted income per share:
Income available to common stockholders	$4,130	57,958	$0.07

	Nine Months Ended September 30, 2019
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(47,862)
Less: Preferred stock dividends	(946)
Basic and diluted loss per share:
Loss available to common stockholders	$(48,808)	47,030	$(1.04)

There were an aggregate of 844,000 and 634,000 potentially dilutive weighted-average shares from convertible securities outstanding for the three and nine months ended September 30, 2020 and 2019, respectively. These convertible securities were not considered in calculating diluted net income (loss) per share for the periods presented, as their effect would have been anti-dilutive.

On October 28, 2020, the Company closed an underwritten public offering of 5,075,000 shares of its common stock at a public offering price of $8.42 per share and 5-year pre-funded warrants to purchase 3,825,493 shares of common stock at a public offering price of $8.42 per pre-funded warrant. In addition, in a concurrent private placement, the Company also issued to the investor, for a nominal price, warrants to purchase an additional 8,900,493 shares of common stock at an exercise price of $9.757 per share. The warrants will become exercisable after the six-month anniversary of the offering and will expire on the 18-month anniversary of the offering. The aggregate gross proceeds from the offerings of common stock, pre-funded warrants and warrants was approximately $75.0 million. The net offering proceeds were approximately $70.0 million after deducting underwriting discounts and commissions and other estimated offering expenses.

11.	PARENT COMPANY FINANCIALS.

Restricted Net Assets – At September 30, 2020, the Company had approximately $291,300,000 of net assets at its subsidiaries that were not available to be transferred to Pacific Ethanol in the form of dividends, distributions, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

Parent company financial statements for the periods covered in this report are set forth below (in thousands):

	September 30, 2020	December 31, 2019
Current Assets:
Cash and cash equivalents	$13,816	$4,985
Receivables from subsidiaries	13,345	13,057
Other current assets	1,285	2,349
Total current assets	28,446	20,391

Property and equipment, net	172	269
Other Assets:
Investments in subsidiaries	237,918	218,464
Pacific Ethanol West plant receivable	49,937	55,750
Right of use operating lease assets, net	3,053	3,253
Other assets	1,344	1,452
Total other assets	292,252	278,919
Total Assets	$320,870	$299,579
Current Liabilities:
Accounts payable and accrued liabilities	$2,577	$5,907
Accrued PE Op Co. purchase	3,829	3,829
Current portion of long-term debt	20,000	10,000
Other current liabilities	668	659
Total current liabilities	27,074	20,395

Long-term debt, net of current portion	45,743	56,110
Other liabilities	2,837	3,294
Total Liabilities	75,654	79,799
Stockholders’ Equity:
Preferred stock	1	1
Common and non-voting common stock	63	56
Additional paid-in capital	963,606	942,307
Accumulated other comprehensive loss	(2,370)	(2,370)
Accumulated deficit	(716,084)	(720,214)
Total Pacific Ethanol, Inc. stockholders’ equity	245,216	219,780
Total Liabilities and Stockholders’ Equity	$320,870	$299,579

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Management fees from subsidiaries	$2,802	$3,330	$8,928	$9,660
Selling, general and administrative expenses	3,305	3,827	12,990	11,374
Loss from operations	(503)	(497)	(4,062)	(1,714)
Interest income from subsidiaries	1,007	1,145	3,053	3,486
Interest expense	(2,497)	(2,276)	(7,840)	(7,039)
Fair value adjustments	(6,856)	—	(7,497)	—
Other expense	(41)	(4)	(203)	(86)
Loss before benefit for income taxes	(8,890)	(1,632)	(16,549)	(5,353)
Benefit for income taxes	—	—	—	—
Loss before benefit for income taxes	(8,890)	(1,632)	(16,549)	(5,353)
Equity in income (losses) of subsidiaries	24,105	(25,694)	21,628	(42,509)
Consolidated net income (loss)	$15,215	$(27,326)	$5,079	$(47,862)

	For the Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net income (loss)	$5,079	$(47,862)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Equity in (income) losses of subsidiaries	(21,628)	42,509
Fair value adjustments	7,497	—
Depreciation	97	227
Amortization of debt discounts	(173)	539
Changes in operating assets and liabilities:
Accounts receivable	(288)	(114)
Other assets	1,184	173
Accounts payable and accrued expenses	(19)	1,950
Accounts payable with subsidiaries	—	(502)
Net cash used in operating activities	$(8,251)	$(3,080)
Investing Activities:
Additions to property and equipment	$—	$(13)
Net cash used in investing activities	$—	$(13)
Financing Activities:
Proceeds from issuances of common stock	$5,296	$3,670
Proceeds from warrant exercises	5,500	—
Proceeds from long-term debt	5,973	—
Proceeds from Pacific Ethanol West	5,813	3,016
Payments on senior notes	(5,500)	(3,748)
Preferred stock dividend payments	—	(946)
Net cash provided by financing activities	$17,082	$1,992
Net increase (decrease) in cash and cash equivalents	8,831	(1,101)
Cash and cash equivalents at beginning of period	4,985	6,759
Cash and cash equivalents at end of period	$13,816	$5,658

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

Overview

We are a leading United States producer and marketer of specialty alcohols and essential ingredients.

We operate seven strategically located production distilleries. Three of our distilleries are located in the Midwestern state of Illinois and four of our distilleries are located in the Western states of California, Oregon and Idaho. Our distilleries have a combined production capacity of 450 million gallons per year. We market all of the alcohols produced at our distilleries as well as fuel-grade ethanol produced by third parties. In 2019, we marketed nearly 1.0 billion gallons combined of specialty alcohols and fuel-grade ethanol, and nearly 3.0 million tons of essential ingredients on a dry matter basis. Our business consists of two operating segments: a production segment and a marketing segment.

Our mission is to be a leading United States producer and marketer of specialty alcohols and essential ingredients. We intend to accomplish this goal in part by investing in our specialized and higher value production and distribution infrastructure, expanding production in high demand essential ingredients, expanding and extending the sale of our products into new regional and international markets, building efficiencies and economies of scale and by capturing a greater portion of the value stream.

Production Segment

We produce specialty alcohols and essential ingredients, focusing on four key markets: Health, Home & Beauty; Food & Beverage; Essential Ingredients; and Renewable Fuels. Products for the Health, Home & Beauty market include specialty alcohols used in mouthwash, cosmetics, pharmaceuticals, hand sanitizers, disinfectants and cleaners. Products for the Food & Beverage markets include grain neutral spirits used in alcoholic beverages and vinegar as well as corn germ used for corn oils. Products for Essential Ingredients markets include yeast, corn gluten and distillers grains used in commercial animal feed and pet foods. Renewable Fuels includes fuel-grade ethanol and distillers corn oil used as a feedstock for renewable diesel fuel.

We produce these products at our distilleries described below. Our distilleries located in the Midwest are in the heart of the Corn Belt, benefit from low-cost and abundant feedstock and enjoy logistical advantages that enable us to provide our products to both domestic and international markets via truck, rail or barge. Our distilleries located on the West Coast are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages.

We are currently operating at approximately 51% of production capacity. As market conditions change, we may increase, decrease or idle production at one or more operating distilleries or resume operations at any idled distillery.

Distillery Name	Location	Annual Production Capacity (est. gallons)	Operating Status
Magic Valley	Burley, ID	60,000,000	Idled
Columbia	Boardman, OR	40,000,000	Operating
Stockton	Stockton, CA	60,000,000	Idled
Madera	Madera, CA	40,000,000	Idled
Pekin Wet	Pekin, IL	100,000,000	Operating
Pekin Dry	Pekin, IL	60,000,000	Idled*
Pekin ICP	Pekin, IL	90,000,000	Operating

*	We anticipate restarting our Pekin dry mill, which was idled due to temporary lock repairs and resultant river closures, during the fourth quarter of 2020.

Marketing Segment

We market all of the alcohols and essential ingredients we produce at our distilleries. We also market fuel-grade ethanol produced by third parties.

We have extensive and long-standing customer relationships, both domestic and international, for our alcohols and essential ingredients. These customers include producers and distributors of ingredients for cosmetics, sanitizers and related products, distilled spirits producers, food products manufacturers, producers of personal health/consumer health and personal care hygiene products, and global trading firms.

Our fuel-grade ethanol customers are located throughout the Western and Midwestern United States and consist of integrated oil companies and gasoline marketers who blend fuel-grade ethanol into gasoline. Our customers depend on us to provide a reliable supply of fuel-grade ethanol and manage the logistics and timing of delivery with very little effort on their part. Our customers collectively require fuel-grade ethanol volumes in excess of the supplies we produce at our production distilleries. We secure additional fuel-grade ethanol supplies from third-party fuel-grade ethanol plants in California and other third-party suppliers in the Midwest where a majority of fuel-grade ethanol producers are located. We arrange for transportation, storage and delivery of fuel-grade ethanol purchased by our customers through our agreements with third-party service providers in the Western United States as well as in the Midwest from a variety of sources.

We market our essential ingredient feed products to dairies and feedlots, in many cases located near our distilleries. These customers use our feed products for livestock as a substitute for corn and other sources of starch and protein. We sell our corn oil to poultry and biodiesel customers. We do not market essential ingredients from other producers.

See “Note 3 – Segments” to our Notes to Consolidated Financial Statements included elsewhere in this report for financial information about our business segments.

Current Initiatives and Outlook

In the third quarter, we continued to experience an excellent margin environment for our specialty alcohols and essential ingredients. In addition, margins for our fuel-grade ethanol improved, and ethanol spot prices have now largely recovered to pre-pandemic levels. Our positive results for the quarter were mitigated, however, by significant logistical constraints due to closure of the Illinois River for lock repairs. Although we expected this closure, it nevertheless required greater use of less cost-effective modes of product transport such as via rail and truck, which resulted in higher costs. The Illinois River lock repairs are now complete – approximately thirty days past the completion date initially anticipated – and we do not expect similar logistical constraints going forward.

We have strategically realigned our business to focus on specialty alcohols and essential ingredients in the three key markets of Health, Home & Beauty, Food & Beverage and Essential Ingredients, in addition to our continued focus on renewable fuel. These three markets have experienced stable growth and represent strong demand for our specialty alcohols and essential ingredients that we sell to blue chip customers and well-known household brands. In the first nine months of 2020, we generated approximately 45% of our net sales from specialty alcohols as compared to only 15% for all of 2019, excluding sales of third-party fuel-grade ethanol. Our focus on specialty alcohols has also reduced our exposure to fuel-grade ethanol markets that have experienced inventory over-supply challenges and demand destruction.

Robust demand for specialty alcohols used in sanitizers and disinfectants as a result of the coronavirus pandemic has positively impacted our results thus far in 2020. As demand vastly exceeded available supplies in the first months of the pandemic, spot prices for these specialty alcohols significantly exceeded prices for more premium products. While this market remains highly dynamic, spot demand has declined and spot prices have fallen from the peaks witnessed in the second quarter. Specialty alcohol premiums over fuel-grade ethanol still remain greater than historical averages, contributing to our optimistic outlook for 2021 and beyond. In fact, the majority of our specialty alcohol production for 2021 is already contracted for at fixed prices and for terms of up to one year or more.

Our optimistic outlook is also supported by two key market drivers. First, we expect an increase in the use of alcohol-based sanitizers and disinfectants. Demand has increased for specialty alcohols used in sanitizers and disinfectants such as GermX and Lysol for use in hospitals, restaurants, offices and schools. We believe that as the pandemic abates and the population begins to return to typical social and work environs, demand for sanitizers and disinfectants will remain strong as individuals use these products to protect themselves and businesses use these products to protect their customers and employees. Second, we expect continued growth in distilled spirits consumption. Demand for distilled spirits has increased every year for the past decade, and we are working to add 30 million gallons of grain neutral spirits production capacity in the fourth quarter to meet this rising demand. Once completed, we will have increased our annual production capacity of specialty alcohols to 140 million gallons, the majority of which will meet or exceed United States Pharmacopeia (USP) specifications, representing an increase of 65% in annual capacity compared to 85 million gallons in 2019.

We are working to broaden our addressable customers and markets by obtaining additional certifications. In October, we obtained our ISO9001 certification, the world’s most widely recognized quality management system certification. We are also pursuing two additional certifications, specifically, ICH Q7, which sets forth good manufacturing practices for active pharmaceutical ingredients, and EXCiPACT, which sets standards for excipient safety and quality. We expect final audits for these additional certifications by the end of 2020.

We continue to evaluate many attractive investment opportunities in our asset portfolio. These opportunities are now available given our performance and strengthened balance sheet. For example, we are expanding annual production capacity of our yeast facility by 15%. Our yeast product is a high-value essential ingredient and we anticipate the full return of our investment of $5.5 million in less than two years. We expect to complete this capacity expansion by the third quarter of 2021.

We also continue to pursue our strategic realignment plans to sell or repurpose our Western distilleries. We recently announced an agreement to sell our grain handling assets at our Magic Valley distillery in Burley, Idaho, comprising 134 acres of land, the rail loop, and related grain handling assets, for $10.0 million. The sale is expected to close by the end of November and we intend to use the sale proceeds to repay term debt. We will retain our alcohol production distillery, terminal and 25 acres of remaining land in Burley, Idaho.

We remain focused on our transformation to a stable, higher-margin business. We have already successfully transitioned production to approximately 50% specialty alcohols and we are focusing on established markets that will continue to see long-term demand. Our initiatives around quality assurance and certifications are directed at expanding our addressable customers and markets. Our financial performance and balance sheet have greatly improved year over year, enabling us to pursue investment opportunities in our asset portfolio. Overall, we are encouraged that we will be able to deliver greater and more consistent profitability for our shareholders.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2020	2019	Variance	2020	2019	Variance
Production gallons sold (in millions)	43.5	130.1	(66.6)%	223.0	365.6	(39.0)%
Third party gallons sold (in millions)	76.7	80.2	(4.4)%	212.9	258.3	(17.6)%
Total gallons sold (in millions)	120.2	210.3	(42.8)%	435.9	623.9	(30.1)%
Total gallons produced (in millions)	45.2	124.2	(63.6)%	209.1	368.0	(43.2)%

Production capacity utilization	40%	82%	(51.2)%	54%	81%	(33.3)%

Average sales price per gallon	$1.71	$1.61	6.2%	$1.60	$1.59	0.6%

Corn cost per bushel – CBOT equivalent	$3.29	$3.85	(14.5)%	$3.49	$3.80	(8.2)%
Average basis (1)	$0.22	$0.47	(53.2)%	$0.29	$0.42	(31.0)%
Delivered cost of corn	$3.51	$4.32	(18.8)%	$3.78	$4.22	(10.4)%

Total co-product tons sold (in thousands)	255.5	720.4	(64.5)%	1,177.5	2,096.0	(43.8)%
Co-product revenues as % of delivered cost of corn(2)	50.2%	30.9%	62.5%	44.6%	35.1%	27.1%

Average CBOT fuel-grade ethanol price per gallon	$1.27	$1.41	(9.9)%	$1.20	$1.38	(13.0)%
Average CBOT corn price per bushel	$3.40	$3.89	(12.6)%	$3.45	$3.84	(10.2)%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from alcohols we produced.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent

Net sales	$204,727	$365,160	$(160,433)	(43.9)%	$728,205	$1,067,264	$(339,059)	(31.8)%
Cost of goods sold	183,797	379,976	(196,179)	(51.6)%	688,983	1,080,398	(391,415)	(36.2)%
Gross profit (loss)	$20,930	$(14,816)	$35,746	NM	$39,222	$(13,134)	$52,356	NM
Percentage of net sales	10.2%	(4.1)%			5.4%	(1.2)%

Net Sales

The decline in our net sales for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 was primarily due to a significant decline in our fuel-grade ethanol production gallons sold.

We sold fewer fuel-grade ethanol production gallons and co-products for the three and nine months ended September 30, 2020 as compared to the same periods in 2019. These declines are primarily due to significantly reduced transportation fuel demand from the effects of stay-at-home orders as a result of the coronavirus pandemic. As a result, we reduced our production capacity utilization to 40% on a consolidated basis in the third quarter. Demand for our specialty alcohols, however, increased significantly in the sanitizer and disinfectant markets. These markets have historically, and even more so in the second and third quarters, provided a premium price over fuel-grade ethanol markets. Our third-party gallons sold declined slightly in the quarter, but significantly less than the decline in overall fuel-grade ethanol demand, as most of our fuel-grade ethanol commitments for the quarter were met through our third party marketing business.

Three Months Ended September 30, 2020 and 2019

On a consolidated basis, our average sales price per gallon increased 6.2% to $1.71 for the three months ended September 30, 2020 compared to $1.61 for the same period in 2019. The average Chicago Board of Trade, or CBOT, fuel-grade ethanol price per gallon, decreased 9.9% to $1.27 for the three months ended September 30, 2020 compared to $1.41 for the same period in 2019. The increase in our average sales price per gallon, despite lower fuel-grade ethanol prices, is due to a change in our mix of sales, with a higher percentage of gallons sold of specialty alcohols as compared to fuel-grade ethanol.

Production Segment

Net sales of alcohols from our production segment declined by $123.1 million, or 58%, to $89.8 million for the three months ended September 30, 2020 as compared to $212.9 million for the same period in 2019. Our total volume of production gallons sold declined by 86.6 million gallons, or 67%, to 43.5 million gallons for the three months ended September 30, 2020 as compared to 130.1 million gallons for the same period in 2019. Our production segment’s average sales price per gallon increased 25% to $2.02 for the three months ended September 30, 2020 compared to our production segment’s average sales price per gallon of $1.62 for the same period in 2019. At our production segment’s average sales price per gallon of $2.02 for the three months ended September 30, 2020, we generated $174.5 million less in net sales from our production segment from the 86.6 million fewer production gallons sold in the three months ended September 30, 2020 as compared to the same period in 2019. This decline was partially offset by the increase of $0.40 in our production segment’s average sales price per gallon for the three months ended September 30, 2020 as compared to the same period in 2019, which increased our net sales of alcohols from our production segment by $51.4 million.

Net sales of co-products declined $35.1 million, or 53%, to $30.6 million for the three months ended September 30, 2020 as compared to $65.7 million for the same period in 2019. Our total volume of co-products sold declined by 464.9 thousand tons, or 65%, to 255.5 thousand tons for three months ended September 30, 2020 from 720.4 thousand tons for the same period in 2019, and our average sales price per ton increased to $119.57 for the three months ended September 30, 2020 from $91.19 for the same period in 2019, due to a higher mix of more valuable essential ingredients sold from our wet mill. At our average sales price per ton of $119.57 for the three months ended September 30, 2020, we realized $55.5 million less in net sales from the 464.9 thousand ton decline in co-products sold in the three months ended September 30, 2020 as compared to the same period in 2019. The increase in our average sales price per ton of $28.38, or 31%, for the three months ended September 30, 2020 as compared to the same period in 2019 increased our net sales of co-products by $20.4 million.

Marketing Segment

Net sales of alcohols from our marketing segment, excluding intersegment sales, declined by $2.3 million, or 3%, to $84.3 million for the three months ended September 30, 2020 as compared to $86.6 million for the same period in 2019. Our total volume of gallons sold by our marketing segment declined by 90.1 million gallons, or 43%, to 120.2 million gallons for the three months ended September 30, 2020 as compared to 210.3 million gallons for the same period in 2019. The 90.1 million decline in gallons sold by our marketing segment is comprised of 86.6 million fewer production gallons sold and 3.5 million fewer third party gallons sold. The 3.5 million gallon decline in third party gallons sold is comprised of 0.3 million fewer gallons sold on a gross basis and 3.2 million fewer gallons sold on a net basis.

Our marketing segment’s average sales price per gallon declined 2% to $1.65 for the three months ended September 30, 2020 compared to $1.61 for the same period in 2019. At our marketing segment’s average sales price per gallon of $1.65 for the three months ended September 30, 2020, we generated $5.7 million less in net sales from our marketing segment from the 3.5 million fewer gallons in third party fuel-grade ethanol sold in the three months ended September 30, 2020 as compared to the same period in 2019. The increase of $0.04 in our marketing segment’s average sales price per gallon for the three months ended September 30, 2020 as compared to the same period in 2019 increased our net sales from third party fuel-grade ethanol sold by our marketing segment by $3.4 million.

Nine Months Ended September 30, 2020 and 2019

On a consolidated basis, our average sales price per gallon increased 0.6% to $1.60 for the nine months ended September 30, 2020 compared to $1.59 for the same period in 2019. The average CBOT fuel-grade ethanol price per gallon declined 13.0% to $1.20 for the nine months ended September 30, 2020 compared to $1.38 for the same period in 2019. The increase in our average sales price per gallon, despite lower fuel-grade ethanol production, is due to a change in our mix of sales, with a higher percentage of gallons sold of specialty alcohols as compared to fuel-grade ethanol.

Production Segment

Net sales of alcohols from our production segment declined by $206.9 million, or 35%, to $379.8 million for the nine months ended September 30, 2020 as compared to $586.7 million for the same period in 2019. Our total volume of production gallons sold declined by 142.6 million gallons, or 39%, to 223.0 million gallons for the nine months ended September 30, 2020 as compared to 365.6 million gallons for the same period in 2019. Our production segment’s average sales price per gallon increased 6% to $1.68 for the nine months ended September 30, 2020 compared to $1.59 for the same period in 2019. At our production segment’s average sales price per gallon of $1.68 for the nine months ended September 30, 2020, we generated $239.4 million less in net sales from our production segment from the 142.6 million fewer production gallons sold in the nine months ended September 30, 2020 as compared to the same period in 2019. The increase of $0.09 in our production segment’s average sales price per gallon for the nine months ended September 30, 2020 as compared to the same period in 2019 increased our net sales of alcohols from our production segment by $32.5 million.

Net sales of co-products declined $64.5 million, or 32%, to $134.7 million for the nine months ended September 30, 2020 as compared to $199.2 million for the same period in 2019. Our total volume of co-products sold decreased by 918.5 thousand tons, or 44%, to 1,177.5 thousand tons for nine months ended September 30, 2020 from 2,096.0 thousand tons for the same period in 2019. Our average sales price per ton increased to $114.38 for the nine months ended September 30, 2020 from $95.03 for the same period in 2019 due to a higher mix of more valuable essential ingredients. At our average sales price per ton of $114.38 for the nine months ended September 30, 2020, we generated $105.0 million less in net sales from the 918.5 thousand tons of fewer co-products sold in the nine months ended September 30, 2020 as compared to the same period in 2019. The increase of $19.35, or 20%, in our average sales price per ton for the nine months ended September 30, 2020 as compared to the same period in 2019 increased net sales of co-products by $40.5 million.

Marketing Segment

Net sales of alcohols from our marketing segment, excluding intersegment sales, declined by $67.7 million, or 24%, to $213.7 million for the nine months ended September 30, 2020 as compared to $281.4 million for the same period in 2019. Our total volume of gallons sold by our marketing segment declined by 188.0 million gallons, or 30%, to 435.9 million gallons for the nine months ended September 30, 2020 as compared to 623.9 million gallons for the same period in 2019. The 188.0 million decline in gallons sold by our marketing segment is comprised of 142.6 million fewer production gallons sold and 45.4 million fewer third party gallons sold. The 45.4 million decline in third party gallons sold is comprised of 32.2 million fewer gallons sold on a gross basis and 13.2 million fewer gallons sold on a net basis.

Our marketing segment’s average sales price per gallon increased less than 1% to $1.53 for the nine months ended September 30, 2020 as compared to $1.52 for the same period in 2019. At our marketing segment’s average sales price per gallon of $1.53 for the nine months ended September 30, 2020, we generated $69.3 million less in net sales from our marketing segment from the 45.4 million fewer gallons in third party fuel-grade ethanol sold in the nine months ended September 30, 2020 as compared to the same period in 2019. The increase of $0.01 in our marketing segment’s average sales price per gallon for the nine months ended September 30, 2020 as compared to the same period in 2019 increased our net sales from third party fuel-grade ethanol sold by our marketing segment by $1.6 million.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit improved to $20.9 million, representing a gross profit margin of 10.2%, for the three months ended September 30, 2020 compared to a gross loss of $14.8 million, representing a gross profit margin of negative 4.1% for the same period in 2019. Our consolidated gross profit improved to $39.2 million, representing a gross profit margin of 5.4%, for the nine months ended September 30, 2020 compared to a gross loss of $13.1 million, representing a gross profit margin of negative 1.2%, for the same period in 2019. Our gross profit and gross profit margin improved primarily due to significantly higher margins from sales of our specialty alcohols.

Three Months Ended September 30, 2020 and 2019

Production Segment

Our production segment’s gross profit from external sales improved by $36.3 million to $20.4 million for the three months ended September 30, 2020 as compared to a loss of $15.9 million for the same period in 2019. Of this improvement, $77.0 million is attributable to our production segment’s higher production volumes and margins of specialty alcohols for the three months ended September 30, 2020 as compared to the same period in 2019, partially offset by $40.7 million in lower gross profit attributable to lower production volumes and margins of fuel-grade ethanol for the three months ended September 30, 2020 as compared to the same period in 2019.

Marketing Segment

Our marketing segment’s gross profit declined by $0.6 million to $0.5 million for the three months ended September 30, 2020 as compared to $1.1 million for the same period in 2019. This decline primarily relates to our marketing segment’s lower margins per gallon for fuel-grade ethanol for the three months ended September 30, 2020 as compared to the same period in 2019.

Nine Months Ended September 30, 2020 and 2019

Production Segment

Our production segment’s gross profit from external sales improved by $56.4 million to $32.8 million for the nine months ended September 30, 2020 as compared to a gross loss of $23.6 million for the same period in 2019. Of this improvement, $77.4 million is attributable to our production segment’s higher production volumes and margins of specialty alcohols for the nine months ended September 30, 2020 as compared to the same period in 2019, partially offset by $21.0 million in lower gross profit attributable to production volumes and margins of fuel-grade ethanol for the nine months ended September 30, 2020 as compared to the same period in 2019.

Marketing Segment

Our marketing segment’s gross profit declined by $4.1 million to $6.4 million for the nine months ended September 30, 2020 as compared to $10.5 million for the same period in 2019. Of this decline, $2.7 million is attributable to our marketing segment’s lower margins per gallon for fuel-grade ethanol and $1.4 million is attributable to lower third-party marketing volumes for the nine months ended September 30, 2020 as compared to the same period in 2019.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Selling, general and administrative expenses	$6,404	$8,687	$(2,283)	(26.3)%	$25,245	$23,630	$1,615	6.8%
Percentage of net sales	3.1%	2.4%			3.5%	2.2%

Our SG&A expenses decreased for the three months ended September 30, 2020 as compared to the same period in 2019. The decrease in SG&A expenses is primarily due to reduced legal and consulting expenses. Our SG&A expenses increased for the nine months ended September 30, 2020 as compared to the same period in 2019. The increase in SG&A expenses is primarily due to increases in professional fees associated with the sale of our interest in Pacific Aurora, LLC, or Pacific Aurora, and our other strategic initiatives.

Net Income (Loss) Available to Common Stockholders

The following table presents our net income (loss) available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Net income (loss) available to common stockholders	$14,896	$(27,645)	$42,541	NM	$4,130	$(48,808)	$52,938	NM
Percentage of net sales	7.3%	(7.6)%			0.6%	(4.6)%

The improvement in net income (loss) available to common stockholders is primarily due to significantly higher margins from our specialty alcohol sales for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 and a gain on settlement of litigation of $11.8 million, partially offset by higher fair value adjustments resulting from higher market prices of our common stock.

Liquidity and Capital Resources

During the nine months ended September 30, 2020, we funded our operations primarily from cash generated by our operations and cash on hand. These funds were used to make payments on our term debt and under our other credit facilities, and for capital expenditures and to make lease payments.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2020, we continued to experience significant adverse conditions in the fuel-grade ethanol market as demand and pricing were at record lows due to reduced domestic transportation and resulting lower gasoline demand. In response, we reduced production at our distilleries by more than 50% in an effort to conserve capital as a result of a substantial reduction in demand due to stay-at-home orders issued in response to the coronavirus pandemic. We have, however, not only continued producing and selling specialty alcohols, but also converted a portion of our fuel-grade ethanol production to specialty alcohol production to respond to increased demand from the sanitizer and disinfectant markets. These sales of specialty alcohols were at a mix of fixed and spot pricing, both of which resulted in positive net income and cash flows from operations during the second and third quarters. We expect robust demand for our specialty alcohols to continue for at least the next twelve months as we continue to enter fixed price contracts and hedge corn input costs, locking in profit margins on sales of specialty alcohols.

At September 30, 2020, we had $38.7 million in cash and $9.2 million available under our operating line of credit for our marketing subsidiary, Kinergy Marketing LLC, or Kinergy. During the nine months ended September 30, 2020, we generated $75.7 million in cash from our operations and realized $19.9 million in net cash from the sale of our interest in Pacific Aurora. These positive cash flows have allowed us to make net payments totaling $91.6 million on our debt. Further, subsequent to September 30, 2020, we made an additional $25.3 million in payments on our term debt using the proceeds of an equity offering described below.

On October 28, 2020, we closed an underwritten public offering of 5,075,000 shares of our common stock at a public offering price of $8.42 per share and 5-year pre-funded warrants to purchase 3,825,493 shares of common stock at a public offering price of $8.42 per pre-funded warrant. In addition, in a concurrent private placement, we also issued to the investor, for a nominal price, warrants to purchase an additional 8,900,493 shares of common stock at an exercise price of $9.757 per share. The warrants will become exercisable after the six-month anniversary of the offering and will expire on the 18-month anniversary of the offering. The aggregate gross proceeds from the offerings of common stock, pre-funded warrants and warrants was approximately $75.0 million. The net offering proceeds to us were approximately $70.0 million after deducting underwriting discounts and commissions and other estimated offering expenses.

Our current available capital resources consist of cash on hand and amounts available for borrowing under our credit facilities. We expect that our future available capital resources will consist primarily of any cash generated from our operations, cash balances, any availability under our lines of credit and net cash proceeds from any sale of our production assets.

We believe that as of the date of this report, we are in compliance with all debt covenants contained in our credit facilities, except our obligation to obtain lender approval of a comprehensive plan to restructure our assets and liabilities with respect to our Pekin and ICP debt and a dispute over whether a portion of our principal payments originated from an approved source of funds. As noted above, we appointed a chief restructuring officer to facilitate the development of such a plan and we have presented and continue to negotiate the plan with our lenders. As a result, we are not in compliance with our obligations to our lenders, which could result in their acceleration of our debt. Even though we do not believe acceleration is probable, we have classified our related debt as current on our consolidated balance sheets.

In addition to our projected cash flows from operations, we recently raised net proceeds of $70.0 million in offerings of common stock and warrants, and have recently announced the sale of certain assets for $10.0 million, which is expected to close by November 30, 2020. We continue to evaluate our Western fuel-grade ethanol distilleries for either repurposing or sale, which may provide additional proceeds to repay debt. Given these factors, we believe we have alleviated substantial doubt about our ability to continue as a going concern and we will have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs for the next twelve months from the date of this report.

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

	September 30, 2020	December 31, 2019	Change
Cash and cash equivalents	$38,730	$18,997	103.9%
Current assets	$137,715	$232,064	(40.7)%
Property and equipment, net	$306,251	$332,526	(7.9)%
Current liabilities	$115,105	$160,398	(28.2)%
Long-term debt, net of current portion	$87,989	$180,795	(51.3)%
Working capital	$22,610	$71,666	(68.5)%
Working capital ratio	1.20	1.45	(17.2)%

Restricted Net Assets

At September 30, 2020, we had approximately $291.3 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of our subsidiaries.

Changes in Working Capital and Cash Flows

Our working capital declined to $22.6 million at September 30, 2020 from $71.7 million at December 31, 2019 as a result of a decrease of $94.3 million in current assets, partially offset by a decrease of $45.3 million in current liabilities.

Current assets decreased primarily due to a decrease in assets held-for-sale associated with the completed sale of our interest in Pacific Aurora, and decreases in accounts receivable and inventories, due to the timing of collections, and lower fuel-grade ethanol production and sales.

Our current liabilities decreased primarily due to a decrease in liabilities held-for-sale associated with the completed sale of our interest in Pacific Aurora, partially offset by an increase in the current portion of our long-term debt primarily due to our failure to obtain lender approval of a comprehensive plan to restructure our assets and liabilities.

Our cash and cash equivalents increased by $19.7 million at September 30, 2020 as compared to December 31, 2019 primarily due to $75.7 million in cash provided by our operating activities and $15.0 million in cash provided by our investing activities, partially offset by $71.0 million in cash used in our financing activities.

Cash provided by our Operating Activities

Cash provided by our operating activities increased by $102.9 million for the nine months ended September 30, 2020, as compared to the same period in 2019. We generated $75.7 million in cash from our operating activities during the nine months ended September 30, 2020. Specific factors that contributed to the increase in cash provided by our operating activities include:

●	an increase of $54.4 million in our consolidated net income due to higher margins from our sales of specialty alcohols;

●	a decrease of $30.2 million related to accounts receivable primarily due to the timing of collections and reduced volumes;

●	a decrease of $27.6 million related to inventories as we reduced fuel-grade ethanol production during the period; and

●	an increase of $9.4 million related to liabilities held-for-sale in connection with the sale of our interests in Pacific Aurora.

These amounts were partially offset by:

●	a decrease of $18.8 million in accounts payable and accrued expenses, primarily due to increased payments of past due amounts;

●	a decrease of $9.1 million in depreciation expense resulting from the sale of Pacific Aurora; and

●	a decrease of $4.5 million related to other assets due to the timing of payments.

Cash provided by our Investing Activities

Cash provided by our investing activities was $15.0 million for the nine months ended September 30, 2020, which included $19.9 million in net proceeds from the sale of Pacific Aurora, partially offset by $4.9 million of additions to property and equipment.

Cash used in our Financing Activities

Cash used in our financing activities was $71.0 million for the nine months ended September 30, 2020. The increase in cash used in our financing activities was primarily due to $39.5 million in net payments under Kinergy’s line of credit and $52.1 million in principal payments on our other borrowings, partially offset by $9.9 million in proceeds under our CARES Act loans, $5.5 million in proceeds from warrant exercises and $5.3 million from the issuance of common stock.

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

	Three Months Ended September 30,		Years Ended December 31,
	2020	2019	2019	2018
Fixed-Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	5.66	5.62	5.71	19.06
Excess	3.66	3.62	3.71	17.06

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of September 30, 2020, Kinergy had an outstanding balance of $41.4 million with additional borrowing availability under the credit facility of $9.2 million.

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

Under the amendment, PE Pekin, collectively with Illinois Corn Processing, LLC, or ICP, agreed to pay the lenders an aggregate of $40.0 million on or before September 30, 2020 to reduce the outstanding balances of the term loans under the PE Pekin credit agreement and the ICP credit agreement. The $40.0 million is an aggregate amount payable to ICP’s lender and PE Pekin’s lender, and allocated between them. The $40.0 million is to be funded through asset sales, proceeds of any award, judgment or settlement of litigation, or, at our election, from funds contributed to PE Pekin by us. Following receipt by the lenders under the ICP credit agreement and the PE Pekin credit agreement, collectively, of $40.0 million in full, and once any loans corresponding to the particular midwestern asset sold are repaid, additional proceeds from the sale of any of our midwestern distillery assets will generally be allocated 33/34/33% among ICP’s lender and PE Pekin’s lender, collectively, the selling security holders, and us, respectively. Proceeds from the sale of any of our western assets will generally be allocated 33/34/33% among PE Pekin’s lender and ICP’s lender, collectively, the selling security holders, and us, respectively.

PE Pekin’s lender also imposed cross-default terms such that, until PE Pekin’s lender and ICP’s lender receive $40.0 million, a default under the ICP credit agreement would constitute a default under the PE Pekin credit agreement. PE Pekin agreed to provide additional collateral security to support its obligations under the PE Pekin credit agreement, including second lien positions in our western distilleries, which will terminate and be released upon PE Pekin’s lender’s receipt of $40.0 million.

On December 29, 2019, PE Pekin agreed to amend the secured obligations under its security agreement to include PE Pekin’s unconditional guarantee of the payment of up to an aggregate $40.0 million to satisfy the obligations of ICP to ICP’s lender under the ICP credit agreement.

On March 20, 2020, PE Pekin and its lender agreed to defer $1.0 million in aggregate interest payments due March 20, 2020 and April 20, 2020 until May 20, 2020. On that same date, we granted to the lender a security interest in all of our equity interests in our wholly-owned subsidiary, PE Op Co., which indirectly owns our distilleries located on the West Coast. We also entered into intercreditor agreements with our PE Pekin and ICP lenders, and the agent for our senior secured noteholders, to address issues of priority and the allocation of proceeds from asset sales.

On April 15, 2020, upon the closing of the sale of our interests in Pacific Aurora, we repaid approximately $11.6 million in principal on our PE Pekin term debt.

At the end of the second quarter and during the third quarter of 2020, we repaid an aggregate of approximately $19.4 million in additional principal on our PE Pekin term debt.

As of the filing of this report, we believe we are in compliance with all debt covenants under our PE Pekin credit facilities, except our obligation to obtain lender approval of a comprehensive plan to restructure our assets and liabilities and a dispute over whether a portion of our principal payments originated from an approved source of funds. See “Risk Factors”.

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

On December 20, 2019, ICP amended its term and revolving credit facilities under which ICP’s lender granted waivers for certain ICP covenant defaults and replaced those covenants with new EBITDA and production volume covenants. ICP’s lender also imposed cross-default terms such that, until ICP’s lender and PE Pekin’s lender receive an aggregate of $40.0 million, a default under the PE Pekin credit agreement would constitute a default under the ICP credit agreement. ICP agreed to provide additional collateral security to support its obligations under the ICP credit agreement, including second lien positions in our western distilleries, which will terminate and be released upon ICP’s lender’s receipt of an aggregate of $40.0 million. ICP’s prior scheduled principal payment of $1.5 million, originally due on December 20, 2019, was deferred to the maturity date of September 20, 2021. Scheduled quarterly principal payments of $1.5 million will resume March 20, 2020.

Under the amendment, ICP, collectively with PE Pekin, agreed to pay the lenders an aggregate of $40.0 million on or before September 30, 2020 to reduce the outstanding balances of the term loans under the ICP credit agreement and the PE Pekin credit agreement. The $40.0 million is an aggregate amount payable to ICP’s lender and PE Pekin’s lender, and allocated between them. The $40.0 million is to be funded through asset sales, proceeds of any award, judgment or settlement of litigation, or, at our election, from funds contributed to ICP by us. Following receipt by the lenders under the ICP credit agreement and the PE Pekin credit agreement, collectively, of $40.0 million in full, and once any loans corresponding to the particular midwestern asset sold are repaid, any additional proceeds from a sale of our midwestern distillery assets will generally be allocated 33/34/33% among ICP’s lender and PE Pekin’s lender, collectively, the selling security holders, and us, respectively. Proceeds from the sale of any of our western assets will generally be allocated 33/34/33% among PE Pekin’s lender and ICP’s lender, collectively, the selling security holders, and us, respectively.

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

At the end of the second quarter and during the third quarter of 2020, we repaid an aggregate of approximately $9.7 million in additional principal on our ICP revolving debt.

As of the filing of this report, we believe we are in compliance with all debt covenants under our ICP credit facilities, except our obligation to obtain lender approval of a comprehensive plan to restructure our assets and liabilities and a dispute over whether a portion of our principal payments originated from an approved source of funds. See “Risk Factors”.

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

On March 20, 2020, we and the noteholders agreed to defer a $2.5 million aggregate interest payment due March 15, 2020 until May 20, 2020. On that same date, ICP granted a junior lien in certain of its personal property to the noteholders, and PE Central granted a junior lien in certain of its personal property to the noteholders. PE Central also pledged its equity interests in Pacific Aurora, PE Pekin and ICP in favor of the noteholders. In addition, PE Op Co. and Pacific Ethanol West, LLC, which directly owns our distilleries located on the West Coast, granted a security interest in certain of their personal property to the noteholders. We also entered into intercreditor agreements with our PE Pekin and ICP lenders, and the agent for our senior secured noteholders, to address issues of priority and the allocation of proceeds from asset sales.

During September 2020, we repaid approximately $5.5 million in additional principal on the notes.

On November 10, 2020, we repaid approximately $25.3 million in additional principal on the notes.

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

At-the-Market Program

We previously established an “at-the-market” equity distribution program under which we could offer and sell shares of common stock to, or through, sales agents by means of ordinary brokers’ transactions on The NASDAQ Capital Market, in block transactions, or as otherwise agreed to between us and the sales agent at prices we deem appropriate. We were under no obligation to offer and sell shares of common stock under the program. For the three months ended September 30, 2020, we sold 1,000,000 shares of common stock through our “at-the-market” equity program that resulted in net proceeds of $5,013,741 and fees paid to our sales agent of $159,048. We terminated our “at-the-market” equity program on October 22, 2020.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and nine months ended September 30, 2020 and 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded as of September 30, 2020 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Risks Related to our Business

The effects of the coronavirus pandemic, or its abatement, may materially and adversely affect our business, results of operations and liquidity.

The coronavirus pandemic has resulted in businesses suspending or substantially curtailing global operations and travel, quarantines, and an overall substantial slowdown of economic activity. Federal, state and foreign governments have implemented measures to contain the virus, including social distancing requirements, travel restrictions, border closures, limitations on public gatherings, work-from-home orders, and closure of non-essential businesses. Transportation fuels in particular, including fuel-grade ethanol, have experienced significant price declines and reduced demand. A further or extended ongoing downturn in global economic activity, or recessionary conditions in major geographic regions, will lead to poor demand for, and negatively affect the prices of, fuel-grade ethanol, materially and adversely affecting our business, results of operations and liquidity.

Furthermore, to protect the health and well-being of our employees and customers, we have implemented work-from-home requirements, made substantial modifications to employee travel policies, and cancelled or shifted marketing and other corporate events to virtual-only formats for the foreseeable future. While we continue to monitor our circumstances and may adjust our current policies as more information and public health guidance become available, these precautionary measures could negatively affect our sales and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, any of which could harm our business and results of operations.

In addition, if one or more of our employees or customers becomes ill from coronavirus and attributes their infection to us, including through exposure at one of our offices or distilleries, we could be subject to allegations of failure to adequately mitigate the risk of exposure. Such allegations could harm our reputation and expose us to the risks of litigation and liability.

Our specialty alcohols business has benefitted significantly from the coronavirus pandemic due to a substantial increase in demand for alcohol-based sanitizers and disinfectants. As the coronavirus pandemic abates, demand for alcohol-based sanitizers and disinfectants may decline, ultimately exerting downward pressure on prices for our specialty alcohols used in those products. In addition, higher industry production levels in response to the coronavirus pandemic and any resulting oversupply of specialty alcohols for sanitizers and disinfectants will also exert downward pressure on prices. Reduced demand and prices for our specialty alcohols used in sanitizers and disinfectants, or industry oversupply of those specialty alcohols, may materially and adversely affect our business, results of operations and liquidity.

Our indebtedness exposes us to many risks that could negatively impact our business, our business prospects, our liquidity and our cash flows and results of operations.

Our distilleries located in the Midwest have significant indebtedness. In addition, we have significant indebtedness under our senior secured notes issued at the parent-company level. The terms of our loans require amortizing payments of principal over the lives of the loans and our borrowing availability under our revolving credit facilities periodically and automatically declines through the maturity dates of those facilities. Our indebtedness could:

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

We are not in compliance with our obligation to obtain lender approval of a comprehensive plan to restructure our assets and liabilities, which could result in their acceleration of our debt. In addition, although we paid an aggregate of $40.0 million to our Pekin and ICP lenders by September 30, 2020, a portion of that amount is disputed as originating from an approved source of funds. A failure to timely pay the required amount from an approved source of funds could be a default under the terms of our debt obligations to our lenders, which could result in their acceleration of our debt. We do not have sufficient liquidity or capital resources to immediately repay our debt if accelerated.

Our distillery indebtedness bears interest at variable rates. An increase in prevailing interest rates would likewise increase our debt service obligations and could materially and adversely affect our cash flows and results of operations.

Our ability to generate sufficient cash to make all principal and interest payments when due depends on our business performance, which is subject to a variety of factors beyond our control, including the supply of and demand for our alcohols and other products, product prices, the cost of key production inputs, and many other factors incident to the alcohol production and marketing industry. We cannot provide any assurance that we will be able to timely satisfy such obligations. Our failure to timely satisfy our debt obligations could have a material adverse effect on our business, business prospects, liquidity, cash flows and results of operations, and could force us to seek protection under the U.S. Bankruptcy Code.

We have incurred significant losses and negative operating cash flow in the past and we may incur losses and negative operating cash flow in the future, which may hamper our operations and impede us from expanding our business.

We have incurred significant losses and negative operating cash flow in the past. For the nine months ended September 30, 2019, we incurred consolidated net losses of $51.5 million. For the years ended December 31, 2019 and 2018, we incurred consolidated net losses of approximately $101.3 million and $68.0 million, respectively. For the year ended December 31, 2019, we incurred negative operating cash flow of approximately $23.4 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

Our results of operations and our ability to operate at a profit are largely dependent on our ability to manage the costs of corn, natural gas and other production inputs, with the prices of our alcohols and essential ingredients, all of which are subject to volatility and uncertainty.

Our results of operations are highly impacted by commodity prices, including the cost of corn, natural gas and other production inputs that we must purchase, and the prices of alcohols and essential ingredients that we sell. Prices and supplies are subject to and determined by market and other forces over which we have no control, such as weather, domestic and global demand, supply shortages, export prices and various governmental policies in the United States and throughout the world.

Price volatility of corn, natural gas and other production inputs, and alcohols and essential ingredients, may cause our results of operations to fluctuate substantially. We may fail to generate expected levels of net sales and profits even under fixed-price and other contracts for the sale of specialty alcohols used in consumer products. Our customers may not pay us timely or at all, even under longer-term, fixed-price contracts for our specialty alcohols, and may seek to renegotiate prices under those contracts during periods of falling prices or high price volatility.

Over the past several years, for example, the spread between corn and fuel-grade ethanol prices has fluctuated significantly. Fluctuations are likely to continue to occur. A sustained narrow spread, whether as a result of sustained high or increased corn prices or sustained low or decreased alcohol or essential ingredient prices, would adversely affect our results of operations and financial position. Revenues from sales of alcohols, particularly fuel-grade ethanol, and essential ingredients could decline below the marginal cost of production, which may force us to suspend production, particularly fuel-grade ethanol production, at some or all of our distilleries.

In addition, some of our fuel-grade ethanol marketing activities will likely be unprofitable in a market of generally declining prices due to the nature of our business. For example, to satisfy customer demands, we maintain certain quantities of fuel-grade ethanol inventory for subsequent resale. Moreover, we procure much of our fuel-grade ethanol inventory outside the context of a marketing arrangement and therefore must buy fuel-grade ethanol at a price established at the time of purchase and sell fuel-grade ethanol at an index price established later at the time of sale that is generally reflective of movements in the market price of fuel-grade ethanol. As a result, our margins for fuel-grade ethanol sold in these transactions generally decline and may turn negative as the market price of fuel-grade ethanol declines.

We can provide no assurance that corn, natural gas or other production inputs can be purchased at or near current or any particular prices, or that our alcohols or essential ingredients will sell at, or near current or any particular prices. Consequently, our results of operations and financial position may be adversely affected by increases in the prices of corn, natural gas and other production inputs or decreases in the prices of our alcohols and essential ingredients.

Increased alcohol or essential ingredient production or higher inventory levels may cause a decline in prices for those products, and may have other negative effects, adversely impacting our results of operations, cash flows and financial condition.

The prices of our alcohols, in particular fuel-grade ethanol, and essential ingredients are impacted by competing third-party supplies of those products. For example, we believe that the most significant factor influencing the price of fuel-grade ethanol has been the substantial increase in production. According to the Renewable Fuels Association, domestic fuel-grade ethanol production capacity increased from an annualized rate of 1.5 billion gallons per year in January 1999 to a record 16.1 billion gallons in 2018. In addition, if fuel-grade ethanol production margins improve, we anticipate that owners of production distilleries operating at below capacity, or owners of idled distilleries, will increase production levels, thereby resulting in more abundant fuel-grade ethanol supplies and inventories. Increases in the supply of fuel-grade ethanol may not be commensurate with increases in demand for fuel-grade ethanol, thus leading to lower fuel-grade ethanol prices. Also, higher industry production levels in response to the coronavirus pandemic and any resulting oversupply of specialty alcohols for sanitizers and disinfectants will also exert downward pressure on prices. Any of these outcomes could have a material adverse effect on our results of operations, cash flows and financial condition.

The prices of our products are volatile and subject to large fluctuations, which may cause our results of operations to fluctuate significantly.

The prices of our products are volatile and subject to large fluctuations. For example, the market price of fuel-grade ethanol is dependent upon many factors, including the supply of fuel-grade ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. For instance, fuel-grade ethanol prices, as reported by the Chicago Board of Trade, ranged from $0.81 to $1.61 per gallon for the nine months ended September 30, 2020, from $1.25 to $1.70 per gallon in 2019 and from $1.20 to $1.53 per gallon in 2018. In addition, even under longer-term, fixed-price contracts for our specialty alcohols, our customers may seek to renegotiate prices under those contracts during periods of falling prices or high price volatility. Fluctuations in the prices of our products may cause our results of operations to fluctuate significantly.

Disruptions in our production or distribution may adversely affect our business, results of operations and financial condition.

Our business depends on the continuing availability of rail, road, port, storage and distribution infrastructure. In particular, due to limited storage capacity at our distilleries and other considerations related to production efficiencies, our distilleries depend on just-in-time delivery of corn. The production of alcohols also requires a significant and uninterrupted supply of other raw materials and energy, primarily water, electricity and natural gas. Local water, electricity and gas utilities may not be able to reliably supply the water, electricity and natural gas that our distilleries need or may not be able to supply those resources on acceptable terms. In the past, poor weather has caused disruptions in rail transportation, which slowed the delivery of fuel-grade ethanol by rail, the principle manner by which fuel-grade ethanol from our distilleries located in the Midwest is transported to market. In addition, we recently experienced closure of the Illinois River for lock repairs which required greater use of less cost-effective modes of product transport such as via rail and truck, which resulted in higher costs and negatively affected our results of operations.

Disruptions in production or distribution, whether caused by labor difficulties, unscheduled downtimes and other operational hazards inherent in the alcohol production industry, including equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters such as earthquakes, floods and storms, or human error or malfeasance or other reasons, could prevent timely deliveries of corn or other raw materials and energy, and could delay transport of our products to market, and may require us to halt production at one or more distilleries, any of which could have a material adverse effect on our business, results of operations and financial condition.

Some of these operational hazards may also cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential hazards described above or we may not be able to renew this insurance on commercially reasonable terms or at all.

Cyberattacks through security vulnerabilities could lead to disruption of business, reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

Security vulnerabilities may arise from our hardware, software, employees, contractors or policies we have deployed, which may result in external parties gaining access to our networks, datacenters, cloud datacenters, corporate computers, manufacturing systems, and/or access to accounts we have at our suppliers, vendors, and customers. They may gain access to our data or our customers’ data, or attack the networks causing denial of service or attempt to hold our data or systems in ransom. The vulnerability could be caused by inadequate account security practices such as failure to timely remove employee access when terminated. To mitigate these security issues, we have implemented measures throughout our organization, including firewalls, backups, encryption, employee information technology policies and user account policies. However, there can be no assurance these measures will be sufficient to avoid cyberattacks. If any of these types of security breaches were to occur and we were unable to protect sensitive data, our relationships with our business partners and customers could be materially damaged, our reputation could be materially harmed, and we could be exposed to a risk of litigation and possible significant liability.

Further, if we fail to adequately maintain our infrastructure, we may have outages and data loss. Excessive outages may affect our ability to timely and efficiently deliver products to customers or develop new products and solutions. Such disruptions and data loss may adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

The State of California enacted the California Consumer Privacy Act of 2018, or CCPA, effective on January 1, 2020. Our and our business partners’ or contractors’ failure to fully comply with the CCPA and other laws could lead to significant fines and require onerous corrective action. In addition, data security breaches experienced by us or our business partners or contractors could result in the loss of trade secrets or other intellectual property, public disclosure of sensitive commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, customers, suppliers, contractors and others.

Unauthorized use or disclosure of, or access to, any personal information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors by an unauthorized party, or through employee or contractor error, theft or misuse, or otherwise, could harm our business. If any such unauthorized use or disclosure of, or access to, such personal information was to occur, our operations could be seriously disrupted, and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.

We may engage in hedging transactions and other risk mitigation strategies that could harm our results of operations and financial condition.

In an attempt to partially offset the effects of volatility of our product prices, in particular fuel-grade ethanol, and corn and natural gas costs, we may enter into contracts to fix the price of a portion of our production or purchase a portion of our corn or natural gas requirements on a forward basis. In addition, we may engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and unleaded gasoline from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which forward commitments have been made. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. In addition, our open contract positions may require cash deposits to cover margin calls, negatively impacting our liquidity. As a result, our hedging activities and fluctuations in the price of corn, natural gas, fuel-grade ethanol and unleaded gasoline may adversely affect our results of operations, financial condition and liquidity.

Future demand for fuel-grade ethanol is uncertain and may be affected by changes to federal mandates, public perception, consumer acceptance and overall consumer demand for transportation fuel, any of which could negatively affect demand for fuel-grade ethanol and our results of operations.

Although many trade groups, academics and governmental agencies have supported fuel-grade ethanol as a fuel additive that promotes a cleaner environment, others have criticized fuel-grade ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels and potentially depleting water resources. Some studies have suggested that corn-based ethanol is less efficient than ethanol produced from other feedstock and that it negatively impacts consumers by causing increased prices for dairy, meat and other food generated from livestock that consume corn. Additionally, critics of fuel-grade ethanol contend that corn supplies are redirected from international food markets to domestic fuel markets. If negative views of corn-based ethanol production gain acceptance, support for existing measures promoting use and domestic production of corn-based ethanol could decline, leading to reduction or repeal of federal mandates, which could adversely affect the demand for fuel-grade ethanol. These views could also negatively impact public perception of the fuel-grade ethanol industry and acceptance of fuel-grade ethanol as an alternative fuel.

There are limited markets for fuel-grade ethanol beyond those established by federal mandates. Discretionary blending and E85 blending are important secondary markets. Discretionary blending is often determined by the price of fuel-grade ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for fuel-grade ethanol may be reduced. Also, the demand for fuel-grade ethanol is affected by the overall demand for transportation fuel. Demand for transportation fuel is affected by the number of miles traveled by consumers and the fuel economy of vehicles. A reduction in the demand for fuel-grade ethanol and co-products depress the value of our fuel-grade ethanol and related products, erode our overall margins and reduce our ability to generate revenue or to operate profitably. In addition, consumer acceptance of E15 and E85 fuels is needed before fuel-grade ethanol can achieve any significant growth in market share relative to other transportation fuels.

The United States fuel-grade ethanol industry is highly dependent upon certain federal and state legislation and regulation and any changes in legislation or regulation could have a material adverse effect on our results of operations, cash flows and financial condition.

The Environmental Protection Agency, or EPA, has implemented the Renewable Fuel Standard, or RFS, pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program sets annual quotas for the quantity of renewable fuels (such as fuel-grade ethanol) that must be blended into motor fuels consumed in the United States. The domestic market for fuel-grade ethanol is significantly impacted by federal mandates under the RFS program for volumes of renewable fuels (such as fuel-grade ethanol) required to be blended with gasoline. Future demand for fuel-grade ethanol will be largely dependent upon incentives to blend fuel-grade ethanol into motor fuels, including the price of fuel-grade ethanol relative to the price of gasoline, the relative octane value of fuel-grade ethanol, constraints in the ability of vehicles to use higher fuel-grade ethanol blends, the RFS, and other applicable environmental requirements. Any significant increase in production capacity above the RFS minimum requirements may have an adverse impact on fuel-grade ethanol prices.

Legislation aimed at reducing or limiting the renewable fuel use required by the RFS has been introduced in the United States Congress. On January 3, 2019, a bill (H.R. 104) was introduced into the House of Representatives aiming to repeal certain amendments to the Clean Air Act relating to the expansion of the renewable fuel program, and for other purposes. This bill revises the renewable fuel program, including the RFS. Under current law, the RFS specifies the minimum volume of renewable fuel, such as fuel-grade ethanol, that must be contained in gasoline sold in the United States, except in noncontiguous states or territories. The RFS annually increases until 2022 when a minimum of 36 billion gallons of renewable fuel must be blended into gasoline. This bill decreases the volume of renewable fuel that must be contained in gasoline to 7.5 billion gallons each year. The bill also revises the RFS to eliminate separate volume requirements for the following renewable fuel categories: advanced biofuels, cellulosic biofuel, and biomass-based diesel. The bill was referred to a congressional subcommittee where it awaits further consideration. On May 7, 2019, the Food and Fuel Consumer Protection Act of 2019 (H.R. 2540), was introduced in the House of Representatives. The bill aims to prevent RFS blending obligations from requiring fuel-grade ethanol to make up more than 9.7 percent of the total volume of gasoline projected to be sold or introduced into commerce in the United States for a given calendar year. The bill was referred to a congressional committee, which will consider it before possibly sending the bill to the House of Representatives as a whole. On June 21, 2019, a bill (H.R. 3427) was introduced in the House of Representatives aiming to repeal the EPA’s Renewable Fuel Standard program, which requires transportation fuel to contain a minimum volume of renewable fuel. The bill was referred to a congressional committee, which will consider it before possibly sending the bill to the House of Representatives as a whole. On July 25, 2019, a bill (S.2298) was introduced in the United States Senate, to amend the Clean Air Act to eliminate the corn ethanol mandate for renewable fuel. The bill was read twice and referred to the Committee on Environment and Public Works. Our results of operations, cash flows and financial condition could be adversely impacted if any legislation is enacted that reduces or limits the RFS volume requirements.

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

The industries in which we operate are extremely competitive. Many of our significant competitors have greater production and financial resources and any of them could use their greater resources to gain market share at our expense.

The industries in which we operate are extremely competitive. Many of our significant competitors have substantially greater production and financial resources than we do. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time. Successful competition will require a continued high level of investment in production facility maintenance. Our limited resources relative to many significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in market share, sales and profitability. Even if sufficient funds are available, we may not be able to make the modifications and improvements necessary to compete successfully.

We also face competition from international suppliers, many of whom have cost structures that are substantially lower than our cost structure. An increase in domestic or foreign competition could force us to reduce our prices and take other steps to compete effectively, which could adversely affect our business, financial condition and results of operations.

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

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials and wastes, and the health and safety of our employees. In addition, some of these laws and regulations require us to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or distillery shutdowns. In addition, we have made, and expect to make, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.

We may be liable for the investigation and cleanup of environmental contamination at each of our distilleries and at off-site locations where we arrange for the disposal of hazardous substances or wastes. If these substances or wastes have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require us to expend significant amounts for investigation, cleanup or other costs.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make significant additional expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our distilleries. Present and future environmental laws and regulations, and interpretations of those laws and regulations, applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial condition.

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

We depend on a small number of customers for the majority of our fuel-grade ethanol sales. A reduction in business from any of these customers could cause a significant decline in our overall sales and profitability.

The majority of our fuel-grade ethanol sales are generated from a small number of customers. During 2019 and 2018, two customers accounted for an aggregate of approximately $336 million and $367 million in net sales of our fuel-grade ethanol, representing 24% and 25% of our total net sales, respectively, for those periods. Our agreements with these customers generally do not require them to purchase any specified volume or dollar value of fuel-grade ethanol, or to make any purchases whatsoever. Therefore, in any future period, our sales generated from these customers, individually or in the aggregate, may not equal or exceed historical levels. If sales to any of these customers cease or decline, we may be unable to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales to one or more of these customers could cause a significant decline in our overall sales and profitability.

We incur significant expenses to maintain and upgrade our distilleries and operating equipment, and any interruption in our operations would harm our operating performance.

We regularly incur significant expenses to maintain and upgrade our distilleries and operating equipment. The machines and equipment we use to produce our products are complex, have many parts and some are run on a continuous basis. We must perform routine maintenance on our equipment and will have to periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. In addition, our distilleries require periodic shutdowns to perform major maintenance and upgrades. These scheduled distillery shutdowns result in decreased sales and increased costs in the periods in which a shutdown occurs and could result in unexpected operational issues in future periods as a result of changes to equipment and operational and mechanical processes made during the shutdown period.

Our lack of long-term orders for fuel-grade ethanol and commitments by our customers could lead to a rapid decline in our sales and profitability.

We cannot rely on long-term orders for fuel-grade ethanol or commitments by our customers for protection from the negative financial effects of a decline in the demand for fuel-grade ethanol or a decline in the demand for our marketing services. The limited certainty of fuel-grade ethanol orders can make it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. Furthermore, because we depend on a small number of fuel-grade ethanol customers for a significant portion of our sales, the ramifications of these risks are greater in magnitude than if our sales of fuel-grade ethanol were less concentrated. As a result of our lack of long-term orders for fuel-grade ethanol and customer commitments, we may experience a rapid decline in our sales and profitability.

Our independent registered public accounting firm’s report for the year ended December 31, 2019 includes an explanatory note describing a substantial doubt as to our ability to continue as a going concern.

As a result of fuel-grade ethanol industry conditions that negatively affected our business, our independent registered public accounting firm included in its report on our audited consolidated financial statements as of and for the year ended December 31, 2019 an explanatory note describing a substantial doubt as to our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities, that may result if we do not continue as a going concern. The presence of a going concern note to our financial statements may have an adverse impact on our business relationships with third parties, and could make it more difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects.

Risks Related to Ownership of our Common Stock

Future sales of substantial amounts of our common stock could adversely affect the market price of our common stock.

Future sales of substantial amounts of our common stock, or securities convertible or exchangeable into shares of our common stock, into the public market, including shares of our common stock issued upon exercise of options and warrants, or perceptions that those sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital in the future.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

●	our ability to effectively transition from a predominantly fuel-grade ethanol company to a company focused on the production and sale of specialty alcohols and essential ingredients;

●	fluctuations in the market prices of our products;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	the volume and timing of the receipt of orders for our products from major customers;

●	competitive pricing pressures;

●	anticipated trends in our financial condition and results of operations;

●	changes in market valuations of companies similar to us;

●	stock market price and volume fluctuations generally;

●	regulatory developments or increased enforcement;

●	fluctuations in our quarterly or annual operating results;

●	additions or departures of key personnel;

●	our ability to obtain any necessary financing;

●	our financing activities and future sales of our common stock or other securities; and

●	our ability to maintain contracts that are critical to our operations.

Demand for fuel-grade ethanol could be adversely affected by a slow-down in the overall demand for oxygenate and gasoline additive products. The levels of our fuel-grade ethanol production and purchases for resale will be based upon forecasted demand. Accordingly, any inaccuracy in forecasting anticipated revenues and expenses could adversely affect our business. The failure to receive anticipated orders or to complete delivery in any quarterly period could adversely affect our results of operations for that period. Quarterly and annual results are not necessarily indicative of future performance for any particular period, and we may not experience revenue growth or profitability on a quarterly or an annual basis.

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

Because we do not intend to pay any cash dividends on our shares of common stock in the near future, our stockholders will not be able to receive a return on their shares unless and until they sell them.

We intend to retain a significant portion of any future earnings to finance the development, operation and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment, and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of operations, cash flows, and financial condition, operating and capital requirements, and other factors as our board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless our board of directors determines to pay dividends, our stockholders will be required to look to appreciation of our common stock to realize a gain on their investment. There can be no assurance that this appreciation will occur.

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

For the three and nine months ended September 30, 2020, we accrued an aggregate of $0.3 million and $0.9 million, respectively, in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, but did not declare or pay cash dividends, as permitted under an agreement with the holders of our Series B Preferred Stock, in an effort to preserve liquidity. For the three and nine months ended September 30, 2019, we declared and paid in cash an aggregate of $0.3 million and $0.9 million, respectively, in dividends on our Series B Preferred Stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit Number	Description (#)

10.1	Second Amended and Restated Employment Agreement dated August 7, 2020 between Pacific Ethanol, Inc. and Michael D. Kandris (1)
10.2	At Market Issuance Sales Agreement dated as of August 13, 2020 by and between Pacific Ethanol, Inc. and H.C. Wainwright & Co., LLC (2)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

(*)	Filed herewith.
(#)	All of the agreements filed as exhibits to this report contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2020.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: November 16, 2020	By:	/S/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)