Form 10-K
period 2020-12-31
Alto Ingredients, Inc.
filed 2021-03-26
CIK 778164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-21467

ALTO INGREDIENTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2170618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 South Second Street, Pekin, Illinois	61554
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (916) 403-2123

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, $0.001 par value	ALTO	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $37.7 million as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 25, 2021, there were 73,167,785 shares of the registrant’s common stock, $0.001 par value per share, and 896 shares of the registrant’s non-voting common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference certain information from the registrant’s proxy statement (the “Proxy Statement”) for the 2021 Annual Meeting of Stockholders to be filed on or before April 30, 2021.

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

ii

PART I

Item 1. Business.

Business Overview

We are a leading producer and marketer of specialty alcohols and essential ingredients, and the largest producer of specialty alcohols in the United States based on annualized volumes.

We operate seven alcohol production facilities. Three of our production facilities are located in the Midwestern state of Illinois and four of our facilities are located in the Western states of California, Oregon and Idaho. We have an annual alcohol production capacity of 450 million gallons. We market all of the alcohols produced at our facilities as well as fuel-grade ethanol produced by third parties. In 2020, we marketed over 500 million gallons combined of our own alcohols as well as fuel-grade ethanol produced by third parties, and nearly 1.5 million tons of essential ingredients on a dry matter basis. Our business consists of three reportable segments: two production segments and a marketing segment.

Our mission is to expand our business as a leading producer and marketer of specialty alcohols and essential ingredients. We intend to accomplish this goal in part by investing in our specialized and higher value specialty alcohol production and distribution infrastructure, expanding production in high-demand essential ingredients, expanding and extending the sale of our products into new regional and international markets, building efficiencies and economies of scale and by capturing a greater portion of the value stream.

Production Segments

We produce specialty alcohols, fuel-grade ethanol and essential ingredients, focusing on four key markets: Health, Home & Beauty; Food & Beverage; Essential Ingredients; and Renewable Fuels. Products for the Health, Home & Beauty market include specialty alcohols used in mouthwash, cosmetics, pharmaceuticals, hand sanitizers, disinfectants and cleaners. Products for the Food & Beverage markets include grain neutral spirits used in alcoholic beverages and vinegar as well as corn germ used for corn oils. Products for Essential Ingredients markets include yeast, corn gluten and distillers grains used in commercial animal feed and pet foods. Our Renewable Fuels products include fuel-grade ethanol and distillers corn oil used as a feedstock for renewable diesel fuel.

We produce our alcohols and essential ingredients at our production facilities described below. Our production facilities located in the Midwest are in the heart of the Corn Belt, benefit from low-cost and abundant feedstock and enjoy logistical advantages that enable us to provide our products to both domestic and international markets via truck, rail or barge. Our production facilities located on the West Coast are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages.

We are currently operating at approximately 64% of our estimated maximum annual production capacity. Our Magic Valley, Stockton and Madera facilities are currently idled. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

		Annual Production Capacity (estimated, in gallons)
Production Facility	Location	Fuel-Grade Ethanol	Specialty Alcohol
Pekin Campus	Pekin, IL	110,000,000	140,000,000
Magic Valley	Burley, ID	60,000,000	—
Columbia	Boardman, OR	40,000,000	—
Stockton	Stockton, CA	60,000,000	—
Madera	Madera, CA	40,000,000	—

Marketing Segment

We market all of the alcohols and essential ingredients we produce at our facilities. We also market fuel-grade ethanol produced by third parties.

We have extensive and long-standing customer relationships, both domestic and international, for our specialty alcohols and essential ingredients. These customers include producers and distributors of ingredients for cosmetics, sanitizers and related products, distilled spirits producers, food products manufacturers, producers of personal health/consumer health and personal care hygiene products, and global trading firms.

Our fuel-grade ethanol customers are located throughout the Western and Midwestern United States and consist of integrated oil companies and gasoline marketers who blend fuel-grade ethanol into gasoline. Our customers depend on us to provide a reliable supply of fuel-grade ethanol and manage the logistics and timing of delivery with very little effort on their part. Our customers collectively require fuel-grade ethanol volumes in excess of the supplies we produce at our facilities. We secure additional fuel-grade ethanol supplies from third-party fuel-grade ethanol plants in California and other third-party suppliers in the Midwest where a majority of fuel-grade ethanol producers are located. We arrange for transportation, storage and delivery of fuel-grade ethanol purchased by our customers through our agreements with third-party service providers in the Western United States as well as in the Midwest from a variety of sources.

We market our essential ingredient feed products to dairies and feedlots, in many cases located near our production facilities. These customers use our feed products for livestock as a substitute for corn and other sources of starch and protein. We sell our corn oil to poultry and biodiesel customers. We do not market essential ingredients from other producers.

See “Note 4 – Segments” to our Notes to Consolidated Financial Statements included elsewhere in this report for financial information about our business segments.

Company History

We are a Delaware corporation formed in February 2005. Our common stock trades on The Nasdaq Capital Market under the symbol “ALTO”. Our Internet website address is http://www.altoingredients.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission and other Securities and Exchange Commission filings are available free of charge through our website as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

Business Strategy

Our goal is to expand our business as a leading producer and marketer of specialty alcohols and essential ingredients. The key elements of our business and growth strategy to achieve this objective include:

●	Focus on our customer relationships. We have repositioned our business to focus on specialty alcohols and essential ingredients. As a result, our business is service-oriented and focused on specialty products compared to a price-oriented business focused on commodity products. We strive to make our business ever more customer-centric to enable our premium services to support premium prices and new differentiated and higher-margin products.

●	Expand product offerings. We are pursuing initiatives to broaden our product offerings to appeal to a wider range of customers and uses in our key markets. For example, we have secured ISO 9001, ICH Q7 and EXCiPACT certifications. These certifications appeal to customers with stringent quality demands and enable us to offer alcohol certified for use as an active pharmaceutical ingredient, or API, and as an excipient—an inactive component of a drug or medication, such as solvents, carriers or tinctures—in the pharmaceutical industry. We are reviewing additional certifications and product positioning within our key markets to expand the range of customers we serve and the uses our products support.

●	Implement new equipment and technologies. We are evaluating and plan to implement new equipment and technologies to increase our production yields, improve our operating efficiencies and reliability, reduce our overall carbon footprint, diversify our products and revenues, and increase our profitability as financial resources and market conditions justify these investments.

●	Sell or repurpose underperforming production assets. We are pursuing the sale of our production facilities located in Stockton and Madera, California. We are also evaluating the sale or repurposing of other underperforming fuel-grade ethanol production assets. We have idled certain underperforming production facilities and intend to restart production at those facilities only when economic prospects indicate a level of production margins sufficient to justify resuming production. We may repurpose one or more underperforming production facilities to shift production to specialty alcohols if market demand justifies the expense. We are also exploring other potential repositioning activities, including an expansion into new markets such as essential oils and CBD oils, high protein development and protein pelletizing.

●	Evaluate and pursue strategic opportunities. We are examining opportunities to expand our business such as joint ventures, strategic partnerships, synergistic acquisitions and other opportunities. We intend to pursue these opportunities as financial resources and business prospects make these opportunities desirable.

Competitive Strengths

We are the largest producer of specialty alcohols in the United States based on annualized volumes. We believe that our competitive strengths include:

●	Our customer and supplier relationships. We have extensive and long-standing close customer and supplier relationships, both domestic and international, for our specialty alcohols and essential ingredients. We have an excellent reputation for developing specialty alcohols under stringent quality control standards, particularly at our Pekin, Illinois campus, or Pekin Campus. Our quality management systems are supported by ISO 9001, ICH Q7 and EXCiPACT certifications which are viewed by our customers as important attestations of our quality control standards.

●	Barriers to entry. Our production facilities use specialized equipment, technologies and processes to achieve stringent quality controls, lower operating costs, higher yields, and efficient production of alcohols and essential ingredients. Our specialized equipment, technologies and processes, together with our quality management certifications, strict regulatory requirements, and close customer and supplier relationships create significant barriers to entry to new market participants.

●	Our experienced management. Our senior management team has a proven track record with significant operational and financial expertise and many years of experience in the alcohol production industry. Our senior executives have successfully navigated a wide variety of business and industry-specific challenges and deeply understand the business of successfully producing and marketing specialty alcohols and essential ingredients.

●	The strategic location of our Midwest production facilities. We operate three distinct but integrated production facilities at our Pekin Campus in the Midwest. We are able to participate from that location in the largest regional specialty alcohol market in the United States as well as international markets. In addition:

●	Our Midwest location enhances our overall hedging opportunities with a greater correlation to the highly-liquid physical and paper markets in Chicago.

●	Our Midwest location provides excellent logistical access via rail, truck and barge. In particular, barge access via the Illinois River to the Mississippi River enables us to efficiently bring our products to international markets.

●	The relatively unique wet milling process at one of our production facilities at our Pekin Campus allows us to extract the highest use and value from each component of the corn kernel. As a result, the wet milling process generates a higher level of cost recovery from corn than that produced at a dry mill.

●	Our Midwest location allows us deep market insight and engagement in major fuel-grade ethanol and feed markets, thereby improving pricing opportunities.

We believe that these competitive strengths will help us attain our goal of expanding our business as a leading producer and marketer of specialty alcohols and essential ingredients.

Overview of Our Key Markets and Market Opportunity

We produce specialty alcohols, fuel-grade ethanol and essential ingredients, focusing on four key markets: Health, Home & Beauty; Food & Beverage; Essential Ingredients; and Renewable Fuels.

Health, Home & Beauty

Our products for the health, home and beauty markets include specialty alcohols used in mouthwash, cosmetics, pharmaceuticals, hand sanitizers, disinfectants and cleaners. We offer a variety of specialty alcohols for the health, home and beauty markets, depending on usage and regulatory requirements, including API-grade, United States Pharmacopeia, or USP, -grade ethyl alcohols, and industrial-grade ethyl alcohol.

In 2020 we expanded our range of available product offerings within the health, home and beauty markets through quality management systems certifications. We have ISO 9001, ICH Q7 and EXCiPACT certifications at a key production facility at our Pekin Campus, all of which are viewed as important attestations of quality control standards. In particular, our ICH Q7 certification qualifies our specialty alcohols for use as an API, and our EXCiPACT certification qualifies our specialty alcohols for use as an excipient in the pharmaceutical industry. These certifications enable us to offer products to a wider group of customers and generally at more profitable margins.

Food & Beverage

Our products for the food and beverage market include specialty alcohols used in alcoholic beverages, flavor extracts and vinegar as well as corn germ used for corn oils and carbon dioxide, or CO2, used for beverage carbonation and dry ice. The principal specialty alcohol we offer for alcoholic beverages and vinegar is our grain neutral spirits, or GNS, alcohol.

We believe the key drivers in the food and beverage market include consumer preferences for the social currency of brand authenticity and heritage; consumers seeking unique and personalized experiences; younger adults drawn to the caché of luxury brands, including super-premium spirits; improved consumer access to spirits products; the growth of craft distillers; and the ability to meet wide-ranging consumer preferences through a broad diversity of spirits categories and cocktails.

Essential Ingredients

Our essential ingredients products include dried yeast, corn gluten meal, corn gluten feed, and distillers grains and liquid feed used in commercial animal feed and pet foods. The raw materials for our essential ingredients products are generated as co-products from our production of alcohols. These co-products are further manufactured, altered and refined into our essential ingredients products, including for special customer applications.

Many of our essential ingredients are used in a variety of food products to affect their nutrition, including protein and fat content, as well as other product attributes such as taste, texture, palatability and stability. Our high quality and high purity manufacturing enable our customers to use some of our essential ingredients in human foods while others are used in pet foods and animal feed. See “—Overview of Distillers Grains Market”.

We expect the essential ingredients market to grow significantly due to global demand for higher-grade protein feed, such as feed used in fisheries and other applications.

Renewable Fuels

Our renewable fuels products include fuel-grade ethanol used as transportation fuel and distillers corn oil used as a biodiesel feedstock. Our renewable fuels business is supported by our own production of fuel-grade ethanol as well as fuel-grade ethanol produced by third parties.

Renewable fuels, primarily fuel-grade ethanol, are used for a variety of purposes, including as octane enhancers for premium gasoline and to enable refiners to produce greater quantities of lower octane blend stock; for fuel blending to extend fuel supplies and reduce reliance on crude oil and refined products; and to comply with a variety of governmental programs, in particular, the national Renewable Fuel Standard, or RFS, which was enacted to promote alternatives to fossil fuels. Under the RFS, the mandated use of all renewable fuels rises incrementally and peaks at 36.0 billion gallons by 2022, of which 15.0 billion gallons are required from conventional, or corn-based, ethanol. The RFS allows the Environmental Protection Agency, or EPA, to adjust the annual requirement based on certain facts and circumstances. See “—Governmental Regulation”.

According to the Renewable Fuels Association, the domestic fuel-grade ethanol industry produced 13.8 billion gallons of ethanol in 2020. According to the United States Department of Energy, total annual gasoline consumption in the United States is approximately 123.5 billion gallons and total annual fuel-grade ethanol consumption represented approximately 11% of this amount in 2020. We anticipate that increased transportation and economic activity as the coronavirus pandemic subsides together with continued limited opportunities for gasoline refinery expansions and the growing importance of reducing CO2 emissions through the use of renewable fuels will generate additional growth in the demand for fuel-grade ethanol.

Overview of Alcohol Production Process

Alcohol production from starch- or sugar-based feedstock is a highly-efficient process. Modern alcohol production requires large amounts of corn, or other high-starch grains, and water as well as chemicals, enzymes and yeast, and denaturants including unleaded gasoline or liquid natural gas, in addition to natural gas and electricity.

Dry Milling Process

In the dry milling process, corn or other high-starch grain is first ground into meal, then slurried with water to form a mash. Enzymes are added to the mash to convert the starch into dextrose, a simple sugar. Ammonia is added for acidic (pH) control and as a nutrient for the yeast. The mash is processed through a high temperature cooking procedure, which reduces bacteria levels prior to fermentation. The mash is then cooled and transferred to fermenters, where yeast is added and the conversion of sugar to alcohol and CO2 begins.

After fermentation, the resulting “beer” is transferred to distillation, where the alcohol is separated from the residual “stillage”. The resulting alcohol is concentrated to 190 proof using conventional distillation methods and then is dehydrated to approximately 200 proof, representing 100% alcohol levels, in a molecular sieve system. For fuel-grade ethanol, the resulting anhydrous alcohol is then blended with approximately 2.5% denaturant, which is usually gasoline, and is then ready for shipment to renewable fuels markets.

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

Wet Milling Process

In the wet milling process, corn or other high-starch grain is first soaked or “steeped” in water for 24 – 48 hours to separate the grain into its many components. After steeping, the grain slurry is processed first to separate the grain germ, from which the grain oil can be further separated. The remaining fiber, gluten and starch components are further separated and sold.

The steeping liquor is concentrated in an evaporator. The concentrated product, called heavy steep water, is co-dried with the fiber component and is then sold as gluten feed. The gluten component is filtered and dried to produce gluten meal.

The starch and any remaining water from the mash is then processed into alcohol or dried and processed into corn syrup. The fermentation process for alcohol at this stage is similar to the dry milling process.

Overview of Distillers Grains Market

Distillers grains are produced as a co-product of alcohol production and are valuable components of feed rations primarily to dairies and beef cattle markets, both nationally and internationally. Our plants produce both WDG and DDGS. WDG is sold to customers proximate to the plants and DDGS is delivered by truck, rail and barge to customers in domestic and international markets. Producing WDG also allows us to use up to one-third less process energy, thus reducing production costs and lowering the carbon footprint of our production facilities.

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

Customers

We market and sell through our wholly-owned subsidiary, Kinergy Marketing LLC, or Kinergy, all of the alcohols we produce. Kinergy also markets fuel-grade ethanol produced by third parties. We market and sell through our wholly-owned subsidiary, Alto Nutrients, LLC, all of the essential ingredients we produce.

We have extensive and long-standing customer relationships, both domestic and international, for our specialty alcohols and essential ingredients. These customers include producers and distributors of ingredients for cosmetics, sanitizers and related products, distilled spirits producers, food products manufacturers, producers of personal health/consumer health and personal care hygiene products, and global trading firms.

Our fuel-grade ethanol customers are located throughout the Western and Midwestern United States and consist of integrated oil companies and gasoline marketers who blend fuel-grade ethanol into gasoline. Our customers depend on us to provide a reliable supply of fuel-grade ethanol and manage the logistics and timing of delivery with very little effort on their part. Our customers collectively require fuel-grade ethanol volumes in excess of the supplies we produce at our facilities. We secure additional fuel-grade ethanol supplies from third-party fuel-grade ethanol plants in California and other third-party suppliers in the Midwest where a majority of fuel-grade ethanol producers are located. We arrange for transportation, storage and delivery of fuel-grade ethanol purchased by our customers through our agreements with third-party service providers in the Western United States as well as in the Midwest from a variety of sources.

We market our essential ingredient feed products to dairies and feedlots, in many cases located near our production facilities. These customers use our feed products for livestock as a substitute for corn and other sources of starch and protein. We sell our corn oil to poultry and biodiesel customers. We do not market essential ingredients from other producers.

Our Pekin Campus production segment generated $330.4 million and $343.6 million in net sales for the years ended December 31, 2020 and 2019, respectively, from the sale of alcohols. Our Pekin Campus production segment generated $130.3 million and $139.0 million in net sales for the years ended December 31, 2020 and 2019, respectively, from the sale of essential ingredients.

During 2020 and 2019, our Pekin Campus production segment sold an aggregate of approximately 193.9 million and 218.5 million gallons of alcohols and 829,000 and 913,000 tons of essential ingredients, respectively, on a dry matter basis.

Our other production segment generated $137.7 million and $455.3 million in net sales for the years ended December 31, 2020 and 2019, respectively, from the sale of alcohols. Our other production segment generated $40.9 million and $130.0 million in net sales for the years ended December 31, 2020 and 2019, respectively, from the sale of essential ingredients.

During 2020 and 2019, our other production segment sold an aggregate of approximately 78.0 million and 272.5 million gallons of alcohols and 619,000 and 1,908,000 tons of essential ingredients, respectively, on a dry matter basis.

Our marketing segment generated $257.7 million and $356.9 million in net sales for the years ended December 31, 2020 and 2019, respectively, from the sale of alcohols.

During 2020 and 2019, we produced or purchased from third parties and resold an aggregate of 536.3 million and 819.4 million gallons of alcohols to approximately 65 and 109 customers, respectively. For 2020 and 2019, sales to our two largest customers, Chevron Products USA and Valero Energy Corporation represented an aggregate of approximately 14% and 24%, of our net sales, respectively. For 2020 and 2019, sales to each of our other customers represented less than 10% of our net sales.

Suppliers

Production Segments

Our production operations depend upon various raw materials suppliers, including suppliers of corn, natural gas, electricity and water. The cost of corn is the most important variable cost associated with our alcohol production. We source corn for our plants using standard contracts, including spot purchase, forward purchase and basis contracts. When resources are available, we seek to limit the exposure of our production operations to raw material price fluctuations by purchasing forward a portion of our corn requirements on a fixed price basis and by purchasing corn and other raw materials futures contracts.

During 2020 and 2019, purchases of corn from our two largest suppliers represented an aggregate of approximately 25% and 40% of our total corn purchases, respectively, for those periods. Purchases from each of our other corn suppliers represented less than 10% of total corn purchases in each of 2020 and 2019.

Marketing Segment

Our marketing operations cover alcohols and essential ingredients we produce but also depend upon various third-party producers of fuel-grade ethanol. In addition, we provide transportation, storage and delivery services through third-party service providers with whom we have contracted to receive fuel-grade ethanol at agreed upon locations from our third-party suppliers and to store and/or deliver the ethanol to agreed-upon locations on behalf of our customers. These contracts generally run from year-to-year, subject to termination by either party upon advance written notice before the end of the then current annual term.

During 2020 and 2019, we purchased and resold from third parties an aggregate of approximately 163 million and 213 million gallons, respectively, of fuel-grade ethanol.

During 2020 and 2019, purchases of fuel-grade ethanol from our two largest third-party suppliers represented 54% and 35%, respectively, of our total third-party ethanol purchases for each of those periods. Purchases from each of our other third-party ethanol suppliers represented less than 10% of total third-party ethanol purchases in each of 2020 and 2019.

Production Facilities

We operate seven production facilities. Three of our production facilities are located in the Midwestern state of Illinois and four of our facilities are located in the Western states of California, Oregon and Idaho. We have a combined annual alcohol production capacity of 450 million gallons. Our Magic Valley, Stockton and Madera facilities are currently idled. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility. The tables below provide an overview of our seven production facilities.

Pekin Campus Production Facilities

	Pekin Wet Facility	Pekin Dry Facility	Pekin ICP Facility
Location	Pekin, IL	Pekin, IL	Pekin, IL
Operating status	Operating	Operating	Operating
Approximate maximum annual alcohol production capacity (in millions of gallons)	100	60	90
Approximate maximum annual specialty alcohol production capacity (in millions of gallons)*	74	—	66
Production milling process	Wet	Dry	Dry
Primary energy source	Natural Gas	Natural Gas	Natural Gas

* Included in approximate maximum annual alcohol production capacity.

Western Production Facilities

	Madera Facility	Columbia Facility	Magic Valley Facility	Stockton Facility
Location	Madera, CA	Boardman, OR	Burley, ID	Stockton, CA
Operating status	Idled	Operating	Idled	Idled
Approximate maximum annual fuel-grade ethanol production capacity (in millions of gallons)	40	40	60	60
Production milling process	Dry	Dry	Dry	Dry
Primary energy source	Natural Gas	Natural Gas	Natural Gas	Natural Gas

Commodity Risk Management

We employ various risk mitigation techniques. For example, we may seek to mitigate our exposure to commodity price fluctuations by purchasing forward a portion of our corn and natural gas requirements through fixed-price or variable-price contracts with our suppliers, as well as entering into derivative contracts for fuel-grade ethanol, corn and natural gas. To mitigate fuel-grade ethanol inventory price risks, we may sell a portion of our production forward under fixed- or index-price contracts, or both. We may hedge a portion of the price risks by selling exchange-traded futures contracts. Proper execution of these risk mitigation strategies can reduce the volatility of our gross profit margins.

Specialty alcohols have relatively low price volatility and are usually priced at significant premiums to fuel-grade ethanol. The market price of fuel-grade ethanol is volatile, however, and subject to large fluctuations. Given the nature of our business, we cannot effectively hedge against extreme volatility or certain market conditions. For example, fuel-grade ethanol prices, as reported by the Chicago Board of Trade, or CBOT, ranged from $0.81 to $1.62 per gallon during 2020 and from $1.25 to $1.70 per gallon during 2019; and corn prices, as reported by the CBOT, ranged from $3.03 to $4.84 per bushel during 2020 and from $3.41 to $4.55 per bushel during 2019.

Marketing Arrangements

We market all the alcohols and essential ingredients produced at our facilities. In addition, we have exclusive fuel-grade ethanol marketing arrangements with two third-party ethanol producers, Calgren Renewable Fuels, LLC and Aemetis Advanced Fuels Keyes, Inc., to market and sell their entire fuel-grade ethanol production volumes. Calgren Renewable Fuels, LLC owns and operates a fuel-grade ethanol production facility in Pixley, California with annual production capacity of 55 million gallons. Aemetis Advanced Fuels Keyes, Inc. owns and operates a fuel-grade ethanol production facility in Keyes, California with annual production capacity of 60 million gallons.

Competition

We are the largest producer of specialty alcohols in the United States based on annualized volumes.

Other significant producers of specialty alcohols in the United States are Archer-Daniels-Midland Company, MGP Ingredients, Inc., Grain Processing Corporation, CIE and Greenfield Global Inc., which collectively make up a significant majority of the total installed specialty alcohol production capacity in the United States along with many smaller producers.

The largest producers of fuel-grade ethanol in the United States are POET, LLC, Valero Renewable Fuels Company, LLC, Archer-Daniels-Midland Company, Green Plains Inc. and Flint Hills Resources, collectively with approximately 41% of the total installed fuel-grade ethanol production capacity in the United States. In addition, there are many mid-sized fuel-grade ethanol producers with several plants under ownership, smaller producers with one or two plants, and several fuel-grade ethanol marketers that create significant competition. Overall, we believe there are over 200 fuel-grade ethanol production facilities in the United States with a total installed production capacity of approximately 17.4 billion gallons and many brokers and marketers with whom we compete for sales of fuel-grade ethanol and its co-products.

Our fuel-grade ethanol also competes on a global market against production from other countries, such as Brazil, which may have lower production costs than United States producers. Lower feedstock input costs such as sugarcane used in Brazil as compared to corn used in the Unites States may give foreign producers a competitive advantage. In addition, fuel-grade ethanol from sugarcane feedstock qualifies as an advanced biofuel, unlike corn ethanol, allowing required parties to economically satisfy an advanced biofuel standard. Moreover, new products and production technologies are under continuous development, many of which, if adopted by competitors, could harm ability to compete.

We believe that our competitive strengths include our customer and supplier relationships, the barriers to entry to our most profitable lines of business—including our modern technologies at our production facilities—our experienced management, and the strategic location of our Midwest production facilities. We believe that these advantages will help us to attain our goal to expand our business as a leading producer and marketer of specialty alcohols and essential ingredients. See “—Competitive Strengths”.

Governmental Regulation

Our business is subject to a wide range of federal, state and local laws and regulations directed at protecting public health and the environment, including those promulgated by the Occupational Safety and Health Administration, or OSHA, the U.S. Food and Drug Administration, or FDA, the EPA, and numerous state and local authorities. These laws, their underlying regulatory requirements and their potential enforcement, some of which are described below, impact, or may impact, nearly every aspect of our operations, including our production of alcohols (including distillation), our production of essential ingredients, our storage facilities, and our water usage, waste water discharge, disposal of hazardous wastes and emissions, and other matters pertaining to our existing and proposed business by imposing:

●	restrictions on our existing and proposed operations and/or the need to install enhanced or additional controls;

●	special requirements applicable to food and drug additives;

●	the need to obtain and comply with permits and authorizations;

●	liability for exceeding applicable permit limits or legal requirements, in some cases for the remediation of contaminated soil and groundwater at our production facilities, contiguous and adjacent properties and other properties owned and/or operated by third parties; and

●	other specifications for the specialty alcohols and essential ingredients we produce and market.

In addition, some governmental regulations are helpful to our production and marketing business. The fuel-grade ethanol industry in particular is supported by federal and state mandates and environmental regulations that favor the use of fuel-grade ethanol in motor fuel blends in North America. Some of the governmental regulations applicable to our production and marketing business are briefly described below.

Food and Drug Regulation

Our products for the Health, Home & Beauty, Food & Beverage and some Essential Ingredients markets are subject to regulation by the FDA as well as similar state agencies. Under the Federal Food, Drug, and Cosmetic Act, or FDCA, the FDA regulates the processing, formulation, safety, manufacture, packaging, labeling and distribution of food ingredients, vitamins and cosmetics. Many of the FDA’s and FDCA’s rules and regulations apply directly to us as well as indirectly through their application in our customers’ products. To be properly marketed and sold in the United States, a relevant product must be generally recognized as safe, approved and not adulterated or misbranded under the FDCA and relevant regulations issued under the FDCA. The FDA has broad authority to enforce the provisions of the FDCA. Failure to comply with the laws and regulations of the FDA or similar state agencies could prevent us from selling certain of our products or subject us to liability.

Renewable Fuels Energy Legislation

Under the RFS, the mandated use of all renewable fuels, including fuel-grade ethanol, rises incrementally and peaks at 36.0 billion gallons by 2022, of which 15.0 billion gallons are required from conventional, or corn-based, ethanol. Under the provisions of the Energy Independence and Security Act of 2007, the EPA has the authority to waive the mandated RFS requirements in whole or in part. To grant a waiver, the EPA administrator must determine, in consultation with the Secretaries of Agriculture and Energy, that there is inadequate domestic renewable fuel supply or implementation of the requirement would severely harm the economy or environment of a state, region or the United States as a whole.

Various bills in Congress introduced from time to time are also directed at altering existing renewable fuels energy legislation, but none has passed in recent years. Some legislative bills are directed at halting or reversing expansion of, or even eliminating, the renewable fuel program, while other bills are directed at bolstering the program or enacting further mandates or grants that would support the renewable fuels industry.

The EPA has allowed fuel and fuel-additive manufacturers to introduce into commercial gasoline that contains greater than 10% fuel-grade ethanol by volume, up to 15% fuel-grade ethanol by volume, or E15, for vehicles from model year 2001 and beyond. Commercial sale of E15 has begun in a majority of states, and the EPA has enacted a rule allowing for year-round use of E15.

Various states including California, Oregon and Washington, and other regions such as the Canadian province of British Columbia, have implemented low-carbon fuel standards focused on reducing the carbon intensity of transportation fuels. Blending fuel-grade ethanol into gasoline is one of the primary means of attaining these goals.

Additional Environmental Regulations

In addition to the governmental regulations applicable to the alcohol production and marketing industry described above, our business is subject to additional federal, state and local environmental regulations, including regulations established by the EPA and state regulatory agencies related to water quality and air pollution control. We cannot predict the manner or extent to which these regulations will harm or help our business or the alcohol production and marketing industry in general.

Employees

As of March 25, 2021, we had approximately 370 employees, including 369 full-time employees. We believe that our employees are highly-skilled, and our success will depend in part upon our ability to retain our employees and attract new qualified employees, many of whom are in great demand. Approximately 51% of our employees are presently represented by a labor union and covered by a collective bargaining agreement. We have never had a work stoppage or strike and we consider our relations with our employees to be good.

Item 1A. Risk Factors.

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other information contained in this Report and in our other filings with the Securities and Exchange Commission, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Alto Ingredients, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline, and you may lose all or part of your investment.

Risks Related to our Business

The effects of the coronavirus pandemic, or its abatement, may materially and adversely affect our business, results of operations and liquidity.

The coronavirus pandemic has resulted in businesses suspending or substantially curtailing operations and travel, quarantines, and an overall substantial slowdown of economic activity. Federal, state and foreign governments have implemented measures to contain the virus, including social distancing requirements, travel restrictions, border closures, limitations on public gatherings, work-from-home orders, and closure of non-essential businesses. Many of these measures remain or have been curtailed only partially. Transportation fuels in particular, including fuel-grade ethanol, experienced significant price declines and reduced demand. A further or extended ongoing downturn in global economic activity, or recessionary conditions in general, would likely lead to poor demand for, and negatively affect the prices of, fuel-grade ethanol, materially and adversely affecting our business, results of operations and liquidity.

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

In addition, if one or more of our employees or customers becomes ill from coronavirus and attributes their infection to us, including through exposure at one of our offices or production facilities, we could be subject to allegations of failure to adequately mitigate the risk of exposure. Such allegations could harm our reputation and expose us to the risks of litigation and liability.

Our specialty alcohols business has benefitted significantly from the coronavirus pandemic due to a substantial increase in demand for alcohol-based sanitizers and disinfectants. As the coronavirus pandemic abates, demand for alcohol-based sanitizers and disinfectants may decline, ultimately exerting downward pressure on prices for our specialty alcohols used in those products. In addition, higher industry production levels in response to the coronavirus pandemic and any resulting oversupply of specialty alcohols for sanitizers and disinfectants would also exert downward pressure on prices. Reduced demand and prices for our specialty alcohols used in sanitizers and disinfectants, or industry oversupply of those specialty alcohols, may materially and adversely affect our business, results of operations and liquidity.

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

Over the past several years, for example, the spread between corn and fuel-grade ethanol prices has fluctuated significantly. Fluctuations are likely to continue to occur. A sustained narrow spread, whether as a result of sustained high or increased corn prices or sustained low or decreased alcohol or essential ingredient prices, would adversely affect our results of operations and financial position. Revenues from sales of alcohols, particularly fuel-grade ethanol, and essential ingredients could decline below the marginal cost of production, which may force us to further suspend production, particularly fuel-grade ethanol production, at some or all of our facilities.

In addition, some of our fuel-grade ethanol marketing activities will likely be unprofitable in a market of generally declining prices due to the nature of our business. For example, to satisfy customer demands, we maintain certain quantities of fuel-grade ethanol inventory for subsequent resale. Moreover, we procure much of our fuel-grade ethanol inventory outside of third-party marketing arrangements and therefore must buy fuel-grade ethanol at a price established at the time of purchase and sell fuel-grade ethanol at an index price established later at the time of sale that is generally reflective of movements in the market price of fuel-grade ethanol. As a result, our margins for fuel-grade ethanol sold in these transactions generally decline and may turn negative as the market price of fuel-grade ethanol declines.

We can provide no assurance that corn, natural gas or other production inputs can be purchased at or near current or any particular prices, or that our alcohols or essential ingredients will sell at or near current or any particular prices. Consequently, our results of operations and financial position may be adversely affected by increases in the prices of corn, natural gas and other production inputs or decreases in the prices of our alcohols and essential ingredients.

Increased alcohol or essential ingredient production or higher inventory levels may cause a decline in prices for those products, and may have other negative effects, adversely impacting our results of operations, cash flows and financial condition.

The prices of our alcohols and essential ingredients are impacted by competing third-party supplies of those products. For example, we believe that the most significant factor influencing the price of fuel-grade ethanol has been the substantial increase in production. According to the Renewable Fuels Association, domestic fuel-grade ethanol production capacity increased from an annualized rate of 1.5 billion gallons per year in January 1999 to a record 16.1 billion gallons in 2018. In addition, if fuel-grade ethanol production margins improve, we anticipate that owners of production facilities operating at below capacity, or owners of idled production facilities, will increase production levels, thereby resulting in more abundant fuel-grade ethanol supplies and inventories. Increases in the supply of alcohols and essential ingredients may not be commensurate with increases in demand for alcohols and essential ingredients, thus leading to lower prices. Moreover, higher industry production levels in response to the coronavirus pandemic and any resulting oversupply of alcohols for sanitizers and disinfectants, and corresponding oversupply of essential ingredient co-products, may also exert downward pressure on prices. Any of these outcomes could have a material adverse effect on our results of operations, cash flows and financial condition.

The prices of our products are volatile and subject to large fluctuations, which may cause our results of operations to fluctuate significantly.

The prices of our products are volatile and subject to large fluctuations. For example, the market price of fuel-grade ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which itself is highly volatile and difficult to forecast. Our fuel-grade ethanol sales are tied to prevailing spot market prices rather than long-term, fixed-price contracts. Fuel-grade ethanol prices, as reported by the CBOT, ranged from $0.81 to $1.62 per gallon in 2020 and from $1.25 to $1.70 per gallon in 2019. In addition, even under longer-term, fixed-price contracts for our specialty alcohols, our customers may seek to renegotiate prices under those contracts during periods of falling prices or high price volatility. Fluctuations in the prices of our products may cause our results of operations to fluctuate significantly.

Disruptions in our production or distribution may adversely affect our business, results of operations and financial condition.

Our business depends on the continuing availability of rail, road, port, storage and distribution infrastructure. In particular, due to limited storage capacity at our production facilities and other considerations related to production efficiencies, our facilities depend on just-in-time delivery of corn. The production of alcohols also requires a significant and uninterrupted supply of other raw materials and energy, primarily water, electricity and natural gas. Local water, electricity and gas utilities may fail to reliably supply the water, electricity and natural gas that our production facilities need or may fail to supply those resources on acceptable terms. In the past, poor weather has caused disruptions in rail transportation, which slowed the delivery of fuel-grade ethanol by rail, the principle manner by which fuel-grade ethanol from our facilities located in the Midwest is transported to market. In addition, we recently experienced closure of the Illinois River for lock repairs which required greater use of less cost-effective modes of product transport such as via rail and truck, which resulted in higher costs and negatively affected our results of operations.

Disruptions in production or distribution, whether caused by labor difficulties, unscheduled downtimes and other operational hazards inherent in the alcohol production industry, including equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters such as earthquakes, floods and storms, or human error or malfeasance or other reasons, could prevent timely deliveries of corn or other raw materials and energy, and could delay transport of our products to market, and may require us to halt production at one or more production facilities, any of which could have a material adverse effect on our business, results of operations and financial condition.

Some of these operational hazards may also cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not fully cover the potential hazards described above or we may be unable to renew our insurance on commercially reasonable terms or at all.

We may engage in hedging transactions and other risk mitigation strategies that could harm our results of operations and financial condition.

In an attempt to partially offset the effects of volatility of our product prices, in particular fuel-grade ethanol, corn and natural gas costs, we may enter into contracts to fix the price of a portion of our production or purchase a portion of our corn or natural gas requirements on a forward basis. In addition, we may engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and unleaded gasoline from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which forward commitments have been made. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. In addition, our open contract positions may require cash deposits to cover margin calls, negatively impacting our liquidity. As a result, our hedging activities and fluctuations in the price of corn, natural gas, fuel-grade ethanol and unleaded gasoline may adversely affect our results of operations, financial condition and liquidity.

The industries in which we operate are extremely competitive. Many of our significant competitors have greater production and financial resources and could use their greater resources to gain market share at our expense.

The industries in which we operate are extremely competitive. Many of our significant competitors have substantially greater production and financial resources than we do. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time. Successful competition will require a continued high level of investment in facility maintenance. We may fail to anticipate or respond adequately to new industry developments and other competitive pressures due to our limited resources relative to many significant competitors. This failure could reduce our competitiveness and cause a decline in market share, sales and profitability. Even if sufficient funds are available, we may not be able to make the modifications and improvements necessary to compete successfully.

We also face competition from international suppliers, particularly of fuel-grade ethanol, many of whom have cost structures substantially lower than ours. An increase in domestic or foreign competition could force us to reduce our prices and take other steps to compete effectively, which could adversely affect our business, financial condition and results of operations.

We incur significant expenses to maintain and upgrade our production facilities and operating equipment, and any interruption in our operations would harm our operating performance.

We regularly incur significant expenses to maintain and upgrade our production facilities and operating equipment. The machines and equipment we use to produce our alcohols and manufacture our essential ingredients are complex, have many parts, and some operate on a continuous basis. We must perform routine equipment maintenance and must periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. In addition, our production facilities require periodic shutdowns to perform major maintenance and upgrades. These scheduled shutdowns result in lower sales and increased costs in the periods during which a shutdown occurs and could result in unexpected operational issues in future periods as a result of changes to equipment and operational and mechanical processes made during shutdown.

Risks Related to our Finances

We have incurred significant losses and negative operating cash flow in the past and we may incur losses and negative operating cash flow in the future, which may hamper our operations and impede us from expanding our business.

We have incurred significant losses and negative operating cash flow in the past. For the years ended December 31, 2020 and 2019, we incurred consolidated net losses of approximately $17.3 million and $101.3 million, respectively. For the year ended December 31, 2019, we incurred negative operating cash flow of approximately $23.4 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

Our indebtedness exposes us to many risks that could negatively impact our business, our business prospects, our liquidity and our cash flows and results of operations.

Our production facilities located in the Midwest have significant indebtedness. In addition, we have significant indebtedness under our senior secured notes issued at the parent-company level. The terms of our loans require amortizing payments of principal over the lives of the loans and our borrowing availability under our revolving credit facilities periodically and automatically declines through the maturity dates of those facilities. Our indebtedness could:

●	make it more difficult to pay or refinance our debts as they become due during adverse economic and industry conditions because those conditions could result in insufficient cash flows from operations to make our scheduled debt payments;

●	limit our flexibility to pursue strategic opportunities or react to changes in our business and the industry in which we operate and, consequently, place us at a competitive disadvantage to our competitors who have less debt;

●	require a substantial portion of our cash flow from operations, if any, to be used for debt service payments, thereby reducing our ability to fund working capital, capital expenditures, new business ventures, dividend payments and other general corporate purposes; and/or

●	limit our ability to procure additional financing for working capital or other purposes.

Our term loans and credit facilities also require compliance with numerous financial and other covenants, the violation of which could result in an acceleration of our indebtedness.

Much of our indebtedness bears interest at variable rates. An increase in prevailing interest rates would likewise increase our debt service obligations and could materially and adversely affect our cash flows and results of operations.

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

Federal and state income tax laws impose restrictions on our use of net operating loss, or NOL, and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code, or Code. In general, an ownership change occurs when stockholders owning 5% or more of a corporation entitled to use NOL or other loss carryforwards have increased their ownership by more than 50 percentage points during any three-year period. The annual base limitation under Section 382 of the Code is calculated by multiplying the corporation’s value at the time of the ownership change by the greater of the long-term tax-exempt rate determined by the Internal Revenue Service in the month of the ownership change or the two preceding months. Our ability to utilize our NOL and other loss carryforwards may be substantially limited. These limitations could result in increased future tax obligations, which could have a material adverse effect on our financial condition and results of operations.

Risks Related to Legal and Regulatory Matters

Future demand for fuel-grade ethanol is uncertain and may be affected by changes to federal mandates, public perception, consumer acceptance and overall consumer demand for transportation fuel, any of which could negatively affect demand for fuel-grade ethanol and our results of operations.

Although many trade groups, academics and governmental agencies have supported fuel-grade ethanol as a fuel additive that promotes a cleaner environment, others have criticized fuel-grade ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels and potentially depleting water resources. Some studies have suggested that corn-based ethanol is less efficient than ethanol produced from other feedstock and that it negatively impacts consumers by causing increased prices for dairy, meat and other food generated from livestock that consume corn. Additionally, critics of fuel-grade ethanol contend that corn supplies are redirected from international food markets to domestic fuel markets. If negative views of corn-based ethanol production gain acceptance, support for existing measures promoting use and domestic production of corn-based ethanol as a fuel additive could decline, leading to reduction or repeal of federal ethanol usage mandates, which would materially and adversely affect the demand for fuel-grade ethanol. These views could also negatively impact public perception of the fuel-grade ethanol industry and acceptance of ethanol as an alternative fuel.

There are limited markets for fuel-grade ethanol beyond those established by federal mandates. Discretionary blending and E85 blending (i.e., gasoline blended with up to 85% fuel-grade ethanol by volume) are important secondary markets. Discretionary blending is often determined by the price of fuel-grade ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for fuel-grade ethanol may decline. Also, the demand for fuel-grade ethanol is affected by the overall demand for transportation fuel. Demand for transportation fuel is affected by the number of miles traveled by consumers and vehicle fuel economy. Lower demand for fuel-grade ethanol and co-products would reduce the value of our ethanol and related products, erode our overall margins and diminish our ability to generate revenue or to operate profitably. In addition, we believe that consumer acceptance of E15 and E85 fuels is necessary before fuel-grade ethanol can achieve any significant growth in market share relative to other transportation fuels.

The United States fuel-grade ethanol industry is highly dependent upon various federal and state laws and any changes in those laws could have a material adverse effect on our results of operations, cash flows and financial condition.

The EPA has implemented the RFS under the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program sets annual quotas for the quantity of renewable fuels (such as fuel-grade ethanol) that must be blended into motor fuels consumed in the United States. The domestic market for fuel-grade ethanol is significantly impacted by federal mandates under the RFS program for volumes of renewable fuels (such as ethanol) required to be blended with gasoline. Future demand for fuel-grade ethanol will largely depend on incentives to blend ethanol into motor fuels, including the price of ethanol relative to the price of gasoline, the relative octane value of ethanol, constraints in the ability of vehicles to use higher ethanol blends, the RFS, and other applicable environmental requirements.

Under the provisions of the Clean Air Act, as amended by the Energy Independence and Security Act of 2007, the EPA has limited authority to waive or reduce the mandated RFS requirements, which authority is subject to consultation with the Secretaries of Agriculture and Energy, and based on a determination that there is inadequate domestic renewable fuel supply or implementation of the applicable requirements would severely harm the economy or environment of a state, region or the United States in general. Our results of operations, cash flows and financial condition could be adversely impacted if the EPA reduces the RFS requirements from the statutory levels specified in the RFS.

Various bills in Congress introduced from time to time are also directed at altering existing renewable fuels energy legislation, but none has passed in recent years. Some legislative bills are directed at halting or reversing expansion of, or even eliminating, the renewable fuel program, while other bills are directed at bolstering the program or enacting further mandates or grants that would support the renewable fuels industry. Our results of operations, cash flows and financial condition could be adversely impacted if any legislation is enacted that reduces the RFS volume requirements.

We may be adversely affected by environmental, health and safety laws, regulations and liabilities.

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials and wastes, and the health and safety of our employees. In addition, some of these laws and regulations require us to operate under permits that are subject to renewal or modification. These laws, regulations and permits often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or production facility shutdowns. In addition, we have made, and expect to make, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.

We may be liable for the investigation and cleanup of environmental contamination at each of our production facilities and at off-site locations where we arrange for the disposal of hazardous substances or wastes. If these substances or wastes have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require us to expend significant amounts for investigation, cleanup or other costs.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make significant additional expenditures. Continued government and public emphasis on environmental issues will likely result in increased future investments for environmental controls at our production facilities. Present and future environmental laws and regulations, and interpretations of those laws and regulations, applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial condition.

The hazards and risks associated with producing and transporting our products (including fires, natural disasters, explosions and abnormal pressures and blowouts) may also result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverages. Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could have a material adverse effect on our results of operations and financial condition.

Risks Related to Ownership of our Common Stock

Future sales of substantial amounts of our common stock, or perceptions that those sales could occur, could adversely affect the market price of our common stock and our ability to raise capital.

Future sales of substantial amounts of our common stock into the public market, including up to 8.9 million shares of our common stock that may be issued upon the exercise of outstanding warrants, or perceptions that those sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

●	fluctuations in the market prices of our products;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	the volume and timing of the receipt of orders for our products from major customers;

●	the coronavirus pandemic, including governmental and public response to the pandemic;

●	competitive pricing pressures;

●	anticipated trends in our financial condition and results of operations;

●	changes in market valuations of companies similar to us;

●	stock market price and volume fluctuations generally;

●	regulatory developments or increased enforcement;

●	fluctuations in our quarterly or annual operating results;

●	additions or departures of key personnel;

●	our ability to obtain any necessary financing;

●	our financing activities and future sales of our common stock or other securities; and

●	our ability to maintain contracts that are critical to our operations.

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

We intend to retain a significant portion of any future earnings to finance the development, operation and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment, and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, our results of operations, cash flows, and financial condition, operating and capital requirements, and other factors as our board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless our board of directors determines to pay dividends, our stockholders will be required to look to appreciation of our common stock to realize a gain on their investment. There can be no assurance that this appreciation will occur. See “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy”.

Our bylaws contain an exclusive forum provision, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Delaware Court of Chancery shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of us to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (d) any action asserting a claim governed by the internal affairs doctrine.

For the avoidance of doubt, the exclusive forum provision described above does not apply to any claims arising under the Securities Act of 1933, as amended, or the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

The choice of forum provision in our bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. The applicable courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. With respect to the provision making the Delaware Court of Chancery the sole and exclusive forum for certain types of actions, stockholders who do bring a claim in the Delaware Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. Finally, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on us.

General Risk Factors

Cyberattacks through security vulnerabilities could lead to disruption of business, reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

Security vulnerabilities may arise from our hardware, software, employees, contractors or policies we have deployed, which may result in external parties gaining access to our networks, data centers, cloud data centers, corporate computers, manufacturing systems, and/or access to accounts we have at our suppliers, vendors, and customers. External parties may gain access to our data or our customers’ data, or attack the networks causing denial of service or attempt to hold our data or systems in ransom. The vulnerability could be caused by inadequate account security practices such as failure to timely remove employee access when terminated. To mitigate these security issues, we have implemented measures throughout our organization, including firewalls, backups, encryption, employee information technology policies and user account policies. However, there can be no assurance these measures will be sufficient to avoid cyberattacks. If any of these types of security breaches were to occur and we were unable to protect sensitive data, our relationships with our business partners and customers could be materially damaged, our reputation could be materially harmed, and we could be exposed to a risk of litigation and possible significant liability.

Further, if we fail to adequately maintain our information technology infrastructure, we may have outages and data loss. Excessive outages may affect our ability to timely and efficiently deliver products to customers or develop new products. Such disruptions and data loss may adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

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

Item 1B. Unresolved Staff Comments.

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2020 fiscal year and that remain unresolved.

Item 2. Properties.

Our corporate headquarters, located in Pekin, Illinois, consists of plants and facilities totaling 145 acres on land we own. In Sacramento, California, we lease office space totaling 10,000 square feet under a lease expiring in 2029. We have plants located in Madera, California, at a 137 acre facility; Boardman, Oregon, at a 25 acre facility; Burley, Idaho, at a 25 acre facility; and Stockton, California, at a 30 acre facility. We own the land in Madera, California and Burley, Idaho. The land in Boardman, Oregon and Stockton, California are leased under leases expiring in 2026 and 2022, respectively. We also own an idled ethanol production facility in Canton, Illinois on a 110 acre facility, of which a significant portion is farmland. Our production segments include our ethanol production facilities. See “Business—Production Facilities”.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on The Nasdaq Capital Market under the symbol “ALTO”. Prior to February 1, 2021, our common stock traded on The Nasdaq Capital Market under the symbol “PEIX”. We also have non-voting common stock outstanding which is not listed on an exchange.

Security Holders

As of March 25, 2021, we had 73,167,785 shares of common stock outstanding held of record by approximately 290 stockholders and 896 shares of non-voting common stock outstanding held of record by one stockholder. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 25, 2021, the closing sales price of our common stock on The Nasdaq Capital Market was $5.36 per share.

Dividend Policy

We have never paid cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate that we will retain any earnings for use in the continued development of our business.

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of specified financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends. Further, the holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly in arrears. For the first nine months of 2019, we declared and paid in cash dividends on our outstanding shares of Series B Preferred Stock as they became due; however, for the fourth quarter of 2019, and for all of 2020, we accrued but did not declare or pay cash dividends under an agreement with the holders of our Series B Preferred Stock in an effort to preserve liquidity. Accrued and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of shares of our common stock.

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

Overview

We are a leading producer and marketer of specialty alcohols and essential ingredients, and the largest producer of specialty alcohols in the United States based on annualized volumes.

We operate seven alcohol production facilities. Three of our production facilities are located in the Midwestern state of Illinois and four of our facilities are located in the Western states of California, Oregon and Idaho. We have an annual alcohol production capacity of 450 million gallons. We market all of the alcohols produced at our facilities as well as fuel-grade ethanol produced by third parties. In 2020, we marketed over 500 million gallons combined of our own alcohols as well as fuel-grade ethanol produced by third parties, and nearly 1.5 million tons of essential ingredients on a dry matter basis. Our business consists of three reportable segments: two production segments and a marketing segment.

Our mission is to expand our business as a leading producer and marketer of specialty alcohols and essential ingredients. We intend to accomplish this goal in part by investing in our specialized and higher value specialty alcohol production and distribution infrastructure, expanding production in high-demand essential ingredients, expanding and extending the sale of our products into new regional and international markets, building efficiencies and economies of scale and by capturing a greater portion of the value stream.

Production Segments

We produce specialty alcohols, fuel-grade ethanol and essential ingredients, focusing on four key markets: Health, Home & Beauty; Food & Beverage; Essential Ingredients; and Renewable Fuels. Products for the Health, Home & Beauty market include specialty alcohols used in mouthwash, cosmetics, pharmaceuticals, hand sanitizers, disinfectants and cleaners. Products for the Food & Beverage markets include grain neutral spirits used in alcoholic beverages and vinegar as well as corn germ used for corn oils. Products for Essential Ingredients markets include yeast, corn gluten and distillers grains used in commercial animal feed and pet foods. Our Renewable Fuels products include fuel-grade ethanol and distillers corn oil used as a feedstock for renewable diesel fuel.

We produce our alcohols and essential ingredients at our production facilities described below. Our production facilities located in the Midwest are in the heart of the Corn Belt, benefit from low-cost and abundant feedstock and enjoy logistical advantages that enable us to provide our products to both domestic and international markets via truck, rail or barge. Our production facilities located on the West Coast are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages.

We are currently operating at approximately 64% of our estimated maximum annual production capacity. Our Magic Valley, Stockton and Madera facilities are currently idled. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

		Annual Production Capacity (estimated, in gallons)
Production Facility	Location	Fuel-Grade Ethanol	Specialty Alcohol
Pekin Campus	Pekin, IL	110,000,000	140,000,000
Magic Valley	Burley, ID	60,000,000	—
Columbia	Boardman, OR	40,000,000	—
Stockton	Stockton, CA	60,000,000	—
Madera	Madera, CA	40,000,000	—

Marketing Segment

We market all of the alcohols and essential ingredients we produce at our facilities. We also market fuel-grade ethanol produced by third parties.

We have extensive and long-standing customer relationships, both domestic and international, for our specialty alcohols and essential ingredients. These customers include producers and distributors of ingredients for cosmetics, sanitizers and related products, distilled spirits producers, food products manufacturers, producers of personal health/consumer health and personal care hygiene products, and global trading firms.

Our fuel-grade ethanol customers are located throughout the Western and Midwestern United States and consist of integrated oil companies and gasoline marketers who blend fuel-grade ethanol into gasoline. Our customers depend on us to provide a reliable supply of fuel-grade ethanol and manage the logistics and timing of delivery with very little effort on their part. Our customers collectively require fuel-grade ethanol volumes in excess of the supplies we produce at our facilities. We secure additional fuel-grade ethanol supplies from third-party fuel-grade ethanol plants in California and other third-party suppliers in the Midwest where a majority of fuel-grade ethanol producers are located. We arrange for transportation, storage and delivery of fuel-grade ethanol purchased by our customers through our agreements with third-party service providers in the Western United States as well as in the Midwest from a variety of sources.

We market our essential ingredient feed products to dairies and feedlots, in many cases located near our production facilities. These customers use our feed products for livestock as a substitute for corn and other sources of starch and protein. We sell our corn oil to poultry and biodiesel customers. We do not market essential ingredients from other producers.

See “Note 4 – Segments” to our Notes to Consolidated Financial Statements included elsewhere in this report for financial information about our business segments.

Current Initiatives and Outlook

Last year was a transformative year. We started 2020 with 605 million gallons of annual production capacity, of which approximately 85 million gallons, or 14%, was specialty alcohols and the balance was fuel-grade ethanol. While our long-standing specialty alcohols business has been profitable, those favorable results were obscured in recent years by a challenging renewable fuels business environment and related operating losses. In 2020, we reduced fuel-grade ethanol production capacity by 55% through a combination of idling unprofitable facilities and selling underperforming production assets.

We maximized production of specialty alcohols at our Pekin Campus where spot demand for those products grew rapidly due to the coronavirus pandemic. We first expanded specialty alcohol production capacity to 110 million gallons annually in 2020 and then, by refurbishing our grain neutral spirits system, further increased specialty alcohol production capacity to 140 million gallons annually in early 2021.

We are now the largest producer of specialty alcohols in the United States based on annualized volumes. We currently have 450 million gallons of annual production capacity, of which approximately 140 million gallons, or 31%, is specialty alcohols and the balance is fuel-grade ethanol. We are currently operating production facilities with 290 million gallons of annual capacity, of which nearly 50% is specialty alcohols. All of our operating facilities are running at break-even or better on an earnings before interest, taxes, depreciation and amortization basis.

In 2020, we sold assets and generated substantial cash flow from operations. We also completed an equity capital raise in the fourth quarter. These results provided funds for substantial repayments of debt, reducing our interest expense, strengthening our balance sheet and positioning us for growth opportunities. We also announced a corporate rebranding and changed our name to Alto Ingredients, Inc., which reflects our goal to deliver the highest levels of integrity, purity, and quality to create greater value for our customers, partners and shareholders.

Strong demand for hand sanitizer contributed to our results for 2020, but in the fourth quarter, and through the first quarter of 2021, abundant supplies tempered prices. In response, we focused our efforts on strengthening our sales in product lines other than sanitizers by working with dominant, name brand consumer product leaders. Our product mix is well-diversified with over 90% of our contracted volumes sold to major producers of food and beverage and home and beauty products, while only 10% of our contracted volumes are for sanitizers. While demand for sanitizer has returned to pre-pandemic levels, we expect demand resurgence and firmer pricing as restaurants, arenas, theaters, offices, stadiums and other public places reopen. In addition, we expect that higher quality sanitizers utilizing USP-grade alcohol will replace low-quality sanitizer inventories. We believe we are well positioned to support customer needs for USP, API and beverage-grade specialty alcohols for 2021 and beyond and to provide quality products for consumer goods and sanitizers as needed.

We have contracted approximately 65% of the 110 million gallons of specialty alcohol production capacity available during last fall’s contracting cycle, or 50% of our now expanded annual production capacity of 140 million gallons of specialty alcohols. This represents a significant increase in both total gallons contracted and our average price as compared to our 2020 contracts negotiated in the fall 2019 contracting cycle. This also reflects reductions we made to address the current dynamics in the market for sanitizers. We are working with our customers to facilitate the blending and extending of contracted volumes for sanitizer products into 2022 and 2023 if consumer demand is less than anticipated.

Aside from the many other variables in our business, including the sale of fuel-grade ethanol and our uncontracted specialty alcohols, we expect our existing contracted specialty alcohol sales to contribute at least $60.0 million dollars in gross profit for 2021. Many variables could materially impact our results, including export conditions, the ability of our customers to take all of their contracted volumes for 2021, market demand for sanitizers and disinfectants, our ability to timely sell our Stockton and Madera, California production facilities, and fuel-grade ethanol crush margins, which year-to-date are running at negative 25 cents per gallon, compared to negative 11 cents per gallon in the first quarter of 2020. We expect that as businesses reopen and travel resumes, fuel-grade ethanol margins will improve, with each 5 cent increase in crush margins improving earnings before interest, taxes, depreciation and amortization by $5.0 million.

We are producing a wide selection of essential ingredients products such as corn meal and feed, corn germ, and yeast for use in human and pet foods. We produce most of these higher value and higher margin ingredients at our Pekin Campus wet mill, generating co-product returns in excess of 54% and lifting our average co-product return across all operating facilities to around 44%. Some of our highest quality essential ingredients products are sold under fixed-price, one-year or longer contracts to name brand companies.

We will continue to produce fuel-grade ethanol to support our specialty alcohol production and to capitalize on ethanol’s beneficial low-carbon characteristics integral to the ultimate decarbonization of the environment. We remain optimistic over industry discussions around carbon reduction. That said, fuel-grade ethanol margins remain depressed, especially for our Western operations. In light of these conditions, we have decided to sell our Stockton and Madera, California fuel-grade ethanol production facilities, both of which are currently idled. We came to this decision after considering all reasonable alternatives and how and where to best deploy our resources. Sales of these production assets, if they occur, will further strengthen our balance sheet and improve profitability by eliminating the fixed carrying costs from idled assets.

We are focused on a number of longer term opportunities. As previously reported, we have worked diligently and collaboratively with key customers to obtain three critical certifications for specialty alcohol production at our ICP production facility at our Pekin Campus, specifically, ISO 9001, the world’s most widely recognized quality management system certification; ICH Q7, which sets forth good manufacturing practices for active pharmaceutical ingredients; and EXCiPACT, which sets standards for excipient safety and quality. These certifications support further market penetration of our specialty alcohols, both domestically and internationally, for applications that require the highest quality products. Most of our specialty alcohol products for these applications are contracted under fixed terms each fall for the following year. We plan to continue to expand our market share within the health, home and beauty and food and beverage markets to sell our increased specialty alcohol production at favorable prices.

In addition, we are in the process of increasing our yeast facility’s annual production capacity by approximately 15%. We remain on schedule and within budget to complete this expansion by the third quarter of 2021. This project entails a relatively low capital investment of $5.5 million and we expect payback in less than two years, or over $3.0 million annually in earnings before interest, taxes, depreciation and amortization. We will also have the ability to further expand production of even higher value yeast derivatives with similar payback profiles.

We have earmarked an additional $14.0 million for various other projects we expect will expand revenue, increase efficiencies or improve plant reliability. For example, an upgrade of our feed dryers at our Pekin Campus, a $3.5 million dollar enhancement, will produce even higher value feed, improve overall plant efficiency and reliability and increase annual earnings before interest, taxes, depreciation and amortization by an estimated $1.4 million dollars beginning in the fourth quarter of 2021.

Finally, as recently mentioned in congressional subcommittee hearings on climate change, our Pekin Campus sits on the Mt. Simon sandstone formation, considered one of the most significant potential carbon storage resources in the United States. As a member of the Carbon Capture Coalition, we are actively engaged in discussions to develop a carbon capture and sequestration program at our Pekin site and expect to be an active player in the carbon capture space. We also have additional projects under development with attractive return profiles.

We have transformed our company to build a foundation based on consumer demand. We have suspended and sought to minimize the impact of unprofitable operations and reduced operating and overhead expenses. That said, our transformation is not yet complete. Given our significantly improved balance sheet we are actively exploring and developing new build or buy opportunities to grow and expand our business to further increase revenues and profitability while controlling expenses.

2020 Financial Performance Summary

Summary

Our consolidated net sales declined to $0.9 billion for 2020 compared to $1.4 billion for 2019. Our net loss available to common stockholders decreased by $73.8 million from $90.2 million for 2019 to $16.4 million for 2020.

Factors that contributed to our results of operations for 2020 include:

●	Net sales. Our net sales for 2020 declined by $0.5 billion, or 37%, to $0.9 billion for 2020 from $1.4 billion for 2019 as a result of a decrease in total alcohol gallons sold, partially offset by an increase in our average sales price per gallon. Our total gallons sold declined by 283 million gallons, or 35%, to 536 million gallons for 2020 from 819 million gallons for 2019. Our production sales volume declined by 219 million gallons, or 45%, to 272 million gallons for 2020 from 491 million gallons for 2019. These declines are due primarily to the negative effects of the coronavirus pandemic on the demand for transportation fuels and fuel-grade ethanol. In response, we reduced production and idled fuel-grade ethanol production facilities. Moreover, we completed the sale of our two fuel-grade ethanol production facilities in Nebraska in April 2020, resulting in no further sales volumes from those facilities. Our third-party sales volume declined by 64 million gallons, or 20%, to 264 million gallons for 2020 from 328 million gallons for 2019. We intentionally reduced sales of third-party fuel-grade ethanol to focus on sales of inventory from our own production. The above declines and challenges were partially offset by robust demand for our specialty alcohols used in sanitizers and disinfectants as a result of the coronavirus pandemic.

●	Gross Profit (loss). Our gross profit (loss) improved by $62.8 million to a gross profit of $52.9 million for 2020 from a gross loss of $9.9 million for 2019 as a result of substantially higher margins due to strong demand for our specialty alcohols used in sanitizers and disinfectants as a result of the coronavirus pandemic. We also idled or sold unprofitable fuel-grade ethanol production facilities, substantially reducing costs in a challenging market environment.

●	Asset impairments. We have evaluated for impairment our production facilities located in the Western United States, including our plan to sell our Madera and Stockton facilities, and as such we recognized an aggregate impairment charge of $24.4 million.

Sales and Margins

We generate sales by marketing all of the alcohols produced by our production facilities, all of the fuel-grade ethanol produced by two other production facilities in the Western United States and fuel-grade ethanol purchased from other third-party suppliers throughout the United States. We also market essential ingredients produced by our production facilities, including dried yeast, corn gluten meal, corn gluten feed, and distillers grains and liquid feed used in commercial animal feed and pet foods.

Our profitability is highly dependent on various commodity prices, including the market prices of corn, natural gas and fuel-grade ethanol.

Our consolidated average alcohol sales price increased by 1.2% to $1.63 per gallon for 2020 compared to $1.61 per gallon for 2019. The average price of fuel-grade ethanol as reported by the Chicago Board of Options Trade, or CBOT, decreased 10.1% to $1.25 per gallon for 2020 compared to $1.39 per gallon for 2019. Our average cost of corn decreased 9.9% to $3.84 per bushel for 2020 from $4.26 per bushel for 2019. The average price of corn as reported by the CBOT decreased 5.2% to $3.63 per bushel for 2020 from $3.83 per bushel for 2019.

We believe that our gross profit margins depend primarily on six key factors:

●	the prices of our specialty alcohols and the market price of fuel-grade ethanol, the latter of which is impacted by the price of gasoline and related petroleum products, and government regulation, including government ethanol mandates;

●	the market price of key production input commodities, including corn and natural gas;

●	the prices of our essential ingredients;

●	our ability to anticipate trends in the prices of our alcohols, essential ingredients, and key input commodities, and our ability to implement appropriate risk management and opportunistic pricing strategies;

●	the proportion of our sales of specialty alcohols to our sales of fuel-grade ethanol produced at our facilities; and

●	the proportion of our sales of fuel-grade ethanol produced at our facilities to our sales of fuel-grade ethanol produced by unrelated third-parties.

We seek to optimize our gross profit margins by anticipating the factors above and, when resources are available, implementing hedging transactions and taking other actions designed to limit risk and address these factors. For example, we may seek to reduce inventory levels in anticipation of declining alcohol or essential ingredient prices and increase production and inventory levels in anticipation of rising alcohol or essential ingredient prices. We may also seek to alter our proportion or timing, or both, of purchase and sales commitments.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Years Ended December 31,		Percentage Change
	2020	2019	2020 vs 2019
Production gallons sold (in millions)	271.9	491.0	(44.6)%
Third-party gallons sold (in millions)	264.4	328.4	(19.5)%
Total gallons sold (in millions)	536.3	819.4	(34.5)%

Total gallons produced (in millions)	262.1	494.6	(47.0)%

Production capacity utilization	53%	82%	(35.4)%

Average sales price per gallon	$1.63	$1.61	1.2%

Corn cost per bushel—CBOT equivalent	$3.56	$3.83	(7.0)%
Average basis(1)	$0.28	$0.43	(34.9%
Delivered cost of corn	$3.84	$4.26	(9.9)%

Total co-product tons sold (in thousands)	1,447.5	2,821.7	(48.7)%

Co-product revenues as % of delivered cost of corn(2)	44.1%	35.1%	25.6%

Average CBOT ethanol price per gallon	$1.25	$1.39	(10.1)%

Average CBOT corn price per bushel	$3.63	$3.83	(5.2)%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	Years Ended		Dollar Change	Percentage Change	Results as a Percentage of Net Sales for the Years Ended
	December 31,		Favorable	Favorable	December 31,
	2020	2019	(Unfavorable)	(Unfavorable)	2020	2019
	(dollars in thousands)

Net sales	$897,023	$1,424,881	$(527,858)	(37.0)%	100.0%	100.0%
Cost of goods sold	844,164	1,434,819	590,655	41.2%	94.1%	100.7%
Gross profit (loss)	52,859	(9,938)	62,797	NM	5.9%	(0.7)%
Selling, general and administrative expenses	(31,980)	(35,453)	3,473	9.8%	(3.6)%	(2.5)%
Gain on litigation settlement	11,750	—	11,750	NM	1.3%	—%
Gain on sale of assets	1,580	—	1,580	NM	0.2%	—%
Asset impairments	(24,356)	(29,292)	4,936	16.9%	(2.7)%	(2.1)%
Income (loss) from operations	9,853	(74,683)	84,536	NM	1.1%	(5.2)%
Fair value adjustments	(9,959)	—	(9,959)	NM	(1.1)%	—%
Loss on debt extinguishment	—	(6,517)	6,517	NM	—%	(0.5)%
Interest expense, net	(17,943)	(20,206)	2,263	11.2%	(2.0)%	(1.4)%
Other income, net	750	104	646	621.2%	0.1%	0.0%
Loss before benefit for income taxes	(17,299)	(101,302)	84,003	82.9%	(1.9)%	(7.1)%
Benefit for income taxes	17	20	(3)	(15.0)%	0.0%	0.0%
Consolidated net loss	(17,282)	(101,282)	84,000	82.9%	(1.9)%	(7.1)%
Net loss attributed to noncontrolling interests	2,166	12,333	(10,167)	(82.4)%	0.2%	0.9%
Net loss attributed to Alto Ingredients, Inc.	$(15,116)	$(88,949)	$73,833	83.0%	(1.7)%	(6.2)%
Preferred stock dividends	(1,268)	(1,265)	(3)	(0.2)%	(0.1)%	(0.1)%
Loss available to common stockholders	$(16,384)	$(90,214)	$73,830	81.8%	(1.8)%	(6.3)%

Net Sales

The decrease in our consolidated net sales for 2020 as compared to 2019 was primarily due to a decrease in our total gallons sold, partially offset by an increase in our average sales price per gallon.

Our production gallons sold and our volume of essential ingredients sold declined for 2020 as compared to 2019 in addition to declines in our third-party gallons sold. Our production gallons and essential ingredients sold declined primarily due to an intentional reduction in our production of fuel-grade ethanol at our facilities due to adverse market conditions as well as the sale of our Nebraska facilities.

Marketing Segment

Net sales of fuel-grade ethanol from our marketing segment, excluding intersegment sales, decreased by $99.2 million, or 28%, to $257.7 million for 2020 as compared to $356.9 million for 2019.

Our volume of third party fuel-grade ethanol gallons sold reported gross by our marketing segment decreased by 48.9 million gallons, or 23%, to 163.9 million gallons for 2020 as compared to 212.8 million gallons for 2019. At our marketing segment’s average sales price per gallon of $1.55 for 2020, we generated $75.8 million less in net sales from our marketing segment from the 48.9 million fewer gallons of third-party fuel-grade ethanol sold gross in 2020 as compared to 2019.

Our volume of third party fuel-grade ethanol gallons sold reported net by our marketing segment decreased by 15.1 million gallons, or 13%, to 100.5 million gallons for 2020 as compared to 115.6 million gallons for 2019. The decrease in third-party fuel-grade ethanol gallons sold reported net had an approximately $0.3 million impact reducing net sales.

The decrease of $0.11 per gallon, or 7%, in our marketing segment’s average sales price per gallon in 2020 as compared to 2019 decreased our net sales from third-party fuel-grade ethanol sold by our marketing segment by $23.1 million.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment decreased by $13.2 million, or 4%, to $330.4 million for 2020 as compared to $343.6 million for 2019. Our total volume of production gallons sold decreased by 24.6 million gallons, or 11%, to 193.9 million gallons for 2020 as compared to 218.5 million gallons for 2019. At our Pekin Campus production segment’s average sales price per gallon of $1.70 for 2020, we generated $41.9 million less in net sales from our Pekin Campus production segment from the 24.6 million reduction in gallons of alcohol sold in 2020 as compared to 2019. The increase of $0.13, or 8%, in our Pekin Campus production segment’s average sales price per gallon in 2020 as compared to 2019 improved our net sales from our Pekin Campus production segment by $28.7 million.

Net sales of essential ingredients decreased $8.7 million, or 6%, to $130.3 million for 2020 as compared to $139.0 million for 2019. Our total volume of essential ingredients sold decreased by 84,000 tons, or 9%, to 829,000 tons for 2020 from 913,000 tons for 2019. At our average sales price per ton of $157.19 for 2020, we generated $13.3 million less in net sales from the 84,000 fewer tons of essential ingredients sold in 2020 as compared to 2019. The increase of $5.01, or 3.3%, in our average sales price per ton in 2020 as compared to 2019 increased our net sales from our Pekin Campus production segment by $4.6 million.

Other Production Segment

Net sales of alcohol from our other production segment decreased by $317.6 million, or 70%, to $137.7 million for 2020 as compared to $455.3 million for 2019. Our total volume of gallons sold decreased by 194.5 million gallons, or 71%, to 78.0 million gallons for 2020 as compared to 272.5 million gallons for 2019. At our other production segment’s average sales price per gallon of $1.77 for 2020, we generated $343.3 million less in net sales from our other production segment from the 194.5 million fewer gallons of alcohol sold in 2020 as compared to 2019. The increase of $0.09, or 5%, in our other production segment’s average sales price per gallon in 2020 as compared to 2019 improved our net sales from our other production segment by $25.7 million.

Net sales of essential ingredients decreased $89.1 million, or 69%, to $40.9 million for 2020 as compared to $130.0 million for 2019. Our total volume of essential ingredients sold decreased by 1,289,000 tons, or 68%, to 619,000 tons for 2020 from 1,908,000 tons for 2019. At our average sales price per ton of $66.07 for 2020, we generated $85.2 million less in net sales from the 1,289,000 fewer tons of essential ingredients sold in 2020 as compared to 2019. The decrease of $2.06, or 3.0%, in our average sales price per ton in 2020 as compared to 2019 decreased our net sales from our other production segment by $3.9 million.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit (loss) improved to a gross profit of $52.9 million for 2020 from a gross loss of $9.9 million for 2019, representing a gross profit margin of 5.9% for 2020 compared to negative 0.7% for 2019. Our consolidated gross profit (loss) improved due to significantly higher margin sales of our specialty alcohols due to high demand for alcohols used in sanitizers and disinfectants and a substantial reduction in negative margin sales of fuel-grade ethanol as we idled a significant amount of our fuel-grade ethanol production capacity and sold unprofitable assets.

Marketing Segment

Our marketing segment’s gross profit declined by $5.0 million to $5.9 million for 2020 as compared to $10.9 million for 2019. Of this decline, $3.2 million is attributable to lower margins from sales of third-party fuel-grade ethanol and $1.8 million is attributable to lower marketing volumes of third-party fuel-grade ethanol in 2020 as compared to 2019.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit improved by $70.2 million to a gross profit of $74.2 million for 2020 as compared to $4.0 million for 2019. Of this improvement, $80.0 million is attributable to increased margins from our specialty alcohols, partially offset by $9.8 million less in gross profit attributable to decreased sales volumes in 2020 as compared to 2019.

Other Production Segment

Our other production segment’s gross profit declined by $2.4 million to a gross loss of $27.2 million for 2020 as compared to a gross loss of $24.8 million for 2019. Of this decline, $70.3 million is attributable to a negative margin environment for fuel-grade ethanol, offset by a $67.9 million improvement in gross profit attributable to lower sales volumes at negative margins in 2020 as compared to 2019.

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses decreased $3.5 million to $32.0 million for 2020 as compared to $35.5 million for the same period in 2019. SG&A expenses declined primarily due to reduced legal and consulting expenses. We expect to reduce SG&A expenses by $7.0 million to $12.0 million year over year in 2021.

Asset Impairments

We assess the impairment of long-lived assets, including property and equipment, when events or changes in circumstances indicate that the fair value of an asset could be less than the net book value of the asset. In addition, with the anticipated sale of our Madera and Stockton, California production facilities, we also reviewed their fair values compared to their estimated sales prices, less estimated selling costs. As a result, we recorded an aggregate impairment charge of $24.4 million for 2020. Further, in connection with the anticipated sales, we classified those facilities as held-for-sale on the accompanying consolidated balance sheets. As of December 31, 2019, in connection with the sale of our ownership interest in two fuel-grade ethanol production facilities in Nebraska, we recorded the related long-lived assets to fair value, less estimated selling costs, and classified them as held-for-sale on the accompanying consolidated balance sheets. As a result, we recorded an aggregate impairment charge of $29.3 million for 2019.

Interest Expense, net

Interest expense decreased $2.3 million to $17.9 million for 2020 from $20.2 million for 2019. The decrease in interest expense is primarily due to principal payments on our outstanding indebtedness during the year, resulting in lower average debt balances. We expect to reduce interest expense by as much as $14.0 million year over year in 2021.

Liquidity and Capital Resources

During the year ended December 31, 2020, we funded our operations primarily from cash generated by our operations, sales of common stock and warrants, and cash on hand. These funds were also used to make payments on our term debt and our other credit facilities, for capital expenditures and to make lease payments.

During 2020, we experienced significant adverse conditions in the fuel-grade ethanol market as demand and pricing reached record lows due to reduced domestic transportation and resulting lower gasoline demand resulting from stay-at-home orders issued in response to the coronavirus pandemic. In response, we reduced fuel-grade ethanol production by more than 50% in an effort to conserve capital. We continued producing and selling our specialty alcohols, and also converted a portion of our fuel-grade ethanol production to specialty alcohol production to respond to substantial increased demand from the sanitizer and disinfectant markets. Sales of specialty alcohols were at a mix of fixed and spot prices, both of which resulted in significant cash flow from operations during the year. We expect continued demand for our specialty alcohols for at least the next twelve months and, as appropriate, will endeavor to sign fixed-price contracts and hedge corn input costs to lock in profit margins.

As of December 31, 2020, we had $47.7 million in cash and $16.0 million available for borrowing under Kinergy’s operating line of credit. During 2020, we generated $71.8 million in cash from our operations. We also realized $19.9 million in net cash proceeds from the sale of our interest in two production facilities in Nebraska and $10.0 million from the sale of certain real property and related assets at our Magic Valley production facility. In addition, we received net proceeds of approximately $75.8 million from issuances of common stock and warrants and $5.5 million from warrant exercises. These sources of cash enabled us to make principal payments totaling $157.6 million on our debt during 2020, resulting in our return to compliance with our lenders. As a result, we believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs for the next twelve months from the date of this report.

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

	December 31,
	2020	2019	Change
Cash and cash equivalents	$47,667	$18,997	150.9%
Current assets	$214,046	$232,064	(7.8)%
Property and equipment, net	$229,486	$332,526	(31.0)%
Current liabilities	$86,927	$160,398	(45.8)%
Long-term debt, noncurrent portion	$71,807	$180,795	(60.3)%
Working capital	$127,119	$71,666	77.4%
Working capital ratio	2.46	1.45	69.7%

Restricted Net Assets

At December 31, 2020, we had approximately $262.1 million of net assets at our subsidiaries that were not available to be transferred to Alto Ingredients, Inc. in the form of dividends, distributions, loans or advances due to restrictions contained in the credit facilities of the subsidiaries.

Changes in Working Capital and Cash Flows

Working capital improved to $127.1 million at December 31, 2020 from $71.7 million at December 31, 2019 as a result of a decrease of $73.4 million in current liabilities, partially offset by a decrease in current assets of $18.0 million.

Current assets decreased primarily due to a decrease in assets held-for-sale associated with the completed sale of our interests in two fuel-grade ethanol production facilities in Nebraska, and decreases in accounts receivable and inventories due to lower sales volumes and the timing of collections, partially offset by an increase in cash and cash equivalents.

Our current liabilities declined primarily due to a decrease in liabilities held-for-sale associated with the completed sale of our interests in two fuel-grade ethanol production facilities in Nebraska and reductions in our current portion of long-term debt as we paid down indebtedness during the year.

Our cash and cash equivalents increased by $28.7 million primarily due to $71.8 million in cash provided by our operating activities and $23.3 million in cash provided by our investing activities, partially offset by $66.4 million in cash used in our financing activities.

Cash provided by our Operating Activities

Cash provided by our operating activities increased by $95.1 million for the year ended December 31, 2020, as compared to the same period in 2019. We generated $71.8 million in cash from our operating activities during the year. Specific factors that contributed to the increase in cash provided by our operating activities include:

●	a decrease of $84.0 million in our consolidated net loss due to higher margins from our sales of specialty alcohols;

●	a decrease of $37.3 million related to accounts receivable primarily due to lower sales volumes and the timing of collections;

●	a decrease of $21.9 million related to lower inventory levels as we reduced fuel-grade ethanol production during the period;

●	an increase of $10.0 million related to noncash fair value adjustments associated with outstanding warrants to purchase common stock; and

●	an increase of $9.1 million related to liabilities held-for-sale in connection with the sale of our interests in two fuel-grade ethanol production facilities in Nebraska.

These amounts were partially offset by:

●	a decrease of $17.6 million in noncash depreciation expense resulting from the sale of two fuel-grade ethanol production facilities in Nebraska;

●	a decrease of $17.2 million in accounts payable and accrued expenses, primarily due to increased payments of past due amounts;

●	an increase of $14.2 million in derivative instruments due to the recent rise in corn prices; and

●	a decrease of $9.2 million related to prepaid expenses and other assets due to the timing of payments.

Cash provided by our Investing Activities

Cash provided by our investing activities was $23.3 million for the year, which included $19.9 million in net proceeds from the sale of two fuel-grade ethanol production facilities in Nebraska and $10.0 million from the sale of certain real property and related assets at our Magic Valley production facility, partially offset by $6.6 million of additions to property and equipment resulting from our capital expenditure projects, such as the expansion of our grain neutral spirits system capacity completed at the end of 2020 and the expansion of our yeast production capacity still in process.

Cash used in our Financing Activities

Cash used in our financing activities was $66.4 million for the year. The increase in cash used in our financing activities was primarily due to $45.8 million in net payments on Kinergy’s operating line of credit and $111.8 million in principal payments on our other indebtedness, partially offset by $75.8 million in proceeds from the sale of common stock and warrants, $9.9 million in proceeds under our CARES Act loans and $5.5 million in proceeds from warrant exercises.

Kinergy’s Operating Line of Credit

Kinergy maintains an operating line of credit for an aggregate amount of up to $100.0 million. The credit facility matures on August 2, 2022. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging from 1.50% to 2.00%. The credit facility’s monthly unused line fee is 0.25% to 0.375% of the amount by which the maximum credit under the facility exceeds the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to Alto Ingredients, Inc. as reimbursement for management and other services provided by Alto Ingredients, Inc. to Kinergy are limited under the terms of the credit facility to $1.5 million per fiscal quarter. The credit facility also includes the accounts receivable of our wholly-owned subsidiary, Alto Nutrients, LLC, or Alto Nutrients, as additional collateral. Payments that may be made by Alto Nutrients to Alto Ingredients, Inc. as reimbursement for management and other services provided by Alto Ingredients, Inc. to Alto Nutrients are limited under the terms of the credit facility to $0.5 million per fiscal quarter. Alto Nutrients, one of our indirect wholly-owned subsidiaries, markets our essential ingredients and also provides raw material procurement services to our subsidiaries.

For all monthly periods in which excess borrowing availability falls below a specified level, Kinergy and Alto Nutrients must collectively maintain a fixed-charge coverage ratio (calculated as a twelve-month rolling earnings before interest, taxes, depreciation and amortization divided by the sum of interest expense, capital expenditures, principal payments of indebtedness, indebtedness from capital leases and taxes paid during such twelve-month rolling period) of at least 2.0 and are prohibited from incurring certain additional indebtedness (other than specific intercompany indebtedness). The obligations of Kinergy and Alto Nutrients under the credit facility are secured by a first-priority security interest in all of their respective assets in favor of the lender.

We believe Kinergy and Alto Nutrients are in compliance with the fixed-charge coverage ratio covenant as of the filing of this report. The following table sets forth the fixed-charge coverage ratio financial covenant and the actual results for the periods presented:

	Years Ended December 31,
	2020	2019
Fixed Charge Coverage Ratio Requirement	2.00	2.00
Actual	5.35	5.71
Excess	3.35	3.71

Alto Ingredients, Inc. has guaranteed all of Kinergy’s obligations under the credit facility. As of December 31, 2020, Kinergy had an outstanding balance of $32.5 million and $16.0 million of unused borrowing availability under the credit facility.

Alto Pekin Credit Facilities

On December 15, 2016, Alto Pekin, LLC, or Alto Pekin, one of our indirect wholly-owned subsidiaries and the entity that holds two of our production facilities in Pekin, Illinois, entered into a Credit Agreement, or the Pekin Credit Agreement, with 1st Farm Credit Services, PCA and CoBank, ACB, or CoBank. Under the terms of the Pekin Credit Agreement, Alto Pekin borrowed from 1st Farm Credit Services $64.0 million under a term loan facility that matures on August 20, 2021, or the Pekin Term Loan, and up to $32.0 million under a revolving term loan facility that matures on February 1, 2022, or the Pekin Revolving Loan, and together with the Pekin Term Loan, the Pekin Credit Facility. The Pekin Credit Facility is secured by a first-priority security interest in all of Alto Pekin’s assets.

The Pekin Credit Facility and related agreements contain a variety of representations, warranties, covenants and events of default. Following a series of amendments and waivers among Alto Pekin, its lenders and their agent, certain terms of the agreements are as follows:

●	Interest accrues under the Pekin Credit Facility at an annual rate equal to the 30-day LIBOR plus 5.00%.

●	Alto Pekin is required to pay a monthly fee on any unused portion of the Pekin Revolving Loan at a rate of 0.75% per annum.

●	Alto Pekin and Alto ICP, LLC, or ICP, one of our indirect wholly-owned subsidiaries and the entity that holds one of our production facilities in Pekin, Illinois, are collectively required to maintain working capital of not less than 50% of the combined outstanding revolving lines of credit, which was $30.0 million at December 31, 2020; and an annual debt service coverage ratio of not less than 1.25 to 1.00, in addition to various other affirmative and negative covenants.

Alto Pekin and ICP collectively agreed to pay Alto Pekin’s and ICP’s lenders an aggregate of $40.0 million on or before September 30, 2020, or the September Paydown Amount, to reduce the outstanding balances of Alto Pekin’s and ICP’s respective term loans, to be allocated between them. Alto Pekin, ICP and their lenders contemplated funding the September Paydown Amount through asset sales, proceeds of any award, judgment or settlement of litigation, or, at our election, from funds contributed by us to Alto Pekin or ICP.

In March 2020, we granted to Alto Pekin’s lender a security interest in all of our equity interests in Alto Op Co., the entity which indirectly owns our western production facilities. We and certain subsidiaries also entered into intercreditor agreements with the Alto Pekin’s and ICP’s lenders, and the agent for our senior secured noteholders, to address issues of priority and the allocation of proceeds from asset sales.

On December 18, 2020, Alto Pekin and its lender further amended the Pekin Credit Facility to waive certain covenant defaults, including the covenant requiring Alto Pekin and ICP to pay the September Paydown Amount from an approved source of funds on or before September 30, 2020. The effect of this amendment was, in part, to deem the September Paydown Amount to have been timely paid. The parties also agreed to amend the Pekin Credit Facility to provide for a payment to Alto Pekin’s and ICP’s lenders of an aggregate of $24.9 million, or the December Paydown Amount, on or prior to December 21, 2020, with $19.9 million allocated to Alto Pekin’s lenders and $5.0 million allocated to ICP’s lenders. On December 18, 2020, Alto Pekin and ICP paid the December Paydown Amount in full.

Following receipt of the December Paydown Amount, any additional proceeds arising from the sale of any of our midwestern production facility assets will be allocated 33/34/33% among Alto Pekin’s and ICP’s lenders, collectively, our senior secured noteholders, and us, respectively; and any additional proceeds arising from the sale of any of our western production facility assets will be allocated first to the senior secured noteholders up to $20.0 million and then allocated 33/34/33% among Alto Pekin’s and ICP’s lenders, collectively, our senior secured noteholders, and us, respectively.

As of the filing of this report, we believe we are in compliance with the terms and conditions of our Pekin Credit Facility.

ICP Credit Facilities

On September 15, 2017, ICP, Compeer Financial, PCA, or Compeer, and CoBank as agent, entered into a Credit Agreement, or the ICP Credit Agreement. Under the terms of the ICP Credit Agreement, ICP borrowed from Compeer $24.0 million under a term loan facility that matures on September 20, 2021, or the ICP Term Loan, and up to $18.0 million under a revolving term loan facility that matures on September 1, 2022, or the ICP Revolving Loan, and together with the ICP Term Loan, the ICP Credit Facility. The ICP Credit Facility is secured by a first-priority security interest in all of ICP’s assets.

The ICP Credit Facility and related agreements contain a variety of representations, warranties, covenants and events of default. Following a series of amendments and waivers among ICP, its lenders and their agent, certain terms of the agreements are as follows:

●	Interest accrues under the ICP Credit Facility at an annual rate equal to the 30-day LIBOR plus 3.75%.

●	ICP is required to pay an annual nonrefundable commitment fee, calculated as 0.75% multiplied by the average daily positive difference between (i) the ICP Revolving Loan commitment (which may be reduced by ICP from time to time in increments of $0.5 million), minus (ii) the aggregate principal amounts outstanding under the ICP Revolving Loan.

●	ICP and Alto Pekin are collectively required to maintain working capital of not less than 50% of the combined outstanding revolving lines of credit, which was $30.0 million at December 31, 2020; and an annual debt service coverage ratio of not less than 1.50 to 1.00, in addition to various other affirmative and negative covenants.

ICP and Alto Pekin collectively agreed to pay ICP’s and Alto Pekin’s lenders an aggregate of $40.0 million on or before September 30, 2020, the same amount referred to above as the September Paydown Amount, to reduce the outstanding balances of ICP’s and Alto Pekin’s respective term loans, to be allocated between them. ICP, Alto Pekin, and their lenders contemplated funding the September Paydown Amount through asset sales, proceeds of any award, judgment or settlement of litigation, or, at our election, from funds contributed by us to ICP or Alto Pekin.

In March 2020, we granted to Alto Pekin’s lender a security interest in all of our equity interests in Alto Op Co. We and certain subsidiaries also entered into intercreditor agreements with the ICP’s and Alto Pekin’s lenders, and the agent for our senior secured noteholders, to address issues of priority and the allocation of proceeds from asset sales.

On December 18, 2020, ICP and its lender further amended the ICP Credit Facility to waive certain covenant defaults, including the covenant requiring ICP and Alto Pekin to pay the September Paydown Amount from an approved source of funds on or before September 30, 2020. The effect of this amendment was, in part, to deem the September Paydown Amount to have been timely paid. The parties also agreed to amend the ICP Credit Facility to provide for a payment to ICP’s and Alto Pekin’s lenders of an aggregate of $24.9 million, the same amount referred to above as the December Paydown Amount, on or prior to December 21, 2020, with $5.0 million allocated to ICP’s lenders and $19.9 million allocated to Alto Pekin’s lenders. On December 18, 2020, ICP and Alto Pekin paid the December Paydown Amount in full.

Following receipt of the December Paydown Amount, any additional proceeds arising from the sale of any of our midwestern production facility assets will be allocated 33/34/33% among Alto Pekin’s and ICP’s lenders, collectively, our senior secured noteholders, and us, respectively; and any additional proceeds arising from the sale of any of our western production facility assets will be allocated first to the senior secured noteholders up to $20.0 million and then allocated 33/34/33% among Alto Pekin’s and ICP’s lenders, collectively, our senior secured noteholders, and us, respectively.

As of the filing of this report, we believe we are in compliance with the terms and conditions of our ICP Credit Facility.

Senior Secured Notes

On December 12, 2016, we entered into a Note Purchase Agreement with five accredited investors and sold $55.0 million in aggregate principal amount of senior secured notes to the investors in a private offering for aggregate gross proceeds of 97% of the principal amount of the notes sold. On June 26, 2017, we entered into a second Note Purchase Agreement with five accredited investors and sold an additional $13.9 million in aggregate principal amount of senior secured notes to the investors in a private offering for aggregate gross proceeds of 97% of the principal amount of the notes sold, and collectively with the notes previously sold, the Notes. The Notes are secured by a first-priority security interest in all of our equity interests in Alto Op Co.

The Notes and related agreements contain a variety of representations, warranties, covenants and events of default. Following a series of amendments and waivers with the senior secured note holders and their agent, certain terms of the agreements are as follows:

●	The Notes mature on December 15, 2021.

●	Payments due under the Notes rank senior to all other indebtedness of Alto Ingredients, Inc. other than permitted senior indebtedness.

●	Interest on the Notes accrues at a rate of 15% per annum.

●	Any voluntary prepayments must be made at 102% of the principal amount prepaid.

The Notes also contain a variety of limitations, including a prohibition on parent company indebtedness; restrictions on redemption, repurchase or payment of any dividend or distribution in respect of our or our subsidiaries’ equity interests; restrictions on asset sales and other dispositions; and restrictions on our or our subsidiaries’ ability to issue equity for purposes other than to pay down a portion of the outstanding balance of the Notes.

In March 2020, ICP granted to the senior secured noteholders a security interest in certain of its personal property. In addition, Alto Central granted to the senior secured noteholders a security interest in certain of its personal property. Alto Central also pledged its equity interests in Alto Pekin and ICP in favor of the senior secured noteholders as additional collateral securing our obligations to the noteholders. Alto Op. Co also granted to the senior secured noteholders a security interest in certain of its personal property. We and certain subsidiaries also entered into intercreditor agreements with the ICP’s and Alto Pekin’s lenders, and the agent for our senior secured noteholders, to address issues of priority and the allocation of proceeds from asset sales.

In November 2020, we repaid $35.3 million in principal under the Notes using a portion of the net proceeds of our then-recent offerings of common stock and warrants and the sale of certain real property assets at our Magic Valley production facility.

As of the filing of this report, we believe we are in compliance with the terms and conditions of the Notes.

CARES Act Loans

On May 4, 2020, Alto Ingredients, Inc. and Alto Pekin received loan proceeds from Bank of America, NA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), through the Paycheck Protection Program administered by the U.S. Small Business Administration. Alto Ingredients, Inc. received $6.0 million and Alto Pekin received $3.9 million in loan proceeds. The loans mature in two years and bear interest at a rate of 1.00% per annum. Under the terms of the loans, certain amounts may be forgiven if they are used for qualifying expenses as described in the CARES Act, but we can provide no assurance that we will be able to obtain forgiveness of all or any portion of the loans. We are in the process of applying for loan forgiveness.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for 2020 or 2019.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition

We recognize revenue primarily from sales of alcohols and essential ingredients.

We have seven alcohol production facilities from which we produce and sell alcohols to our customers through our subsidiary Kinergy. Kinergy enters into sales contracts with customers under exclusive intercompany sales agreements with each of our seven production facilities. Kinergy also acts as a principal when it purchases third party fuel-grade ethanol which it resells to its customers. Finally, Kinergy has exclusive sales agreements with other third-party owned fuel-grade ethanol plants under which it sells their fuel-grade ethanol production for a fee plus the costs to deliver the ethanol to Kinergy’s customers. These sales are referred to as third-party agent sales. Revenue from these third-party agent sales is recorded on a net basis, with Kinergy recognizing its predetermined fees and any associated delivery costs.

We have seven production facilities from which we produce and sell essential ingredients to our customers through our subsidiary Alto Nutrients. Alto Nutrients enters into sales contracts with essential ingredient customers under exclusive intercompany sales agreements with each of our seven production facilities.

We recognize revenue from sales of alcohols and essential ingredients at the point in time when the customer obtains control of the products, which typically occurs upon delivery depending on the terms of the underlying contracts. In some instances, we enter into contracts with customers that contain multiple performance obligations to deliver volumes of alcohols or essential ingredients over a contractual period of less than 12 months. We allocate the transaction price to each performance obligation identified in the contract based on relative standalone selling prices and recognize the related revenue as control of each individual product is transferred to the customer in satisfaction of the corresponding performance obligations.

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

See “Note 4 – Segments” of the Notes to Consolidated Financial Statements commencing on page F-21 of this report for our revenue-breakdown by type of contract.

Impairment of Long-Lived Assets and Held-for-Sale Classification

Our long-lived assets have been primarily associated with our production facilities, reflecting their original cost, adjusted for depreciation and any subsequent impairment.

We assess the impairment of long-lived assets, including property and equipment, when events or changes in circumstances indicate that the fair value of an asset could be less than the net book value of the asset. Generally, we assess long-lived assets for impairment by first determining the forecasted, undiscounted cash flows each asset is expected to generate plus the net proceeds expected from the sale of the asset. If the total amount of the undiscounted cash flows is less than the carrying value of the asset, we then determine the fair value of the asset. An impairment loss would be recognized when the fair value is less than the related net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on our experience and knowledge of our operations and the industry in which we operate. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and the purchasing decisions of our customers.

We review our intangible assets with indefinite lives at least annually or more frequently if impairment indicators arise. In our review, we determine the fair value of these assets using market multiples and discounted cash flow modeling and compare it to the net book value of the acquired assets.

Assets held-for-sale are assessed for impairment by comparing the carrying value to their expected net sales proceeds. We entered into a term sheet dated December 19, 2019 with Aurora Cooperative Elevator Company for the sale of our interest in two fuel-grade ethanol production facilities in Nebraska. We reviewed the criteria for held-for-sale classification of the long-lived assets associated with the pending transaction. Our analysis concluded that these long-lived assets should be classified as held-for-sale with a related impairment of $29.3 million to fair value. We did not recognize any other asset impairment charges in 2019.

In October 2020, our Board of Directors approved a plan to sell our fuel-grade ethanol production facilities in Madera and Stockton, California. Consequently, we determined the long-lived asset groups should be classified as held-for-sale at December 31, 2020. The analysis of these potential sales resulted in an aggregate asset impairment of $22.3 million. We further reviewed indicators of impairment for our other production facilities, resulting in an additional asset impairment of $2.1 million in 2020.

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

Our pre-tax consolidated losses were $17.3 million and $101.3 million for the years ended December 31, 2020 and 2019, respectively. Based on our current and prior results, we do not have significant evidence to support a conclusion that we will more likely than not be able to benefit from our remaining deferred tax assets. As such, we have recorded a valuation allowance against our net deferred tax assets.

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

We enter into short-term cash, option and futures contracts as a means of securing purchases of corn, natural gas and sales of fuel-grade ethanol and managing exposure to changes in commodity prices. All of our exchange-traded derivatives are designated as non-hedge derivatives for accounting purposes, with changes in fair value recognized in net income. Although the contracts are economic hedges of specified risks, they are not designated or accounted for as hedging instruments.

Realized and unrealized gains and losses related to exchange-traded derivative contracts are included as a component of cost of goods sold in the accompanying financial statements. The fair values of contracts entered through commodity exchanges are presented on the accompanying balance sheet as derivative assets or liabilities. The selection of normal purchase or sales contracts, and use of hedge accounting, are accounting policies that can change the timing of recognition of gains and losses in the statement of operations.

Impact of New Accounting Pronouncements

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements, which begin at page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2020 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Item 16. Form 10-K Summary.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Alto Ingredients, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alto Ingredients, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Long-Lived Asset Impairment

As discussed in Note 1 to the financial statements, the Company assesses the impairment of long-lived assets, including property and equipment, internally developed software and purchased intangibles subject to amortization, when events or circumstances exist that indicate that the fair value of assets may be less than their net book value. The Company’s model includes forecasted undiscounted cash flows and estimated net proceeds expected from the sale of the asset group used for the determination of any impairment of the Company’s long-lived assets. The projections used for analysis are judgmental and based on circumstances and future plans as determined by management.

We identified the assessment of the Company’s impairment of long-lived assets as a critical audit matter because auditor judgment was required in evaluating significant assumptions related to the Company’s estimate, including the estimated residual value of the asset group.

Our audit procedures related to the Company’s long-lived asset impairment assessment included the following, among others:

●	We compared plant efficiency and profitability at the asset group to comparable asset groups that have been sold by the Company and others in the industry, to determine the reasonableness of the estimated residual value of the asset group.

●	For the asset group with an indicator of impairment, we obtained the third-party valuation report for the asset group and evaluated the reasonableness of the sales approach by evaluating market data, used in the valuation, for plants that have been sold recently by the Company and others in the industry.

/s/ RSM US LLP

We have served as the Company’s auditor since 2015.

Rochester, Minnesota

March 26, 2021

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value)

	December 31,
ASSETS	2020	2019

Current Assets:
Cash and cash equivalents	$47,667	$18,997
Accounts receivable, net of allowance for doubtful accounts of $260 and $39, respectively	43,491	74,307
Inventories	41,767	60,600
Prepaid inventory	891	1,528
Derivative assets	17,149	2,438
Assets held-for-sale	58,295	69,764
Other current assets	4,786	4,430
Total current assets	214,046	232,064

Property and equipment, net	229,486	332,526
Other Assets:
Right of use operating lease assets, net	11,046	24,346
Notes receivable	14,337	—
Assets held-for-sale	—	16,500
Intangible asset	2,678	2,678
Other assets	5,225	4,381
Total other assets	33,286	47,905
Total Assets	$476,818	$612,495

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except shares and par value)

	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2020	2019
Current Liabilities:
Accounts payable – trade	$13,047	$29,277
Accrued liabilities	11,101	22,331
Current portion – operating leases	2,180	3,457
Current portion – long-term debt, net	25,533	63,000
Derivative liabilities	—	1,860
Liabilities held-for-sale	19,542	34,413
Other current liabilities	15,524	6,060
Total current liabilities	86,927	160,398

Long-term debt, net of current portion	71,807	180,795
Operating leases, net of current portion	8,715	21,171
Other liabilities	13,134	23,086
Total Liabilities	180,583	385,450
Commitments and contingencies (Notes 1, 8, 9, 10 and 15)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A: 1,684,375 shares authorized; no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of December 31, 2020 and 2019; liquidation preference of $19,663 as of December 31, 2020	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 72,486,962 and 55,508,314 shares issued and outstanding as of December 31, 2020 and 2019, respectively	72	56
Non-voting common stock, $0.001 par value; 3,553,000 shares authorized; 896 shares issued and outstanding as of December 31, 2020 and 2019	—	—
Additional paid-in capital	1,036,638	942,307
Accumulated other comprehensive loss	(3,878)	(2,370)
Accumulated deficit	(736,598)	(720,214)
Total Alto Ingredients, Inc. stockholders’ equity	296,235	219,780
Noncontrolling interests	—	7,265
Total stockholders’ equity	296,235	227,045
Total Liabilities and Stockholders’ Equity	$476,818	$612,495

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2020	2019
Net sales	$897,023	$1,424,881
Cost of goods sold	844,164	1,434,819
Gross profit (loss)	52,859	(9,938)
Selling, general and administrative expenses	(31,980)	(35,453)
Gain on litigation settlement	11,750	—
Gain on sale of assets	1,580	—
Asset impairments	(24,356)	(29,292)
Income (loss) from operations	9,853	(74,683)
Interest expense, net	(17,943)	(20,206)
Loss on debt extinguishment	—	(6,517)
Fair value adjustments	(9,959)	—
Other income, net	750	104
Loss before benefit for income taxes	(17,299)	(101,302)
Benefit for income taxes	17	20
Consolidated net loss	(17,282)	(101,282)
Net loss attributed to noncontrolling interests	2,166	12,333
Net loss attributed to Alto Ingredients, Inc.	$(15,116)	$(88,949)
Preferred stock dividends	$(1,268)	$(1,265)
Loss available to common stockholders	$(16,384)	$(90,214)
Loss per share, basic and diluted	$(0.28)	$(1.90)
Weighted-average shares outstanding, basic and diluted	58,609	47,384

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2020	2019
Consolidated net loss	$(17,282)	$(101,282)
Other comprehensive income (expense) – net gain (loss) arising during the period on defined benefit pension plans	(1,508)	89
Total comprehensive loss	(18,790)	(101,193)

Comprehensive loss attributed to noncontrolling interests	2,166	12,333

Comprehensive loss attributed to Alto Ingredients, Inc.	$(16,624)	$(88,860)

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock and Non-Voting Common		Additional Paid-In	Accumulated	Accum. Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total
Balances, December 31, 2018	927	$1	45,771	$46	$932,179	$(630,000)	$(2,459)	$19,598	$319,365
Stock-based compensation expense – restricted stock and options to employees and directors, net of cancellations and tax	—	—	1,069	1	2,650	—	—	—	2,651
Common stock issuances ATM	—	—	3,137	3	3,667	—	—	—	3,670
Common stock issuances senior notes	—	—	5,531	6	3,811	—	—	—	3,817
Pension plan adjustment	—	—	—	—	—	—	89	—	89
Preferred stock dividends	—	—	—	—	—	(1,265)	—	—	(1,265)
Net loss	—	—	—	—	—	(88,949)	—	(12,333)	(101,282)
Balances, December 31, 2019	927	$1	55,508	$56	$942,307	$(720,214)	$(2,370)	$7,265	$227,045
Stock-based compensation expense – restricted stock and options to employees and directors, net of cancellations and tax	—	—	1,137	1	2,077	—	—	—	2,078
Common stock issuances	—	—	5,075	5	70,528	—	—	—	70,533
Warrant exercises	—	—	9,346	9	16,431	—	—	—	16,440
Common stock issuances ATM	—	—	1,421	1	5,295	—	—	—	5,296
Sale of interests in PAL	—	—	—	—	—	—	—	(5,099)	(5,099)
Pension plan adjustment	—	—	—	—	—	—	(1,508)	—	(1,508)
Preferred stock dividends	—	—	—	—	—	(1,268)	—	—	(1,268)
Net loss	—	—	—	—	—	(15,116)	—	(2,166)	(17,282)
Balances, December 31, 2020	927	$1	72,487	$72	$1,036,638	$(736,598)	$(3,878)	$—	$296,235

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2020	2019
Operating Activities:
Consolidated net loss	$(17,282)	$(101,282)
Adjustments to reconcile consolidated net loss to cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	30,268	47,909
Asset impairments	24,356	29,292
Fair value adjustments	9,959	—
Gain on sale of assets	(1,580)	—
Loss on debt extinguishment	—	6,517
Inventory valuation	(257)	—
Gain on derivative instruments	(14,780)	(555)
Amortization of deferred financing costs	1,394	511
Amortization of debt discounts (premiums)	(230)	689
Noncash compensation	2,679	2,809
Bad debt expense	245	27
Interest expense added to senior notes	133	1,185
Changes in operating assets and liabilities:
Accounts receivable	30,571	(6,698)
Inventories	19,090	(2,780)
Prepaid expenses and other assets	965	10,197
Prepaid inventory	637	1,562
Operating leases	(4,751)	(10,161)
Assets held-for-sale	1,012	—
Liabilities held-for-sale	9,110	—
Accounts payable and accrued expenses	(19,763)	(2,585)
Net cash provided by (used in) operating activities	$71,776	$(23,363)
Investing Activities:
Proceeds from sale of interests in PAL	$19,896	$—
Proceeds from Magic Valley asset sale	10,000	—
Additions to property and equipment	(6,580)	(3,281)
Net cash provided by (used in) investing activities	$23,316	$(3,281)
Financing Activities:
Proceeds from issuances of common stock and warrants	$75,829	$3,670
Proceeds from warrant exercises	5,500	—
Proceeds from CARES Act loans	9,860	—
Net proceeds (payments) on Kinergy’s line of credit	(45,826)	21,282
Payments on plant borrowings	(71,536)	(8,000)
Payments on senior notes	(40,249)	(3,748)
Preferred stock dividend payments	—	(946)
Proceeds from CoGen contract amendment	—	8,036
Debt issuance costs	—	(1,280)
Net cash provided by (used in) financing activities	$(66,422)	$19,014
Net increase (decrease) in cash and cash equivalents	28,670	(7,630)
Cash and cash equivalents at beginning of period	18,997	26,627
Cash and cash equivalents at end of period	$47,667	$18,997

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2020	2019
Supplemental Information:
Interest paid	$17,469	$18,763
Income tax refunds	$641	$—
Noncash financing and investing activities:
Initial right of use assets and liabilities recorded under ASC 842	$—	$43,753
Issuance of common stock for senior note amendment	$—	$3,817
Issuance of warrants for senior note amendment	$—	$977
Accrued preferred stock dividends	$1,268	$319

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Alto Ingredients, Inc. (formerly known as Pacific Ethanol, Inc.), a Delaware corporation (“Alto Ingredients”), and its direct and indirect subsidiaries (collectively, the “Company”), including its wholly-owned subsidiaries, Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Alto Nutrients, LLC (formerly known as Pacific Ag. Products, LLC), a California limited liability company (“Alto Nutrients”), Alto Op Co. (formerly known as PE Op Co.), a Delaware corporation (“Alto Op Co.”), Alto Pekin, LLC (formerly known as Pacific Ethanol Pekin, LLC), a Delaware limited liability company (“Alto Pekin”) and Alto ICP, LLC (formerly known as Illinois Corn Processing, LLC), a Delaware limited liability company (“ICP”).

On December 15, 2016, the Company and Aurora Cooperative Elevator Company, a Nebraska cooperative corporation (“ACEC”), closed a transaction under a contribution agreement under which the Company contributed its Aurora, Nebraska ethanol production facilities and ACEC contributed its Aurora grain elevator and related grain handling assets to Pacific Aurora, LLC (“Pacific Aurora”) in exchange for equity interests in Pacific Aurora. As a result, the Company owned 73.93% of Pacific Aurora and ACEC owned 26.07% of Pacific Aurora. As discussed further in Note 2, the Company sold its interest in Pacific Aurora on April 15, 2020. Therefore, from December 15, 2016 through April 15, 2020, the Company consolidated 100% of the results of Pacific Aurora and recorded ACEC’s 26.07% equity interest as noncontrolling interests in the accompanying financial statements.

The Company is a leading producer and marketer of specialty alcohols and essential ingredients. The Company also produces and markets fuel-grade ethanol. The Company’s production facilities in Pekin, Illinois are located in the heart of the Corn Belt, benefit from low-cost and abundant feedstock and allow for access to many additional domestic markets. In addition, the Company’s ability to load unit trains and barges from these facilities allows for greater access to international markets. The Company’s four production facilities in California, Oregon and Idaho are located in close proximity to both feed and fuel-grade ethanol customers and thus enjoy unique advantages in efficiency, logistics and product pricing.

The Company has a combined production capacity of 450 million gallons per year, markets, on an annualized basis, over 500 million gallons of alcohols, and produces, on an annualized basis, nearly 1.5 million tons of essential ingredients on a dry matter basis, such as dried yeast, corn gluten meal, corn gluten feed, and distillers grains and liquid feed used in commercial animal feed and pet foods.

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

As of December 31, 2020, the Company was operating at approximately 64% of its 450 million gallon annual production capacity. As market conditions change, the Company may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

Basis of Presentation – The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity – During the year ended December 31, 2020, the Company experienced significant adverse conditions in the fuel-grade ethanol market as demand and pricing reached record lows due to reduced domestic transportation and resulting lower gasoline demand resulting from stay-at-home orders issued in response to the coronavirus pandemic. In response, the Company reduced fuel-grade ethanol production at its production facilities by more than 50% in an effort to conserve capital. The Company continued producing and selling its specialty alcohols, but also converted a portion of its fuel-grade ethanol production to specialty alcohol production to respond to substantial increased demand from the sanitizer and disinfectant markets. Sales of specialty alcohols were at a mix of fixed and spot prices, both of which resulted in significant cash flow from operations during the year.

As of December 31, 2020, the Company had $47.7 million in cash and $16.0 million available for borrowing under Kinergy’s operating line of credit. During 2020, the Company generated $71.8 million in cash from its operations. The Company also realized $19.9 million in net cash proceeds from the sale of its interest in Pacific Aurora and $10.0 million from its sale of certain real property and related assets at its Magic Valley production facility. In addition, the Company received net proceeds of approximately $75.8 million from issuances of common stock and warrants and $5.5 million from warrant exercises. These sources of cash enabled the Company to make principal payments totaling $157.6 million on its debt during 2020, resulting in the Company’s return to compliance with its lenders. Given the Company’s current liquidity and outlook for the rest of 2021, it believes it has sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs for the next twelve months from the date of this report.

Segments – A segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company determines and discloses its segments in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Section 280, Segment Reporting, which defines how to determine segments. In 2020, with the Company’s strategic shift to an increased focus on specialty alcohol sales, the Company now reports financial and operating performance in three reportable segments (1) marketing and distribution, which includes marketing and merchant trading for Company-produced specialty alcohols, fuel-grade ethanol and essential ingredients, and third-party fuel-grade ethanol, (2) Pekin production, which includes the entire campus in Pekin, Illinois (“Pekin Campus”), and (3) other production, which includes all of the Company’s other production facilities on an aggregated basis (“Other production”).

Cash and Cash Equivalents – The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its accounts at several financial institutions. These cash balances regularly exceed amounts insured by the Federal Deposit Insurance Corporation; however, the Company does not believe it is exposed to any significant credit risk on these balances.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company sells specialty alcohols to large consumer product companies, sells fuel-grade ethanol to gasoline refining and distribution companies, sells essential ingredients to animal feed customers, including distillers grains and other feed co-products to dairy operators and animal feedlots and corn oil to poultry and biodiesel customers, in each case generally without requiring collateral. Due to a limited number of customers, the Company had significant concentrations of credit risk from sales as of December 31, 2020 and 2019, as described below.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of a Company customer deteriorates, resulting in an impairment of ability to make payments, additional allowances may be required.

Of the accounts receivable balance, approximately $35,839,000 and $63,736,000 at December 31, 2020 and 2019, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $260,000 and $39,000 as of December 31, 2020 and 2019, respectively. The Company recorded a bad debt expense of $245,000 and $27,000 for the years ended December 31, 2020 and 2019, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

The Company sells specialty alcohols to consumer product companies and fuel-grade ethanol to gasoline refining and distribution companies. The Company sold to customers representing 10% or more of the Company’s total net sales, as follows.

	Years Ended December 31,
	2020	2019
Customer A	9%	11%
Customer B	5%	13%

The Company had accounts receivable due from these customers totaling $4,421,000 and $15,624,000, representing 10% and 21% of total accounts receivable, as of December 31, 2020 and 2019, respectively.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company purchases corn, its largest cost component in producing alcohols, from its suppliers. The Company purchased corn from suppliers representing 10% or more of the Company’s total corn purchases, as follows:

	Years Ended December 31,
	2020	2019
Supplier A	9%	25%
Supplier B	16%	16%

As of December 31, 2020, approximately 51% of the Company’s employees were covered by a collective bargaining agreement.

Inventories – Inventories consisted primarily of alcohols, corn, essential ingredients, carbon and Renewable Identification Number (“RIN”) credits and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a $1,033,000 and $1,290,000 valuation adjustment as of December 31, 2020 and 2019, respectively. Inventory balances consisted of the following (in thousands):

	December 31,
	2020	2019
Finished goods	$25,154	$38,194
Work in progress	4,333	7,426
Raw materials	7,074	7,890
Carbon and RIN credits	3,842	5,690
Other	1,364	1,400
Total	$41,767	$60,600

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

Leases – The Company accounts for leases under ASC 842, whereby, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and (2) a “right of use” asset, which is an asset that represents the lessee’s right to use the specified asset for the lease term. See Note 9 for further information.

ALTO INGREDIENTS, INC.

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

The Company recognizes revenue primarily from sales of alcohols and essential ingredients.

The Company has seven production facilities from which it produces and sells alcohols to its customers through Kinergy. Kinergy enters into sales contracts with its customers under exclusive intercompany sales agreements with each of the Company’s seven production facilities. Kinergy also acts as a principal when it purchases third party fuel-grade ethanol which it resells to its customers. Finally, Kinergy has exclusive sales agreements with other third-party owned fuel-grade ethanol production facilities under which it sells their fuel-grade ethanol for a fee plus the costs to deliver the ethanol to Kinergy’s customers. These sales are referred to as third-party agent sales. Revenue from these third-party agent sales is recorded on a net basis, with Kinergy recognizing its predetermined fees and any associated delivery costs.

The Company has seven production facilities from which it produces and sells essential ingredients to its customers through Alto Nutrients. Alto Nutrients enters into sales contracts with essential ingredient customers under exclusive intercompany sales agreements with each of the Company’s seven production facilities.

The Company recognizes revenue from sales of alcohols and essential ingredients at the point in time when the customer obtains control of the products, which typically occurs upon delivery depending on the terms of the underlying contracts. In some instances, the Company enters into contracts with customers that contain multiple performance obligations to deliver volumes of alcohols or essential ingredients over a contractual period of less than 12 months. The Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices and recognizes the related revenue as control of each individual product is transferred to the customer in satisfaction of the corresponding performance obligations.

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

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation – The Company accounts for the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award, determined on the date of grant. The expense is recognized over the period during which an employee is required to provide services in exchange for the award. The Company accounts for forfeitures as they occur. The Company recognizes stock-based compensation expense as a component of either cost of goods sold or selling, general and administrative expenses in the consolidated statements of operations.

Impairment of Long-Lived Assets – The Company assesses the impairment of long-lived assets, including property and equipment, internally developed software and purchased intangibles subject to amortization, when events or changes in circumstances indicate that the fair value of assets could be less than their net book value. In such event, the Company assesses long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset group is expected to generate plus the net proceeds expected from the sale of the asset group. If this amount is less than the carrying value of the asset, the Company will then determine the fair value of the asset group. An impairment loss would be recognized when the fair value is less than the related asset group’s net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of its operations and the industries in which it operates. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and purchasing decisions of the Company’s customers. The Company performed an undiscounted cash flow analysis for its long-lived assets held-for-use, exclusive of the Company’s assets held-for-sale, and for those that failed step 1, the Company performed a further fair value assessment, resulting in an impairment of $2.1 million for the year ended December 31, 2020.

Deferred Financing Costs – Deferred financing costs are costs incurred to obtain debt financing, including all related fees, and are amortized as interest expense over the term of the related financing using the straight-line method, which approximates the effective interest rate method. Amortization of deferred financing costs was approximately $1,394,000 and $511,000 for the years ended December 31, 2020 and 2019, respectively. Amortization was accelerated in 2020 to reflect increased payments of principal and the reduction of outstanding debt balances. Unamortized deferred financing costs were approximately $759,000 and $2,153,000 as of December 31, 2020 and 2019, respectively, and are recorded net of long-term debt in the consolidated balance sheets.

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

ALTO INGREDIENTS, INC.

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

Income (Loss) Per Share – Basic income (loss) per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Preferred dividends are deducted from net income (loss) attributed to Alto Ingredients, Inc. and are considered in the calculation of income (loss) available to common stockholders in computing basic income (loss) per share. Common stock equivalents to preferred stock are considered participating securities and are also included in this calculation when dilutive.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31, 2020
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Alto Ingredients, Inc.	$(15,116)
Less: Preferred stock dividends	(1,268)
Basic and Diluted loss per share:
Loss available to common stockholders	$(16,384)	58,609	$(0.28)

	Year Ended December 31, 2019
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Alto Ingredients, Inc.	$(88,949)
Less: Preferred stock dividends	(1,265)
Basic and Diluted loss per share:
Loss available to common stockholders	$(90,214)	47,384	$(1.90)

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were an aggregate 2,463,000 and 635,000 potentially dilutive shares from convertible securities outstanding as of December 31, 2020 and 2019, respectively. These convertible securities were not considered in calculating diluted loss per common share for the years ended December 31, 2020 and 2019 as their effect would be anti-dilutive.

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

Estimates and Assumptions – The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining the allowance for doubtful accounts, net realizable value of inventory, estimated lives of property and equipment, long-lived asset impairments, fair value of warrants, valuation allowances on deferred income taxes and the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns, and the valuation of assets acquired and liabilities assumed as a result of business combinations. Actual results and outcomes may materially differ from management’s estimates and assumptions.

Uncertainty – As previously mentioned, the impact of the coronavirus pandemic has negatively impacted the Company’s operations and demand for fuel-grade ethanol. Any future quarantines, labor shortages or other disruptions to the Company’s operations, or those of its customers, may adversely impact the Company’s revenues, ability to provide its services and operating results. In addition, a significant outbreak of epidemic, pandemic or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including the geographical area in which the Company operates, resulting in an economic downturn that could further affect demand for its goods and services. The extent to which the coronavirus impacts the Company’s long-term results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and actions taken to contain the coronavirus or its impact, among others.

Subsequent Events – Management evaluates, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued for either disclosure or adjustment to the consolidated financial results.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications – Certain prior year amounts have been reclassified to conform to the current presentation. Such reclassifications had no effect on the consolidated net loss, working capital or stockholders’ equity reported in the consolidated statements of operations and consolidated balance sheets.

2.	ASSET SALES AND HELD-FOR-SALE CLASSIFICATION.

Pacific Aurora

On December 19, 2019, the Company entered into a term sheet covering the proposed sale of its 73.93% ownership interest in Pacific Aurora to ACEC for $52.8 million, and as a result, the Company determined that as of December 31, 2019, the long-lived assets of Pacific Aurora should be classified as held-for-sale.

On April 15, 2020, the Company closed the sale of its ownership interest in Pacific Aurora and preliminarily received total consideration of $52.8 million, subject to working capital adjustments of approximately $35.3 million, resulting in cash proceeds of $19.9 million and the balance of $16.5 million in long-term ACEC promissory notes, resulting in a net loss on sale of approximately $1.4 million, recorded as gain (loss) on sale of assets in the Company’s consolidated statements of operations. Approximately $14.5 million of the cash proceeds were used to repay a portion of the Company’s term debt. In September 2020, the Company and ACEC agreed to certain post-closing adjustments to the purchase price, resulting in a decrease of $0.9 million, and a corresponding reduction in the aggregate principal amount owed under the long-term ACEC promissory notes.

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

For the years ended December 31, 2020 and 2019, Pacific Aurora contributed $39.6 million and $163.5 million in net sales, $8.4 million and $43.4 million in pre-tax loss, and $2.2 million and $12.3 million in net loss attributed to noncontrolling interests, respectively.

Magic Valley

On November 30, 2020, the Company sold 134 acres, the related rail loop and grain handling assets at its Magic Valley facility located in Burley, Idaho for $10.0 million in cash. The Company retained the fuel-grade ethanol production facility and terminal on the remaining 25 acres and has entered into certain agreements with the buyer for delivery of grain to the plant. Upon the sale, the Company recognized a gain on sale of $3.2 million in gain (loss) on sale of assets in the accompanying consolidated statements of operations.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stockton and Madera

In October 2020, the Company’s Board of Directors approved a plan to sell the Company’s fuel-grade ethanol production facilities located in Madera and Stockton, California. As a result, the Company determined the related long-lived asset groups should be classified as held-for-sale at December 31, 2020. The analysis of these potential sales resulted in an aggregate asset impairment of $22.3 million in the Company’s other production segment.

The Company classified the following assets and liabilities as held-for-sale as of December 31, 2020 (in thousands):

	Stockton	Madera
Property and equipment, net	$19,535	$29,013
Right of use operating lease assets, net	9,747	—
Assets held-for-sale	$29,282	$29,013

	Stockton	Madera
Operating lease obligations	$10,435	$—
Assessment financing	—	9,107
Liabilities held-for-sale	$10,435	$9,107

For the year ended December 31, 2020, net sales attributed to the results of operations for Stockton and Madera were $21.9 million and $22.7 million, respectively. For the year ended December 31, 2019, net sales attributed to the results of operations for Stockton and Madera were $132.9 million and $82.7 million, respectively. For the year ended December 31, 2020, pre-tax loss attributed to the results of operations for Stockton and Madera was $6.5 million and $6.1 million, respectively. For the year ended December 31, 2019, pre-tax loss attributed to the results of operations for Stockton and Madera was $3.9 million and $2.7 million, respectively. In addition, asset impairments associated with Stockton and Madera recorded for the year ended December 31, 2020 were $17.9 million and $4.4 million, respectively.

3.	INTERCOMPANY AGREEMENTS.

The Company, directly or through one of its subsidiaries, has entered into the following management and marketing agreements:

Affiliate Management Agreement – Alto Ingredients entered into an Affiliate Management Agreement (“AMA”) with its operating subsidiaries, under which Alto Ingredients agreed to provide operational and administrative and staff support services. These services generally include, but are not limited to, administering the subsidiaries’ compliance with their credit agreements and performing billing, collection, record keeping and other administrative and ministerial tasks. Alto Ingredients agreed to supply all labor and personnel required to perform its services under the AMA, including the labor and personnel required to operate and maintain the production facilities and marketing activities. These services are billed at a predetermined amount per subsidiary each month plus out of pocket costs such as employee wages and benefits.

The AMAs have an initial term of one year and automatic successive one year renewal periods. Alto Ingredients may terminate the AMA, and any subsidiary may terminate the AMA, at any time by providing at least 90 days prior notice of such termination.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alto Ingredients recorded revenues of approximately $11,724,000 and $12,682,000 related to the AMAs in place for the years ended December 31, 2020 and 2019, respectively. These amounts have been eliminated upon consolidation.

Ethanol Marketing Agreements – Kinergy entered into separate marketing agreements with each of the Company’s production facilities, which granted it the exclusive right to purchase, market and sell the alcohols produced at those facilities. Under the terms of the marketing agreements, within ten days after delivering alcohol to Kinergy, an amount is paid to Kinergy equal to (i) the estimated purchase price payable by the third-party purchaser of the alcohol, minus (ii) the estimated amount of transportation costs to be incurred, minus (iii) the estimated incentive fee payable to Kinergy, which equals 1% of the aggregate third-party purchase price, provided that the marketing fee shall not be less than $0.015 per gallon and not more than $0.0225 per gallon. Each of the marketing agreements had an initial term of one year and successive one year renewal periods at the option of the individual plant.

Kinergy recorded revenues of approximately $4,275,000 and $7,900,800 related to the marketing agreements for the years ended December 31, 2020 and 2019, respectively. These amounts have been eliminated upon consolidation.

Corn Procurement and Handling Agreements – Alto Nutrients entered into separate corn procurement and handling agreements with each of the Company’s production facilities, with the exception of the Pacific Aurora facilities. Under the terms of the corn procurement and handling agreements, each facility appointed Alto Nutrients as its exclusive agent to solicit, negotiate, enter into and administer, on its behalf, corn supply arrangements to procure the corn necessary to operate the facility. Alto Nutrients also provides grain handling services including, but not limited to, receiving, unloading and conveying corn into the facility’s storage and, in the case of whole corn delivered, processing and hammering the whole corn.

Under these agreements, Alto Nutrients receives a fee of $0.03 per bushel of corn delivered to each production facility as consideration for its procurement and handling services, payable monthly. Each corn procurement and handling agreement had an initial term of one year and successive one year renewal periods at the option of the individual facility. Alto Nutrients recorded revenues of approximately $2,595,000 and $4,288,000 related to the corn procurement and handling agreements for the years ended December 31, 2020 and 2019, respectively. These amounts have been eliminated upon consolidation.

Through April 15, 2020, each Pacific Aurora production facility operated under a grain procurement agreement with ACEC. Under this agreement, ACEC received a fee of $0.03 per bushel of corn delivered to each facility as consideration for ACEC’s procurement and handling services, payable monthly. The grain procurement agreement had an initial term of one year and successive one year renewal periods at the option of the individual facility. Pacific Aurora recorded expenses of approximately $210,000 and $1,103,000 for the years ended December 31, 2020 and 2019, respectively, associated with these agreements. These amounts have not been eliminated upon consolidation as they were with a related but unconsolidated third-party.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Essential Ingredients Marketing Agreements – Alto Nutrients entered into separate marketing agreements with each of the Company’s production facilities which grant Alto Nutrients the exclusive right to market, purchase and sell the various essential ingredients produced at each facility. Under the terms of the marketing agreements, within ten days after a facility delivers essential ingredients to Alto Nutrients, the production facility is paid an amount equal to (i) the estimated purchase price payable by the third-party purchaser of the essential ingredients, minus (ii) the estimated amount of transportation costs to be incurred, minus (iii) the estimated amount of fees and taxes payable to governmental authorities in connection with the tonnage of the essential ingredients produced or marketed, minus (iv) the estimated incentive fee payable to the Company, which equals (a) 5% of the aggregate third-party purchase price for wet corn gluten feed, wet distillers grains, corn condensed distillers solubles and distillers grains with solubles, or (b) 1% of the aggregate third-party purchase price for corn gluten meal, dry corn gluten feed, dry distillers grains, corn germ and corn oil. Each marketing agreement had an initial term of one year and successive one year renewal periods at the option of the individual facility.

Alto Nutrients recorded revenues of approximately $2,778,000 and $6,029,000 related to the marketing agreements for the years ended December 31, 2020 and 2019, respectively. These amounts have been eliminated upon consolidation.

4.	SEGMENTS.

The Company reports its financial and operating performance in three segments: (1) marketing and distribution, which includes marketing and merchant trading for Company-produced alcohols and essential ingredients, on an aggregated basis, and third-party fuel-grade ethanol (2) Pekin Campus production, which includes the production and sale of alcohols and essential ingredients produced at the Company’s Pekin, Illinois campus, and (3) Other production, which includes the production and sale of fuel-grade ethanol and essential ingredients produced at all of the Company’s other production facilities on an aggregated basis, none of which are individually significant to be considered a reportable segment.

Income before provision for income taxes includes management fees charged by Alto Ingredients to the segments. The Pekin Campus production segment incurred $4,344,000 and $4,014,000 in management fees for the years ended December 31, 2020 and 2019, respectively. The marketing and distribution segment incurred $3,480,000 in management fees for each of the years ended December 31, 2020 and 2019, respectively. The Other production segment incurred $3,893,000 and $5,188,000 in management fees for the years ended December 31, 2020 and 2019, respectively. Corporate activities include selling, general and administrative expenses, consisting primarily of corporate employee compensation, professional fees and overhead costs not directly related to a specific operating segment.

During the normal course of business, the segments do business with each other. The preponderance of this activity occurs when the Company’s marketing segment markets alcohol produced by the production segments for a marketing fee, as discussed in Note 3. These intersegment activities are considered arms’-length transactions. Consequently, although these transactions impact segment performance, they do not impact the Company’s consolidated results since all revenues and corresponding costs are eliminated in consolidation.

Capital expenditures are substantially all incurred at the Company’s Pekin Campus production segment.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Years Ended December 31,
	2020	2019
Net Sales
Marketing and distribution:
Alcohol sales, gross	$256,209	$355,101
Alcohol sales, net	1,529	1,831
Intersegment sales	9,648	18,219
Total marketing and distribution sales	267,386	375,151

Pekin Campus production, recorded as gross:
Alcohol sales	$330,432	$343,610
Essential ingredient sales	130,270	138,987
Intersegment sales	645	1,110
Total Pekin Campus sales	461,347	483,707

Other Production, recorded as gross:
Alcohol sales	$137,703	$455,343
Essential ingredient sales	40,880	130,009
Intersegment sales	1,309	509
Total Other production sales	179,892	585,861

Intersegment eliminations	(11,602)	(19,838)
Net sales as reported	$897,023	$1,424,881

Cost of goods sold:
Marketing and distribution	$253,465	$347,185
Pekin Campus production	389,125	481,262
Other production	206,412	612,040
Intersegment eliminations	(4,838)	(5,668)
Cost of goods sold as reported	$844,164	$1,434,819

Income (loss) before benefit for income taxes:
Marketing and distribution	$4,889	$12,533
Pekin Campus production	53,898	(21,441)
Other production	(54,677)	(77,019)
Corporate activities	(21,409)	(15,375)
	$(17,299)	$(101,302)

Depreciation:
Pekin Campus production	$17,450	$17,535
Other production	12,691	30,107
Corporate activities	127	267
	$30,268	$47,909

Interest expense:
Marketing and distribution	$1,574	$3,053
Pekin Campus production	6,038	7,556
Other production	334	13
Corporate activities	9,997	9,584
	$17,943	$20,206

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company’s total assets by operating segment (in thousands):

	December 31,
	2020	2019
Total assets:
Marketing and distribution	$89,337	$129,664
Pekin Campus production	234,439	229,050
Other production	102,409	229,748
Corporate assets	50,633	24,033
	$476,818	$612,495

5.	PROPERTY AND EQUIPMENT.

Property and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Facilities and plant equipment	$357,740	$495,513
Land	4,837	7,219
Other equipment, vehicles and furniture	7,858	11,229
Construction in progress	11,828	15,793
	382,263	529,754
Accumulated depreciation	(152,777)	(197,228)
	$229,486	$332,526

Depreciation expense was $30,268,000 and $40,931,000 for the years ended December 31, 2020 and 2019, respectively.

For the years ended December 31, 2020 and 2019, the Company capitalized interest of $224,000 and $563,000, respectively, related to its capital investment activities.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	INTANGIBLE ASSET.

The Company recorded a tradename valued at $2,678,000 in 2006 as part of its acquisition of Kinergy. The Company determined that the Kinergy tradename has an indefinite life and, therefore, rather than being amortized, will be tested annually for impairment. The Company did not record any impairment of the Kinergy tradename for the years ended December 31, 2020 and 2019.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on alcohol sales and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price. In addition, the Company hedges anticipated sales of alcohol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the years ended December 31, 2020 and 2019, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and alcohols by entering into exchange-traded forward contracts or options for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net gains of $14,780,000 and $555,000 as the change in the fair value of these contracts for the years ended December 31, 2020 and 2019, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2020
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Other current assets	$520
Commodity contracts	Derivative assets	$17,149	Derivative liabilities	$—

	As of December 31, 2019
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Other current assets	$615
Commodity contracts	Derivative assets	$2,438	Derivative liabilities	$1,860

The above amounts represent the gross balances of the contracts, however, the Company does have a right of offset with each of its derivative brokers.

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2020	2019

Commodity contracts	Cost of goods sold	$2,102	$(4,568)
		$2,102	$(4,568)

		Unrealized Gains
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2020	2019

Commodity contracts	Cost of goods sold	$12,678	$5,123
		$12,679	$5,123

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	December 31,
	2020	2019
Kinergy line of credit	$32,512	$78,338
Pekin term loan	—	39,500
Pekin revolving loan	20,580	32,000
ICP term loan	—	12,000
ICP revolving loan	9,384	18,000
CARES Act loans	9,860	—
Parent notes payable	25,533	65,649
	97,869	245,487
Less unamortized debt premium	230	461
Less unamortized debt financing costs	(759)	(2,153)
Less short-term portion	(25,533)	(63,000)
Long-term debt	$71,807	$180,795

Kinergy Line of Credit – Kinergy has an operating line of credit for an aggregate amount of up to $100,000,000. The line of credit matures on August 2, 2022. The credit facility is based on Kinergy’s eligible accounts receivable and inventory levels, subject to certain concentration reserves. The credit facility is subject to certain other sublimits, including inventory loan limits. Interest accrues under the line of credit at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging between 1.50% and 2.00%. The applicable margin was 2.00%, for a total rate of 2.24% at December 31, 2020. The credit facility’s monthly unused line fee is an annual rate equal to 0.25% to 0.375% depending on the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to the Company as reimbursement for management and other services provided by the Company to Kinergy are limited under the terms of the credit facility to $1,500,000 per fiscal quarter. The credit facility also includes the accounts receivable of Alto Nutrients as additional collateral. Payments that may be made by Alto Nutrients to the Company as reimbursement for management and other services provided by the Company to Alto Nutrients are limited under the terms of the credit facility to $500,000 per fiscal quarter.

If the monthly excess borrowing availability of Kinergy and Alto Nutrients falls below certain thresholds, they are collectively required to maintain a fixed-charge coverage ratio (calculated as a twelve-month rolling earnings before interest, taxes, depreciation and amortization divided by the sum of interest expense, capital expenditures, principal payments of indebtedness, indebtedness from capital leases and taxes paid during such twelve-month rolling period) of at least 2.0 and are prohibited from incurring certain additional indebtedness (other than specific intercompany indebtedness).

The obligations of Kinergy and Alto Nutrients under the credit facility are secured by a first-priority security interest in all of their assets in favor of the lender. Alto Ingredients has guaranteed all of Kinergy’s obligations under the line of credit. As of December 31, 2020, Kinergy had $16.0 million in unused borrowing availability under the credit facility.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pekin Credit Facilities – On December 15, 2016, Alto Pekin entered into a Credit Agreement (“Pekin Credit Agreement”) with 1st Farm Credit Services, PCA and CoBank, ACB, (“CoBank”). Under the terms of the Pekin Credit Agreement, Alto Pekin borrowed from 1st Farm Credit Services $64.0 million under a term loan facility that matures on August 20, 2021 (the “Pekin Term Loan”) and up to $32.0 million under a revolving term loan facility that matures on February 1, 2022 (the “Pekin Revolving Loan”), and together with the Pekin Term Loan (the “Pekin Credit Facility”). The Pekin Credit Facility is secured by a first-priority security interest in all of Alto Pekin’s assets.

The Pekin Credit Facility and related agreements contain a variety of representations, warranties, covenants and events of default. Following a series of amendments and waivers among Alto Pekin, its lenders and their agent, certain terms of the agreements are as follows:

●	Interest accrues under the Pekin Credit Facility at an annual rate equal to the 30-day LIBOR plus 5.00%.

●	Alto Pekin is required to pay a monthly fee on any unused portion of the Pekin Revolving Loan at a rate of 0.75% per annum.

●	Alto Pekin and ICP are collectively required to maintain working capital of not less than 50% of the combined outstanding revolving lines of credit, which was $30.0 million at December 31, 2020; and an annual debt service coverage ratio of not less than 1.25 to 1.00, in addition to various other affirmative and negative covenants.

Alto Pekin and ICP collectively agreed to pay Alto Pekin’s and ICP’s lenders an aggregate of $40.0 million on or before September 30, 2020 (the “September Paydown Amount”) to reduce the outstanding balances of Alto Pekin’s and ICP’s respective term loans, to be allocated between them. Alto Pekin, ICP and their lenders contemplated funding the September Paydown Amount through asset sales, proceeds of any award, judgment or settlement of litigation, or, at our election, from funds contributed by Alto Ingredients to Alto Pekin or ICP.

In March 2020, the Company granted to Alto Pekin’s lender a security interest in all of its equity interests in Alto Op Co. The Company and certain subsidiaries also entered into intercreditor agreements with the Alto Pekin’s and ICP’s lenders, and the agent for the Company’s senior secured noteholders, to address issues of priority and the allocation of proceeds from asset sales.

On December 18, 2020, Alto Pekin and its lender further amended the Pekin Credit Facility to waive certain covenant defaults, including the covenant requiring Alto Pekin and ICP to pay the September Paydown Amount from an approved source of funds on or before September 30, 2020. The effect of this amendment was, in part, to deem the September Paydown Amount to have been timely paid. The parties also agreed to amend the Pekin Credit Facility to provide for a payment to Alto Pekin’s and ICP’s lenders of an aggregate of $24.9 million (the “December Paydown Amount”), on or prior to December 21, 2020, with $19.9 million allocated to Alto Pekin’s lenders and $5.0 million allocated to ICP’s lenders. On December 18, 2020, Alto Pekin and ICP paid the December Paydown Amount in full.

Following receipt of the December Paydown Amount, any additional proceeds arising from the sale of any of the Company’s midwestern production facility assets will be allocated 33/34/33% among Alto Pekin’s and ICP’s lenders, collectively, the Company’s senior secured noteholders, and the Company, respectively; and any additional proceeds arising from the sale of any of the Company’s western production facility assets will be allocated first to the senior secured noteholders up to $20.0 million and then allocated 33/34/33% among Alto Pekin’s and ICP’s lenders, collectively, the Company’s senior secured noteholders, and the Company, respectively.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of the filing of this report, the Company believes it is in compliance with the terms and conditions of the Pekin Credit Facility.

ICP Credit Facilities — On September 15, 2017, ICP, Compeer Financial, PCA, or Compeer, and CoBank as agent, entered into a Credit Agreement (the “ICP Credit Agreement”). Under the terms of the ICP Credit Agreement, ICP borrowed from Compeer $24.0 million under a term loan facility that matures on September 20, 2021 (the “ICP Term Loan”), and up to $18.0 million under a revolving term loan facility that matures on September 1, 2022 (the “ICP Revolving Loan”), and together with the ICP Term Loan (the “ICP Credit Facility”). The ICP Credit Facility is secured by a first-priority security interest in all of ICP’s assets.

The ICP Credit Facility and related agreements contain a variety of representations, warranties, covenants and events of default. Following a series of amendments and waivers among ICP, its lenders and their agent, certain terms of the agreements are as follows:

●	Interest accrues under the ICP Credit Facility at an annual rate equal to the 30-day LIBOR plus 3.75%.

●	ICP is required to pay an annual nonrefundable commitment fee, calculated as 0.75% multiplied by the average daily positive difference between (i) the ICP Revolving Loan commitment (which may be reduced by ICP from time to time in increments of $0.5 million), minus (ii) the aggregate principal amounts outstanding under the ICP Revolving Loan.

●	ICP and Alto Pekin are collectively required to maintain working capital of not less than 50% of the combined outstanding revolving lines of credit, which was $30.0 million at December 31, 2020; and an annual debt service coverage ratio of not less than 1.50 to 1.00, in addition to various other affirmative and negative covenants.

ICP and Alto Pekin collectively agreed to pay ICP’s and Alto Pekin’s lenders an aggregate of $40.0 million on or before September 30, 2020, the same amount referred to above as the September Paydown Amount, to reduce the outstanding balances of ICP’s and Alto Pekin’s respective term loans, to be allocated between them. ICP, Alto Pekin, and their lenders contemplated funding the September Paydown Amount through asset sales, proceeds of any award, judgment or settlement of litigation, or, at our election, from funds contributed by the Company to ICP or Alto Pekin.

In March 2020, the Company granted to Alto Pekin’s lender a security interest in all of its equity interests in Alto Op Co. The Company and certain subsidiaries also entered into intercreditor agreements with the ICP’s and Alto Pekin’s lenders, and the agent for the Company’s senior secured noteholders, to address issues of priority and the allocation of proceeds from asset sales.

On December 18, 2020, ICP and its lender further amended the ICP Credit Facility to waive certain covenant defaults, including the covenant requiring ICP and Alto Pekin to pay the September Paydown Amount from an approved source of funds on or before September 30, 2020. The effect of this amendment was, in part, to deem the September Paydown Amount to have been timely paid. The parties also agreed to amend the ICP Credit Facility to provide for a payment to ICP’s and Alto Pekin’s lenders of an aggregate of $24.9 million, the same amount referred to above as the December Paydown Amount, on or prior to December 21, 2020, with $5.0 million allocated to ICP’s lenders and $19.9 million allocated to Alto Pekin’s lenders. On December 18, 2020, ICP and Alto Pekin paid the December Paydown Amount in full.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following receipt of the December Paydown Amount, any additional proceeds arising from the sale of any of the Company’s midwestern production facility assets will be allocated 33/34/33% among Alto Pekin’s and ICP’s lenders, collectively, the Company’s senior secured noteholders, and the Company, respectively; and any additional proceeds arising from the sale of any of the Company’s western production facility assets will be allocated first to the senior secured noteholders up to $20.0 million and then allocated 33/34/33% among Alto Pekin’s and ICP’s lenders, collectively, the Company’s senior secured noteholders, and the Company, respectively.

As of the filing of this report, the Company believes it is in compliance with the terms and conditions of the ICP Credit Facility.

Alto Ingredients, Inc. Senior Secured Notes – On December 12, 2016, the Company entered into a Note Purchase Agreement with five accredited investors and sold $55.0 million in aggregate principal amount of senior secured notes to the investors in a private offering for aggregate gross proceeds of 97% of the principal amount of the notes sold. On June 26, 2017, the Company entered into a second Note Purchase Agreement with five accredited investors and sold an additional $13.9 million in aggregate principal amount of senior secured notes to the investors in a private offering for aggregate gross proceeds of 97% of the principal amount of the notes sold, and collectively with the notes previously sold, (the “Notes”). The Notes are secured by a first-priority security interest in all of the Company’s equity interests in Alto Op Co.

The Notes and related agreements contain a variety of representations, warranties, covenants and events of default. Following a series of amendments and waivers with the senior secured note holders and their agent, certain terms of the agreements are as follows:

●	The Notes mature on December 15, 2021.

●	Payments due under the Notes rank senior to all other indebtedness of Alto Ingredients, Inc. other than permitted senior indebtedness.

●	Interest on the Notes accrues at a rate of 15% per annum.

●	Any voluntary prepayments must made at 102% of the principal amount prepaid.

The Notes also contain a variety of limitations, including a prohibition on parent company indebtedness; restrictions on redemption, repurchase or payment of any dividend or distribution in respect of our or our subsidiaries’ equity interests; restrictions on asset sales and other dispositions; and restrictions on our or our subsidiaries’ ability to issue equity for purposes other than to pay down a portion of the outstanding balance of the Notes.

In March 2020, ICP granted to the senior secured noteholders a security interest in certain of its personal property. In addition, Alto Central granted to the senior secured noteholders a security interest in certain of its personal property. Alto Central also pledged its equity interests in Alto Pekin and ICP in favor of the senior secured noteholders as additional collateral securing our obligations to the noteholders. Alto Op. Co also granted to the senior secured noteholders a security interest in certain of its personal property. The Company and certain subsidiaries also entered into intercreditor agreements with the ICP’s and Alto Pekin’s lenders, and the agent for the Company’s senior secured noteholders, to address issues of priority and the allocation of proceeds from asset sales.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2020, the Company repaid $35.3 million in principal under the Notes using a portion of the net proceeds of its then-recent offerings of common stock and warrants and the sale of certain real property assets at our Magic Valley production facility.

As of the filing of this report, the Company believes it is in compliance with the terms and conditions of the Notes.

CARES Act Loans – On May 4, 2020, Alto Ingredients and Alto Pekin received loan proceeds from Bank of America, NA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), through the Paycheck Protection Program administered by the U.S. Small Business Administration. Alto Ingredients received $6.0 million and Alto Pekin received $3.9 million in loan proceeds. The loans mature in two years and bear interest at a rate of 1.00% per annum. Under the terms of the loans, certain amounts may be forgiven if they are used for qualifying expenses as described in the CARES Act, but the Company can provide no assurance that it will be able to obtain forgiveness of all or any portion of the loans. The Company is in the process of applying for loan forgiveness.

Maturities of Long-term Debt – The Company’s long-term debt matures as follows (in thousands):

December 31:
2021	$25,533
2022	72,336
$97,869

9.	LEASES.

The Company leases railcar equipment, office equipment and land for certain of its facilities. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the years ended December 31, 2020 and 2019, the Company’s weighted average discount rate was 6.00%. Operating lease expense is recognized on a straight-line basis over the lease term.

Upon the adoption of ASC 842, the Company elected the following practical expedients allowable under the guidance: not to reassess whether any expired or existing contracts are or contain leases; not to reassess the lease classification for any expired or existing leases; not to reassess initial direct costs for any existing leases; not to separately identify lease and non-lease components; and not to evaluate historical land easements. Additionally, the Company elected the short-term lease exemption policy, applying the requirements of ASC 842 to only long-term (greater than 1 year) leases.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 55 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. For the year ended December 31, 2020, the weighted average remaining lease terms of equipment and land-related leases were 1.10 years and 4.73 years, respectively. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the remaining maturities of the Company’s operating lease liabilities, assuming all land lease extensions are taken, as of December 31, 2020 (in thousands):

Year Ended:	Equipment	Land Related
2021	$2,263	$547
2022	2,144	559
2023	1,504	461
2024	858	436
2025	578	436
2026-76	315	6,150
Less Interest	(1,171)	(4,185)
	$6,491	$4,404

For the years ended December 31, 2020 and 2019, the Company recorded operating lease costs of $5,461,000 and $9,948,000, respectively, in cost of goods sold and $482,000 and $472,000, respectively, in selling, general and administrative expenses, in the Company’s statements of operations.

10.	PENSION PLANS.

Retirement Plan - The Company sponsors a defined benefit pension plan (the “Retirement Plan”) that is noncontributory, and covers only “grandfathered” unionized employees at its Alto Pekin production facilities. Benefits are based on a prescribed formula based upon the employee’s years of service. Employees hired after November 1, 2010, are not eligible to participate in the Retirement Plan. The Company uses a December 31st measurement date for its Retirement Plan. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations.

Information related to the Retirement Plan as of and for the years ended December 31, 2020 and 2019 is presented below (dollars in thousands):

	2020	2019
Changes in plan assets:
Fair value of plan assets, beginning	$15,654	$13,257
Actual gains	1,969	2,692
Benefits paid	(721)	(698)
Company contributions	686	403
Participant contributions	—	—
Fair value of plan assets, ending	$17,588	$15,654
Less: projected accumulated benefit obligation	$24,629	$21,643
Funded status, (underfunded)/overfunded	$(7,041)	$(5,989)

Amounts recognized in the consolidated balance sheets:
Other liabilities	$(7,041)	$(5,989)
Accumulated other comprehensive loss	$3,199	$1,654

Components of net periodic benefit costs are as follows:
Service cost	$405	$374
Interest cost	690	760
Expected return on plan assets	(903)	(760)
Net periodic benefit cost	$192	$374
Loss recognized in other comprehensive expense	$1,545	$585

Assumptions used in computation of benefit obligations:
Discount rate	2.50%	3.25%
Expected long-term return on plan assets	6.25%	6.25%
Rate of compensation increase	—	—

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to make contributions in the year ending December 31, 2021 of approximately $0.8 million. Net periodic benefit cost for 2021 is estimated at approximately $0.2 million.

The following table summarizes the expected benefit payments for the Company’s Retirement Plan for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

December 31:
2021	$830
2022	860
2023	900
2024	930
2025	990
2026-30	5,510
$10,020

See Note 15 for discussion of the Retirement Plan’s fair value disclosures.

Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the Retirement Plan.

The Company’s pension committee is responsible for overseeing the investment of pension plan assets. The pension committee is responsible for determining and monitoring the appropriate asset allocations and for selecting or replacing investment managers, trustees, and custodians. The Retirement Plan’s current investment target allocations are 50% equities and 50% debt. The pension committee reviews the actual asset allocation in light of these targets periodically and rebalances investments as necessary. The pension committee also evaluates the performance of investment managers as compared to the performance of specified benchmarks and peers and monitors the investment managers to ensure adherence to their stated investment style and to the Retirement Plan’s investment guidelines.

Postretirement Plan - The Company also sponsors a health care plan and life insurance plan (the “Postretirement Plan”) that provides postretirement medical benefits and life insurance to certain “grandfathered” unionized employees at its Alto Pekin production facilities. Employees hired after December 31, 2000, are not eligible to participate in the Postretirement Plan. The plan is contributory, with contributions required at the same rate as active employees. Benefit eligibility under the plan reduces at age 65 from a defined benefit to a defined dollar cap based upon years of service.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information related to the Postretirement Plan as of December 31, 2020 and 2019 is presented below (dollars in thousands):

	December 31,
	2020	2019
Amounts at the end of the year:
Accumulated/projected benefit obligation	$5,296	$5,274
Fair value of plan assets	—	—
Funded status, (underfunded)/overfunded	$(5,296)	$(5,274)

Amounts recognized in the consolidated balance sheets:
Accrued liabilities	$(300)	$(280)
Other liabilities	$(4,996)	$(4,994)
Accumulated other comprehensive loss	$679	$716

Information related to the Postretirement Plan for the years ended December 31, 2020 and 2019 is presented below (dollars in thousands):

	Years Ended December 31,
	2020	2019
Amounts recognized in the plan for the year:	$174	$171
Participant contributions	$26	$24
Benefits paid	$(200)	$(195)

Components of net periodic benefit costs are as follows:

Service cost	$54	$67
Interest cost	151	219
Amortization of prior service costs	30	122
Net periodic benefit cost	$235	$408
Gain recognized in other comprehensive income	$(37)	$(674)

Discount rate used in computation of benefit obligations	2.05%	2.95%

The Company does not expect to recognize any amortization of net actuarial loss during the year ended December 31, 2021.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the expected benefit payments for the Company’s Postretirement Plan for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

December 31:
2021	$300
2022	270
2023	290
2024	330
2025	330
2026-2030	2,040
$3,560

For purposes of determining the cost and obligation for pre-Medicare postretirement medical benefits, a 7.00% annual rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) was assumed for the Postretirement Plan in 2022, adjusted to a rate of 4.50% in 2031. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.

11.	INCOME TAXES.

The Company recorded a provision (benefit) for income taxes as follows (in thousands):

	Years Ended December 31,
	2020	2019
Current provision (benefit)	$—	$(22)
Deferred provision (benefit)	(17)	2
Total	$(17)	$(20)

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations is as follows:

	Years Ended December 31,
	2020	2019
Statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	5.7	5.7
Change in valuation allowance	(9.4)	(22.4)
Fair value adjustments	(12.7)	—
Noncontrolling interest	(3.4)	(3.3)
Non-deductible items	(0.4)	(0.1)
Other	(0.8)	(1.0)
Effective rate	(0.0)%	(0.1)%

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are provided using the asset and liability method to reflect temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates and laws. The components of deferred income taxes included in the consolidated balance sheets were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$61,208	$61,775
Capital loss	29,684	—
Disallowed interest	6,255	8,242
R&D, Energy and AMT credits	3,864	3,864
Pension liability	3,235	2,979
Railcar contracts	302	379
Stock-based compensation	441	551
Allowance for doubtful accounts and other assets	461	578
Property and equipment	—	3,325
Other	1,963	3,458
Total deferred tax assets	107,413	85,151

Deferred tax liabilities:
Property and equipment	(16,243)	—
Intangibles	(749)	(749)
Derivatives	(4,497)	(153)
Other	(472)	(437)
Total deferred tax liabilities	(21,961)	(1,339)

Valuation allowance	(85,688)	(84,065)
Net deferred tax liabilities, included in other liabilities	$(236)	$(253)

A portion of the Company’s net operating loss carryforwards are subject to provisions of the tax law that limit the use of losses incurred by a corporation prior to the date certain ownership changes occur. These limitations also apply to certain depreciation deductions associated with assets on hand at the time of the ownership change and otherwise allowable during the five-year period following the ownership change. As the five-year limitation period lapsed in 2019, these disallowed deductions are reflected in property and equipment in the schedule above but continue to be subject to the annual limitation that applies to the pre-change net operating losses. Due to the limitation on the use of net operating losses and depreciation deductions, a significant portion of these carryforwards will expire regardless of whether the Company generates future taxable income. After reducing these net operating loss carryforwards for the amount which will expire due to this limitation, the Company had remaining federal net operating loss carryforwards of approximately $227,817,000 and state net operating loss carryforwards of approximately $211,680,000 at December 31, 2020. These net operating loss carryforwards expire as follows (in thousands):

Tax Years	Federal	State
2021–2025	$4,103	$—
2026–2030	9,678	56,174
2031–2035	106,886	57,567
2036 and after*	107,150	97,940
Total NOLs	$227,817	$211,681

* Includes indefinite life federal net operating losses of $77.5 million generated after 2017.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of these net operating losses are not immediately available, but become available to be utilized in each of the years ended December 31, as follows (in thousands):

Year	Federal	State
2021	$152,026	$135,458
2022	6,308	5,318
2023	6,308	5,318
2024	6,308	5,135
2025	6,308	5,089
Beyond 2025	50,559	55,363
Total	$227,817	$211,681

To the extent amounts are not utilized in any year, they may be carried forward to the next year until expiration. These amounts may change if there are future additional limitations on their utilization.

Federal capital loss of $113,928,000 may be carried forward for 5 years and will expire in 2025. State capital loss of $110,279,000 may be carried forward for 5 years for most of the states in which the Company files returns and will expire in 2025.

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

A valuation allowance was established in the amount of $85,688,000 and $84,065,000 as of December 31, 2020 and 2019, respectively, based on the Company’s assessment of the future realizability of certain deferred tax assets. The valuation allowance on deferred tax assets is related to future deductible temporary differences and net operating loss carryforwards for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations.

For the year ended December 31, 2020, the Company recorded an increase in valuation allowance of $1,623,000. This was primarily the offsetting impact of an increase in deferred tax assets associated with the capital loss carryforward offset by changes in depreciation and other adjustments associated with property plant and equipment, and mark-to-market adjustment related to derivatives in 2020. For the year ended December 31, 2019, the Company recorded an increase in the valuation allowance of $43,477,000. Of this increase, $22,641,000 was primarily the offsetting impact of an increase in deferred tax assets associated with additional net operating losses in 2019. The remaining increase of $20,836,000 relates to a deferred asset related to previously disallowed depreciation discussed above.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to income tax in the United States federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years
Federal	2017 – 2019
Alabama	2017 – 2019
Arizona	2016 – 2019
Arkansas	2017 – 2019
California	2016 – 2019
Colorado	2015 – 2019
Connecticut	2017 – 2019
Georgia	2017 – 2019
Idaho	2017 – 2019
Illinois	2017 – 2019
Indiana	2017 – 2019
Iowa	2017 – 2019
Kansas	2017 – 2019
Louisiana	2017 – 2019
Michigan	2017 – 2019
Minnesota	2017 – 2019
Mississippi	2017 – 2019
Missouri	2017 – 2019
Nebraska	2017 – 2019
New Mexico	2017 – 2019
Oklahoma	2017 – 2019
Oregon	2017 – 2019
Pennsylvania	2017 – 2019
Rhode Island	2017 – 2019
South Carolina	2017 – 2019
Tennessee	2017 – 2019
Texas	2016 – 2019

However, because the Company had net operating losses and credits carried forward in several of the jurisdictions, including the United States federal and California jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

12.	PREFERRED STOCK.

The Company has 6,734,835 undesignated shares of authorized and unissued preferred stock, which may be designated and issued in the future on the authority of the Company’s Board of Directors. As of December 31, 2020, the Company had the following designated classes of preferred stock:

Series A Preferred Stock – The Company has authorized 1,684,375 shares of Series A Cumulative Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), with none outstanding at December 31, 2020 and 2019. Shares of Series A Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

ALTO INGREDIENTS, INC.

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

Series B Preferred Stock – The Company has authorized 1,580,790 shares of Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), with 926,942 shares outstanding at December 31, 2020 and 2019. Shares of Series B Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

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

As of December 31, 2020, the Series B Preferred Stock was convertible into 964,230 shares of the Company’s common stock. The conversion ratio is subject to customary antidilution adjustments. In addition, antidilution adjustments are to occur in the event that the Company issues equity securities, including derivative securities convertible into equity securities (on an as-converted or as-exercised basis), at a price less than the conversion price then in effect. The shares of Series B Preferred Stock are also subject to forced conversion upon the occurrence of a transaction that would result in an internal rate of return to the holders of the Series B Preferred Stock of 25% or more. The forced conversion is to be based upon the conversion ratio as last adjusted. Accrued but unpaid dividends on the Series B Preferred Stock are to be paid in cash upon any conversion of the Series B Preferred Stock.

ALTO INGREDIENTS, INC.

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

On or about December 19, 2019, the Company and the holders of its Series B Preferred Stock entered into letter agreements under which the holders agreed that until the earlier of (i) the Company’s repayment of its obligations in respect of its senior secured notes and thereafter until the next scheduled quarterly installment of Series B Preferred Stock dividends, or (ii) the occurrence of a specified event of default under the letter agreement, or (iii) two years from the date of the letter agreement (collectively, the “Waiver Period”), the holders waive any rights and remedies against the Company with respect to any unpaid dividends. Cumulative dividends on the Series B Preferred Stock will continue to accrue during the Waiver Period and remain owing to the holders of the Series B Preferred Stock.

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

The Company accrued and paid in cash preferred stock dividends of $946,000 for the year ended December 31, 2019. The Company accrued but did not pay in cash preferred stock dividends of $1,268,000 and $319,000 for the years ended December 31, 2020 and 2019, respectively.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	COMMON STOCK AND WARRANTS.

Warrants issued to Senior Noteholders – On December 22, 2019, in connection with an extension of the Company’s Notes, the Company issued warrants to purchase an aggregate of 5,500,000 shares of the Company’s common stock. The warrants had an exercise price of $1.00 per share and were exercisable commencing June 22, 2020 and were to expire on December 22, 2020. The Company had determined that the warrants issued in this transaction did not meet the conditions for classification in stockholders’ equity and as such, the Company recorded them as a liability at fair value. In August 2020, these warrants were fully exercised for $1.00 per share. For the period they were outstanding in 2020, the Company revalued them at each reporting period. These warrants were valued at $977,000 as of December 31, 2019 and are included in other assets on the accompanying consolidated balance sheets. See Note 16 for the Company’s fair value assumptions.

Warrants issued in Equity Offering – On October 28, 2020, the Company closed an underwritten public offering of 5,075,000 shares of its common stock at a public offering price of $8.42 per share and 5-year pre-funded warrants to purchase 3,825,493 shares of common stock at a public offering price of $8.42 per pre-funded warrant. The Company had determined that the warrants issued in this transaction did not meet the conditions for classification in stockholders’ equity and as such, the Company recorded them as a liability at fair value. In November 2020, these warrants were fully exercised. For the period they were outstanding in 2020, the Company revalued them at each reporting period. See Note 16 for the Company’s fair value assumptions.

In addition, in a concurrent private placement, the Company also issued to the investor, for a nominal price, warrants to purchase an additional 8,900,493 shares of common stock at an exercise price of $9.757 per share. The warrants became exercisable after the six-month anniversary of the offering and will expire on the 18-month anniversary of the offering. The Company had determined that when initially issued, these warrants did not meet the conditions for classification in stockholders’ equity, however, in November 2020, the Company amended these warrants which then met the conditions of classification in stockholders’ equity and as such, the Company recorded them initially as a liability at fair value and upon their amendment, reclassified their then fair value to equity. See Note 16 for the Company’s fair value assumptions.

The aggregate gross proceeds from the offerings of common stock, pre-funded warrants and warrants was approximately $75.0 million. The net offering proceeds were approximately $70.5 million after deducting underwriting discounts and commissions and other estimated offering expenses.

The following table summarizes warrant activity for the years ended December 31, 2020 and 2019 (number of shares in thousands):

	Number of Shares	Price per Share	Weighted Average Exercise Price
Balance at December 31, 2018	—	$—	$—
Warrants issued	5,500	$1.00	$1.00
Balance at December 31, 2019	5,500	$1.00	$1.00
Warrants exercised	(5,500)	$1.00	$1.00
Pre-funded warrants issued	3,825	$0.00	$0.00
Pre-funded warrants exercised	(3,825)	$0.00	$0.00
Series A warrants issued	8,900	$9.76	$9.76
Balance at December 31, 2020	8,900	$9.76	$9.76

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonvoting Common Stock – In 2015, the Company issued nonvoting common shares exercisable at the holders’ election. As of December 31, 2020, an aggregate of 3,539,236 shares of nonvoting common stock had been exchanged for an equal number of shares of the Company’s common stock upon the holders’ request. As of December 31, 2020, 896 shares of nonvoting common stock were outstanding.

At-the-Market Program – In October 2018, the Company established an “at-the-market” equity distribution program under which it could offer and sell shares of common stock to, or through, sales agents by means of ordinary brokers’ transactions on The Nasdaq Stock Market, in block transactions, or as otherwise agreed to between the Company and its sales agent at prices deemed appropriate. For the years ended December 31, 2020 and 2019, the Company issued 1,421,000 and 3,137,000 shares of common stock through its “at-the-market” equity program that resulted in net proceeds of $5,296,000 and $3,670,000 and fees paid to its sales agent of $171,000 and $66,000, respectively. The Company terminated its “at-the-market” program in October 2020.

14.	STOCK-BASED COMPENSATION.

The Company has two equity incentive compensation plans: a 2006 Stock Incentive Plan and a 2016 Stock Incentive Plan.

2006 Stock Incentive Plan – The 2006 Stock Incentive Plan authorized the issuance of incentive stock options (“ISOs”) and non-qualified stock options (“NQOs”), restricted stock, restricted stock units, stock appreciation rights, direct stock issuances and other stock-based awards to the Company’s officers, directors or key employees or to consultants that do business with the Company for up to an aggregate of 1,715,000 shares of common stock. In June 2016, the 2006 Stock Incentive plan was terminated, except to the extent of issued and outstanding unvested stock awards and options.

2016 Stock Incentive Plan – On June 16, 2016, the Company’s shareholders approved the 2016 Stock Incentive Plan, which authorizes the issuance of ISOs, NQOs, restricted stock, restricted stock units, stock appreciation rights, direct stock issuances and other stock-based awards to the Company’s officers, directors or key employees or to consultants that do business with the Company initially for up to an aggregate of 1,150,000 shares of common stock. On June 14, 2018, the Company’s shareholders approved an increase to the aggregate number of shares authorized under the 2016 Stock Incentive Plan to 3,650,000 shares. On November 7, 2019, the Company’s shareholders approved an increase to the aggregate number of shares authorized under the 2016 Stock Incentive Plan to 5,650,000 shares. On November 18, 2020, the Company’s shareholders approved an increase to the aggregate number of shares authorized under the 2016 Stock Incentive Plan to 7,400,000 shares.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options – Summaries of the status of Company’s stock option plans as of December 31, 2020 and 2019 and of changes in options outstanding under the Company’s plans during those years are as follows (number of shares in thousands):

	Years Ended December 31,
	2020		2019
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	229	$4.15	229	$4.15
Options exercised	(22)	3.74	—	—
Outstanding at end of year	207	$4.16	229	$4.15
Options exercisable at end of year	207	$4.16	229	$4.15

Stock options outstanding as of December 31, 2020 were as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.74	197	2.47	$3.74	197	$3.74
$12.90	10	0.59	$12.90	10	$12.90

The aggregate intrinsic value of the options outstanding was $262,000 and $0 as of December 31, 2020 and 2019, respectively.

Restricted Stock – A summary of unvested restricted stock activity is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2019	2,201	$1.84
Issued	1,663	$1.25
Vested	(1,290)	$2.08
Canceled	(314)	$1.33
Unvested at December 31, 2020	2,260	$1.34

The fair value of the common stock at vesting aggregated $1,639,000 and $599,000 for the years ended December 31, 2020 and 2019, respectively. Stock-based compensation expense related to employee and non-employee restricted stock and option grants recognized in the accompanying consolidated statements of operations, was as follows (in thousands):

	Years Ended December 31,
	2020	2019
Employees	$2,025	$2,422
Non-employees	654	387
Total stock-based compensation expense	$2,679	$2,809

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee grants typically have a two or three-year vesting schedule, while non-employee grants have a one-year vesting schedule. At December 31, 2020, the total compensation expense related to unvested awards which had not been recognized was $865,000 and the associated weighted-average period over which the compensation expense attributable to those unvested awards will be recognized was approximately 1.37 years.

15.	COMMITMENTS AND CONTINGENCIES.

Commitments – The following is a description of significant commitments at December 31, 2020:

Sales Commitments – The Company had open fuel-grade ethanol indexed-price contracts for 84,722,000 gallons as of December 31, 2020 and open fixed-price fuel-grade ethanol and specialty alcohol sales contracts totaling $257,310,000 as of December 31, 2020. The Company had open fixed-price essential ingredient contracts totaling $16,722,000 as of December 31, 2020 and open indexed-price essential ingredient sales contracts for 161,000 tons as of December 31, 2020. These sales contracts are scheduled to be completed throughout 2021.

Purchase Commitments – At December 31, 2020, the Company had indexed-price purchase contracts to purchase 5,814,000 gallons of fuel-grade ethanol and fixed-price purchase contracts to purchase $4,043,000 of fuel-grade ethanol from its suppliers. The Company had fixed-price purchase contracts to purchase $22,809,000 of corn from its suppliers. These purchase commitments are scheduled to be satisfied throughout 2021.

Assessment Financing – In September 2016, the Company signed an agreement to finance and construct a 5-megawatt solar project at its Madera, California production facility. The amount financed is for up to $10.0 million, to be amortized over twenty years as part of the facility’s property tax assessments. As of December 31, 2020 and 2019, the Company had outstanding $9,108,000 and $9,342,000, respectively, in the accompanying consolidated balance sheets attributable to this financing, reflected in liabilities held-for-sale. To the extent the Company retains this financing, it expects to pay approximately $0.9 million per year in connection with its property tax payments, which includes an interest component based upon a 5.6% interest rate on the outstanding balance of the assessment.

Contingencies – The following is a description of significant contingencies at December 31, 2020:

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

The Company has evaluated its pending cases and has not recorded a litigation contingency liability with respect to the cases.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long-Lived Assets Held-for-Sale – The Company recorded its long-lived assets associated with its property and equipment held-for-sale at fair value at December 31, 2020 and 2019 of $48,548,000 and $70,400,000, respectively. The fair values of these assets are based on observable values for the assets through corroboration with market data and are designated as Level 3 inputs.

Warrants issued to Senior Noteholders – The Company’s warrants issued December 22, 2019, were valued using the Black-Scholes Valuation Model and adjusted for quarterly. On August 5, 2020, these warrants were exercised in full and prior to exercise, the Company adjusted their fair value using the following assumptions (fair value dollars in thousands):

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Fair Value
12/22/19	$1.00	178.0%	0.08%	0.10	$8,474

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used and related fair value for these warrants as of December 31, 2019 were as follows (fair value dollars in thousands):

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Fair Value
12/22/19	$1.00	76.0%	1.66%	3.00	$977

Warrants issued in Equity Offering – The Company issued pre-funded warrants and other warrants with exercise prices of $0.001 and $9.757, respectively. The Company valued these warrants upon issuance using the Binomial valuation methodology. On November 16, 2020, the pre-funded warrants were exercised, and as a result, were revalued immediately prior to their exercise. Further, the other warrants were amended on November 24, 2020, resulting in equity accounting, and accordingly were revalued immediately prior to their amendment. The assumptions used were as follows (fair value dollars in thousands):

Warrant Type	Valuation Date	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Fair Value
Pre-funded	10/28/2020	$0.01	97.0%	0.34%	5.00	$23,638
Other	10/28/2020	$9.76	134.0%	0.14%	1.50	$27,048
Pre-funded	11/16/2020	$0.01	97.0%	0.40%	4.95	$21,916
Other	11/24/2020	$9.76	135.0%	0.13%	1.45	$31,231

The fair values of the warrants are based on unobservable inputs and are designated as Level 3 inputs. The changes in the Company’s fair value of its Level 3 inputs with respect to its warrants were as follows (in thousands):

	Warrants to Senior Noteholders	Pre-funded Warrants	Other Warrants
Balance, December 31, 2019	$977	$—	$—
Issuance of warrants in October offering	—	23,638	27,048
Exercise of warrants/reclass to equity	(8,474)	(21,917)	(31,231)
Adjustments to fair value for the period	7,497	(1,721)	4,183
Balance, December 31, 2020	$—	$—	$—

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2020 (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Benefit Plan Percentage Allocation
Assets:
Derivative financial instruments	$17,149	$17,149	$—	$—
Long-lived assets held-for-sale	58,295	—	—	58,295
Defined benefit plan assets(1) (pooled separate accounts):
Large U.S. Equity(2)	5,470	—	5,470	—	31%
Small/Mid U.S. Equity(3)	2,605	—	2,605	—	15%
International Equity(4)	2,921	—	2,921	—	17%
Fixed Income(5)	6,592	—	6,592	—	37%
	$93,032	$17,149	$17,588	$58,295

Liabilities:
	$—	$—	$—	$—

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2019 (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Benefit Plan Percentage Allocation
Assets:
Derivative financial instruments	$2,438	$2,438	$—	$—
Long-lived assets held-for-sale	70,400	—	—	70,400
Defined benefit plan assets(1) (pooled separate accounts):
Large U.S. Equity(2)	4,654	—	4,654	—	30%
Small/Mid U.S. Equity(3)	2,348	—	2,348	—	15%
International Equity(4)	2,596	—	2,596	—	17%
Fixed Income(5)	6,056	—	6,056	—	38%
	$88,492	$2,438	$15,654	$70,400

Liabilities:
Derivative financial instruments	$(1,860)	$(1,860)	$—	$—
Warrants	(977)	—	—	(977)
	$(2,837)	$(1,860)	$—	$(977)

(1)	See Note 10 for accounting discussion.
(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	PARENT COMPANY FINANCIALS.

Restricted Net Assets – At December 31, 2020, the Company had approximately $262,200,000 of net assets at its subsidiaries that were not available to be transferred to Alto Ingredients in the form of dividends, distributions, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

Parent company financial statements for the periods covered in this report are set forth below.

	December 31,
ASSETS	2020	2019
Current Assets:
Cash and cash equivalents	$25,632	$4,985
Receivables from subsidiaries	15,548	13,057
Other current assets	1,836	2,349
Total current assets	43,016	20,391

Property and equipment, net	142	269

Other Assets:
Investments in subsidiaries	246,518	218,464
Right of use lease assets	2,985	3,253
Alto West LLC receivable	42,649	55,750
Other assets	1,088	1,452
Total other assets	293,240	278,919

Total Assets	$336,398	$299,579
Current Liabilities:
Accounts payable and accrued liabilities	$2,001	$5,907
Accrued Alto Op Co. purchase	3,829	3,829
Current portion of long-term debt	25,533	10,000
Other current liabilities	473	659
Total current liabilities	31,836	20,395

Long-term debt, net	5,564	56,110
Other liabilities	2,763	3,294
Total Liabilities	40,163	79,799
Stockholders’ Equity:
Preferred stock	1	1
Common and non-voting common stock	72	56
Additional paid-in capital	1,036,638	942,307
Accumulated other comprehensive loss	(3,878)	(2,370)
Accumulated deficit	(736,598)	(720,214)
Total Alto Ingredients, Inc. stockholders’ equity	296,235	219,780
Total Liabilities and Stockholders’ Equity	$336,398	$299,579

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2020	2019
Management fees from subsidiaries	$11,724	$12,682
Selling, general and administrative expenses	16,990	16,007
Loss from operations	(5,266)	(3,325)
Fair value adjustments	(9,959)	—
Loss on debt extinguishment	—	(6,517)
Interest income	4,011	4,600
Interest expense	(10,095)	(9,637)
Other expense, net	(220)	(86)
Loss before benefit for income taxes	(21,529)	(14,965)
Benefit for income taxes	17	20
Loss before equity in earnings of subsidiaries	(21,512)	(14,945)
Equity in income (losses) of subsidiaries	6,396	(74,004)
Consolidated net loss	$(15,116)	$(88,949)

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended December 31,
	2020	2019
Operating Activities:
Net loss	$(15,116)	$(88,949)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Equity in (income) losses of subsidiaries	(6,396)	74,004
Depreciation	127	267
Fair value adjustments	9,959	—
Loss on debt extinguishment	—	6,517
Amortization of debt discounts	(230)	689
Changes in operating assets and liabilities:
Other assets	883	3,277
Accounts payable and accrued expenses	(5,378)	2,673
Accounts receivable with subsidiaries	(2,491)	2,115
Accounts payable with subsidiaries	—	(49)
Net cash provided by (used in) operating activities	$(18,642)	$544
Investing Activities:
Additions to property and equipment	$—	$(14)
Investments in subsidiaries	(20,865)	—
Net cash used in investing activities	$(20,865)	$(14)
Financing Activities:
Proceeds from issuance of common stock	$75,829	$3,670
Proceeds from warrant exercises	5,500	—
Proceeds from CARES Act loans	5,973	—
Proceeds from West receivable	13,101	—
Debt issuances costs	—	(1,280)
Payments on senior notes	(40,249)	(3,748)
Preferred stock dividend payments	—	(946)
Net cash provided by (used in) financing activities	$60,154	$(2,304)
Net increase (decrease) in cash and cash equivalents	20,647	(1,774)
Cash and cash equivalents at beginning of period	4,985	6,759
Cash and cash equivalents at end of period	$25,632	$4,985

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
3.1	Certificate of Incorporation	10-Q	000-21467	3.1	11/06/2015

3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock	10-Q	000-21467	3.2	11/06/2015

3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock	10-Q	000-21467	3.3	11/06/2015

3.4	Certificate of Amendment to Certificate of Incorporation dated June 3, 2010	10-Q	000-21467	3.4	11/06/2015

3.5	Certificate of Amendment to Certificate of Incorporation effective June 8, 2011	10-Q	000-21467	3.5	11/06/2015

3.6	Certificate of Amendment to Certificate of Incorporation effective May 14, 2013	10-Q	000-21467	3.6	11/06/2015

3.7	Certificate of Amendment to Certificate of Incorporation effective July 1, 2015	10-Q	000-21467	3.7	11/06/2015

3.8	Certificate of Amendment to Certificate of Incorporation effective January 12, 2021	8-K	000-21467	3.1	01/13/2021

3.9	Second Amended and Restated Bylaws	8-K	000-21467	3.2	01/13/2021

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	000-21467	4.1	03/30/2020

10.1	2006 Stock Incentive Plan, as amended#	S-8	333-196876	4.1	06/18/2014

10.2	2016 Stock Incentive Plan, as amended#	S-8	333-250180	4.10	11/18/2020

10.3	Form of Employee Restricted Stock Agreement under 2016 Stock Incentive Plan#	10-K	000-21467	10.5	03/15/2018

10.4	Form of Non-Employee Director Restricted Stock Agreement under 2016 Stock Incentive Plan#	10-K	000-21467	10.6	03/15/2017

10.5	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Christopher W. Wright#	10-K	000-21467	10.8	03/15/2017

10.6	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Bryon T. McGregor#	10-K	000-21467	10.9	03/15/2017

10.7	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and James R. Sneed#	10-K	000-21467	10.12	03/15/2017

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.8	Second Amended and Restated Employment Agreement dated July 26, 2018 between the Registrant and Michael D. Kandris#	8-K	000-21467	10.1	08/07/2020

10.9	Form of Indemnity Agreement between the Registrant and each of its Executive Officers and Directors#	10-K	000-21467	10.46	03/31/2010

10.10	Policy for Recoupment of Incentive Compensation dated March 29, 2018#	10-K	000-21467	10.17	03/18/2019

10.11	Form of Clawback Policy Acknowledgement and Agreement#	10-K	000-21467	10.18	03/18/2019

10.12	Registration Rights Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.4	03/27/2008

10.13	Letter Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.5	03/27/2008

10.14	Letter Agreement dated May 22, 2008 among the Registrant, Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler#	8-K	000-21467	10.3	05/23/2008

10.15	Senior Secured Note Amendment Agreement dated as of December 22, 2019 among the Registrant and the noteholders named therein	8-K	000-21467	10.1	12/26/2019

10.16	Form of Amended and Restated Senior Secured Note for an aggregate original principal amount of $65,649,177.91 issued on December 22, 2019 pursuant to the Senior Secured Note Amendment Agreement dated December 22, 2019 among the Registrant and the noteholders named therein	8-K	000-21467	10.2	12/26/2019

10.17	Note Amendment dated as of March 20, 2020 by and among the Registrant and the noteholders named therein	8-K	000-21467	10.3	03/26/2020

10.18	Note Amendment dated as of May 26, 2020 by and among the Registrant and the noteholders named therein	8-K	000-21467	10.1	05/29/2020

10.19	Security Agreement dated December 15, 2016 among the Registrant, Capital Market Services LLC and the holders of the Registrant’s Senior Secured Notes	8-K	000-21467	10.4	12/20/2016

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.20	First Amendment to Security Agreement dated June 30, 2017 among the Registrant, Cortland Capital Market Services LLC and the holders of the Registrant’s Senior Secured Notes	8-K	000-21467	10.5	07/05/2017

10.21	Second Amendment to Security Agreement dated as of December 22, 2019 among the Registrant, the holders named therein and Cortland Capital Market Services LLC	8-K	000-21467	10.5	12/26/2019

10.22	Third Amendment to Security Agreement effective as of March 20, 2020 by and among the Registrant, each of the holders and new holders named therein, Cortland Products Corp. as successor agent and Cortland Capital Market Services LLC as existing collateral agent	8-K	000-21467	10.10	03/26/2020

10.23	Security Agreement dated May 5, 2020 by Pacific Ethanol Pekin, LLC in favor of Cortland Products Corp.	8-K	000-21467	10.1	05/11/2020

10.24	Credit Agreement dated December 15, 2016 among Pacific Ethanol Pekin, Inc., 1st Farm Credit Services, PCA and CoBank, ACB	8-K	000-21467	10.5	12/20/2016

10.25	Amendment No. 1 to Credit Agreement dated March 1, 2017 among Pacific Ethanol Pekin, LLC, 1st Farm Credit Services, PCA and CoBank, ACB	10-K	000-21467	10.31	03/15/2018

10.26	Amendment No. 2 to Credit Agreement dated August 7, 2017 among Pacific Ethanol Pekin, LLC, 1st Farm Credit Services, PCA and CoBank, ACB	8-K	000-21467	10.1	08/11/2017

10.27	Amendment No. 3 to Credit Agreement dated March 30, 2018 among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA, as successor by merger to 1st Farm Credit Services, PCA, and CoBank, ACB	8-K	000-21467	10.1	04/05/2018

10.28	Amendment No. 4 to Credit Agreement dated March 20, 2019 among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA, as successor by merger to 1st Farm Credit Services, PCA, and CoBank, ACB	10-Q	000-21467	10.1	05/03/2019

10.29	Amendment No. 5 to Credit Agreement dated July 15, 2019 among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA, as successor by merger to 1st Farm Credit Services, PCA, and CoBank, ACB	8-K	000-21467	10.1	07/19/2019

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.30	Amendment No. 6 to Credit Agreement dated November 15, 2019 by and among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA and CoBank, ACB	8-K	000-21467	10.1	11/19/2019

10.31	First Amendment to Amendment No. 6 to Credit Agreement and Other Loan Documents dated as of December 15, 2019 by and among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA, and CoBank, ACB	8-K	000-21467	10.1	12/26/2019

10.32	Amendment No. 7 to Credit Agreement and Waiver dated December 20, 2019 among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA and CoBank, ACB	S-1	333-235990	10.50	01/21/2020

10.33	Amendment No. 8 to Credit Agreement dated as of March 20, 2020 by and among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA and CoBank, ACB	8-K	000-21467	10.2	03/26/2020

10.34	Amendment No. 9 to Credit Agreement and Waiver dated as of December 18, 2020 by and among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA and CoBank, ACB	8-K	000-21467	10.1	12/23/2020

10.35	Fourth Amended and Restated Revolving Term Note dated December 18, 2020 by Pacific Ethanol Pekin, LLC in favor of Compeer Financial, PCA	8-K	000-21467	10.1	12/23/2020

10.36	Fourth Amended and Restated Term Note dated December 20, 2019 by Pacific Ethanol Pekin, LLC in favor of Compeer Financial, PCA	S-1	333-235990	10.65	01/21/2020

10.37	Security Agreement dated December 15, 2016 between Pacific Ethanol Pekin, Inc. and CoBank, ACB	8-K	000-21467	10.6	12/20/2016

10.38	Amendment to Security Agreement dated December 20, 2019 by and between Pacific Ethanol Pekin, LLC and CoBank, ACB for the benefit of Compeer Financial, PCA	S-1	333-235990	10.53	01/21/2020

10.39	Amendment to Illinois Future Advance Real Estate Mortgage dated December 20, 2019 by and between Pacific Ethanol Pekin, LLC and Compeer Financial, PCA	S-1	333-235990	10.61	01/21/2020

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.40	Guaranty and Contribution Agreement by Pacific Ethanol Pekin, LLC dated March 20, 2019 in favor of Compeer Financial, PCA and CoBank, ACB	10-Q	000-21467	10.5	05/03/2019

10.41	Guaranty by Pacific Ethanol Pekin, LLC dated December 20, 2019 in favor of Compeer Financial, PCA and CoBank, ACB	S-1	333-235990	10.56	01/21/2020

10.42	First Amendment to Guaranty dated as of December 18, 2020 by Pacific Ethanol Pekin, LLC in favor of Compeer Financial, PCA and CoBank, ACB	8-K	000-21467	10.1	12/23/2020

10.43	Amended and Restated Guaranty and Contribution Agreement dated December 20, 2019 by Pacific Ethanol Central, LLC for the benefit of Compeer Financial, PCA and CoBank, ACB	S-1	333-235990	10.55	01/21/2020

10.44	Pledge Agreement dated December 20, 2019 by and among Pacific Ethanol Central, LLC, Pacific Ethanol Pekin, LLC and CoBank, ACB	S-1	333-235990	10.57	01/21/2020

10.45	Security Agreement dated March 20, 2019 by and among Pacific Ethanol Pekin, LLC, Compeer Financial PCA and CoBank ACB	10-Q	000-21467	10.4	05/03/2019

10.46	First Amendment to Security Agreement dated December 20, 2019 by and between Pacific Ethanol Central, LLC and CoBank, ACB for the benefit of Compeer Financial, PCA	S-1	333-235990	10.52	01/21/2020

10.47	Second Amendment to Security Agreement dated as of December 18, 2020 by and between Pacific Ethanol Central, LLC and CoBank, ACB	8-K	000-21467	10.9	12/23/2020

10.48	Working Capital Maintenance Agreement dated December 15, 2016 between the Registrant and CoBank, ACB	8-K	000-21467	10.9	12/20/2016

10.49	Pledge Agreement dated March 20, 2019 by and among Pacific Ethanol Central, LLC, Pacific Aurora, LLC and CoBank, ACB	10-Q	000-21467	10.6	05/03/2019

10.50	First Amendment to Pledge Agreement dated December 20, 2019 by and among Pacific Ethanol Central, LLC, Pacific Aurora, LLC and CoBank, ACB	S-1	333-235990	10.59	01/21/2020

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.51	Security Agreement dated March 20, 2020 by and between Pacific Ethanol Central, LLC and Cortland Products Corp.	8-K	000-21467	10.5	03/26/2020

10.52	Pledge Agreement dated March 20, 2020 by and among Pacific Ethanol Central, LLC, Illinois Corn Processing, LLC and Cortland Products Corp.	8-K	000-21467	10.6	03/26/2020

10.53	Pledge Agreement dated March 20, 2020 by and among Pacific Ethanol Central, LLC, Pacific Ethanol Pekin, LLC and Cortland Products Corp.	8-K	000-21467	10.7	03/26/2020

10.54	Pledge Agreement dated March 20, 2020 by and among Pacific Ethanol Central, LLC, Pacific Aurora, LLC and Cortland Products Corp.	8-K	000-21467	10.8	03/26/2020

10.55	Security Agreement dated March 20, 2020 by and among Pacific Ethanol West, LLC, PE Op Co. and Cortland Products Corp.	8-K	000-21467	10.9	03/26/2020

10.56	Second Amended and Restated Credit Agreement dated August 2, 2017 among Kinergy Marketing LLC, Pacific Ag. Products, LLC, Wells Fargo Bank, National Association, and the parties thereto from time to time as lenders	8-K	000-21467	10.1	08/08/2017

10.57	Amendment No. 1 to Second Amended and Restated Credit Agreement dated March 27, 2019 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Bank, National Association	10-Q	000-21467	10.7	05/03/2019

10.58	Amendment No. 2 to Second Amended and Restated Credit Agreement dated July 31, 2019 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC, the parties thereto from time to time as lenders and Wells Fargo Bank, National Association	8-K	000-21467	10.1	08/06/2019

10.59	Amendment No. 3 to Second Amended and Restated Credit Agreement dated November 19, 2019 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC, the parties thereto from time to time as lenders and Wells Fargo Bank, National Association	10-K	000-21467	10.61	03/30/2020

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.60	Second Amended and Restated Guarantee dated August 2, 2017 by the Registrant in favor of Wells Fargo Bank, National Association, for and on behalf of the lenders	8-K	000-21467	10.2	08/08/2017

10.61	Credit Agreement dated September 15, 2017 between Illinois Corn Processing, LLC, Compeer Financial, PCA and CoBank, ACB	8-K	000-21467	10.1	09/21/2017

10.62	Amendment No. 1 to Credit Agreement and Waiver dated December 20, 2019 among Illinois Corn Processing, LLC, Compeer Financial, PCA and CoBank, ACB	S-1	333-235990	10.49	01/21/2020

10.63	Amendment No. 2 to Credit Agreement dated as of March 20, 2020 by and among Illinois Corn Processing, LLC, Compeer Financial, PCA and CoBank, ACB	8-K	000-21467	10.1	03/26/2020

10.64	Amendment No. 3 to Credit Agreement and Waiver dated as of December 18, 2020 by and among Illinois Corn Processing, LLC, Compeer Financial, PCA and CoBank, ACB	8-K	000-21467	10.5	12/23/2020

10.65	Amended and Restated Term Note dated December 20, 2019 by Illinois Corn Processing, LLC in favor of Compeer Financial, PCA	S-1	333-235990	10.62	01/21/2020

10.66	Second Amended and Restated Revolving Term Note dated December 18, 2020 by Illinois Corn Processing, LLC in favor of Compeer Financial, PCA	8-K	000-21467	10.6	12/23/2020

10.67	Illinois Future Advance Real Estate Mortgage dated September 15, 2017 by Illinois Corn Processing, LLC in favor of CoBank, ACB	8-K	000-21467	10.4	09/21/2017

10.68	Amendment to Illinois Future Advance Real Estate Mortgage dated December 20, 2019 by and between Illinois Corn Processing, LLC and Compeer Financial, PCA	S-1	333-235990	10.60	01/21/2020

10.69	Security Agreement dated September 15, 2017 by Illinois Corn Processing, LLC in favor of CoBank, ACB	8-K	000-21467	10.5	09/21/2017

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.70	First Amendment to Security Agreement dated December 20, 2019 by and between Illinois Corn Processing, LLC and CoBank, ACB for the benefit of Compeer Financial, PCA	S-1	333-235990	10.51	01/21/2020

10.71	Guaranty by Illinois Corn Processing, LLC dated December 20, 2019 in favor of Compeer Financial, PCA and CoBank, ACB	S-1	333-235990	10.54	01/21/2020

10.72	First Amendment to Guaranty dated as of December 18, 2020 by Illinois Corn Processing, LLC in favor of Compeer Financial, PCA and CoBank, ACB	8-K	000-21467	10.7	12/23/2020

10.73	Pledge Agreement dated December 20, 2019 by and among Pacific Ethanol Central, LLC, Illinois Corn Processing, LLC and CoBank, ACB	S-1	333-235990	10.58	01/21/2020

10.74	Security Agreement dated March 20, 2020 by Illinois Corn Processing, LLC in favor of Cortland Products Corp.	8-K	000-21467	10.4	03/26/2020

10.75	Security Agreement effective as of March 20, 2020 by and between the Registrant and CoBank, ACB	8-K	000-21467	10.11	03/26/2020

10.76	Intercreditor Agreement dated as of March 20, 2020 by and among Cortland Products Corp., CoBank, ACB, the Registrant and the grantors named therein	8-K	000-21467	10.12	03/26/2020

10.77	Intercreditor Agreement dated as of March 20, 2020 between the Pekin Lenders and the ICP Lenders named therein	8-K	000-21467	10.13	03/26/2020

10.78	First Amendment to Intercreditor Agreement dated as of December 18, 2020 by and among the Pekin Lenders and the ICP Lenders named therein	8-K	000-21467	10.10	12/23/2020

10.79	Secured Promissory Note (Negotiable) dated April 15, 2020 in the amount of $8,580,000 by Pacific Aurora, LLC in favor of Pacific Ethanol Central, LLC	8-K	000-21467	10.4	04/21/2020

10.80	Secured Promissory Note (Non-Negotiable) dated April 15, 2020 in the amount of $7,920,000 by Pacific Aurora, LLC in favor of Pacific Ethanol Central, LLC	8-K	000-21467	10.5	04/21/2020

INDEX TO EXHIBITS

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.81	Assignment of Notes and Deeds of Trust dated April 15, 2020 by Pacific Aurora, LLC and Pacific Ethanol Central, LLC in favor of CoBank, ACB	8-K	000-21467	10.6	04/21/2020

10.82	First Amendment to Assignment of Notes and Deeds of Trust dated as of December 18, 2020 by and between Pacific Ethanol Central, LLC and CoBank, ACB	8-K	000-21467	10.11	12/23/2020

10.83	Promissory Note dated April 29, 2020 in the amount of $5,973,138 by the Registrant in favor of Bank of America, NA	8-K	000-21467	10.1	04/21/2020

10.84	Promissory Note dated April 29, 2020 in the amount of $3,886,729 by the Registrant in favor of Bank of America, NA	8-K	000-21467	10.2	04/21/2020

10.85	Series A Warrant to Purchase Common Stock dated October 28, 2020 for 8,900,493 shares by and between the Registrant and CVI Investments, Inc.					X

10.86	Registration Rights Agreement dated October 28, 2020 by and between the Registrant and CVI Investments, Inc.					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March, 2021.

ALTO INGREDIENTS, INC.

/s/ MICHAEL D. KANDRIS
Michel D. Kandris
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM L. JONES	Chairman of the Board and Director	March 26, 2021
William L. Jones

/s/ MICHAEL D. KANDRIS	President, Chief Executive Officer (Principal Executive Officer), Chief Operating Officer and Director	March 26, 2021
Michael D. Kandris

/s/ BRYON T. MCGREGOR	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2021
Bryon T. McGregor

/s/ TERRY L. STONE	Director	March 26, 2021
Terry L. Stone

/s/ JOHN L. PRINCE	Director	March 26, 2021
John L. Prince

/s/ DOUGLAS L. KIETA	Director	March 26, 2021
Douglas L. Kieta

/s/ GILBERT E. NATHAN	Director	March 26, 2021
Gilbert E. Nathan

/s/ DIANNE S. NURY	Director	March 26, 2021
Dianne S. Nury