Form 10-Q
period 2021-03-31
Alto Ingredients, Inc.
filed 2021-05-17
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, there were 72,707,703 shares of Alto Ingredients, Inc. common stock, $0.001 par value per share, and 896 shares of Alto Ingredients, Inc. non-voting common stock, $0.001 par value per share, outstanding.

PART I

FINANCIAL INFORMATION

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
ASSETS	2021	2020
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$44,146	$47,667
Accounts receivable (net of allowance for doubtful accounts of $351 and $260, respectively)	56,458	43,491
Inventories	55,216	37,925
Prepaid inventory	1,021	891
Derivative instruments	22,355	17,149
Assets held-for-sale	57,053	58,295
Other current assets	5,339	8,628
Total current assets	241,588	214,046
Property and equipment, net	226,183	229,486
Other Assets:
Right of use operating lease assets, net	11,704	11,046
Notes receivable	13,556	14,337
Intangible asset	2,678	2,678
Other assets	5,407	5,225
Total other assets	33,345	33,286
Total Assets	$501,116	$476,818

*	Amounts derived from the audited financial statements for the year ended December 31, 2020.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2021	2020
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$23,171	$13,047
Accrued liabilities	13,623	11,101
Current portion – operating leases	2,581	2,180
Current portion – long-term debt	37,581	25,533
Derivative instruments	4,741	—
Liabilities held-for-sale	19,231	19,542
Other current liabilities	11,822	15,524
Total current liabilities	112,750	86,927

Long-term debt, net of current portion	64,396	71,807
Operating leases, net of current portion	8,956	8,715
Other liabilities	13,332	13,134

Total Liabilities	199,434	180,583

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Alto Ingredients, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of March 31, 2021 and December 31, 2020; liquidation preference of $19,975 as of March 31, 2021	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 73,161 and 72,487 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	73	72
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	1,037,718	1,036,638
Accumulated other comprehensive loss	(3,878)	(3,878)
Accumulated deficit	(732,232)	(736,598)
Total Stockholders’ Equity	301,682	296,235
Total Liabilities and Stockholders’ Equity	$501,116	$476,818

*	Amounts derived from the audited financial statements for the year ended December 31, 2020.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Net sales	$218,734	$311,404
Cost of goods sold	204,897	324,294
Gross profit (loss)	13,837	(12,890)
Selling, general and administrative expenses	7,014	10,212
Asset impairment	1,200	—
Income (loss) from operations	5,623	(23,102)
Fair value adjustments	—	673
Interest expense, net	(1,885)	(5,307)
Other income, net	940	580
Income (loss) before benefit for income taxes	4,678	(27,156)
Benefit for income taxes	—	—
Consolidated net income (loss)	4,678	(27,156)
Net loss attributed to noncontrolling interests	—	2,056
Net income (loss) attributed to Alto Ingredients, Inc.	$4,678	$(25,100)
Preferred stock dividends	$(312)	$(315)
Net income (loss) available to common stockholders	$4,366	$(25,415)
Net income (loss) per share, basic	$0.06	$(0.47)
Net income (loss) per share, diluted	$0.06	$(0.47)
Weighted-average shares outstanding, basic	70,351	53,828
Weighted-average shares outstanding, diluted	72,464	53,828

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Consolidated net income (loss)	$4,678	$(27,156)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,860	9,759
Asset impairment	1,200	—
Gains (losses) on derivative instruments	(10,543)	—
Non-cash compensation	804	865
Amortization of deferred financing fees	190	305
Fair value adjustments	—	(673)
Inventory valuation	—	4,223
Interest added to debt	—	133
Bad debt expense	91	19
Changes in operating assets and liabilities:
Accounts receivable	(13,057)	22,024
Inventories	(17,291)	10,845
Prepaid expenses and other assets	3,832	(396)
Prepaid inventory	(129)	(181)
Operating leases	(1,037)	(2,348)
Assets held-for-sale	1,241	1,624
Liabilities held-for-sale	(312)	9,370
Accounts payable and accrued liabilities	20,391	(1,512)
Net cash provided by (used in) operating activities	(4,082)	26,901
Investing Activities:
Additions to property and equipment	(4,411)	(1,245)
Net cash used in investing activities	(4,411)	(1,245)
Financing Activities:
Net proceeds (payments) from Kinergy’s line of credit	13,042	(18,156)
Proceeds from stock option exercises	462	—
Proceeds from issuance of common stock	—	282
Principal payments on borrowings	(8,532)	—
Net cash provided by (used in) financing activities	4,972	(17,874)
Net increase (decrease) in cash and cash equivalents	(3,521)	7,782
Cash and cash equivalents at beginning of period	47,667	18,997
Cash and cash equivalents at end of period	$44,146	$26,779

Supplemental Information:
Interest paid	$1,825	$1,968
Accrued preferred stock dividends	$312	$315

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
Balances, January 1, 2021	927	$1	72,487	$72	$1,036,638	$(736,598)	$(3,878)	$—	$296,235
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	550	1	618	—	—	—	619
Stock option exercises	—	—	124	—	462	—	—	—	462
Preferred stock dividends	—	—	—	—	—	(312)	—	—	(312)
Net loss	—	—	—	—	—	4,678	—	—	4,678
Balances, March 31, 2021	927	$1	73,161	$73	$1,037,718	$(732,232)	$(3,878)	$—	$301,682
Balances, January 1, 2020	927	$1	55,508	$56	$942,307	$(720,214)	$(2,370)	$7,265	$227,045
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	(38)	(4)	868	—	—	—	864
Issuances of common stock	—	—	421	4	278	—	—	—	282
Preferred stock dividends	—	—	—	—	—	(315)	—	—	(315)
Net loss	—	—	—	—	—	(25,100)	—	(2,056)	(27,156)
Balances, March 31, 2020	927	$1	55,891	$56	$943,453	$(745,629)	$(2,370)	$5,209	$200,720

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Alto Ingredients, Inc., a Delaware corporation (“Alto Ingredients”), and its direct and indirect subsidiaries (collectively, the “Company”), including its wholly-owned subsidiaries, Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Alto Nutrients LLC, a California limited liability company (“Alto Nutrients”), Alto Op Co., a Delaware corporation (“Alto Op Co.”) and all seven of the Company’s production facilities as of March 31, 2021.

The Company is a leading producer and marketer of specialty alcohols and essential ingredients. The Company also produces and markets fuel-grade ethanol. The Company’s production facilities in Pekin, Illinois are located in the heart of the Corn Belt, benefit from low-cost and abundant feedstock and allow for access to many additional domestic markets. In addition, the Company’s ability to load unit trains and barges from these facilities allows for greater access to international markets. The Company’s four production facilities in California, Oregon and Idaho, located in close proximity to both feed and fuel-grade ethanol customers, enjoy unique advantages in efficiency, logistics and product pricing.

The Company had a combined production capacity of 450 million gallons per year, as of March 31, 2021, markets, on an annualized basis, over 500 million gallons of alcohols, and produces, on an annualized basis, nearly 1.5 million tons of essential ingredients on a dry matter basis, such as dried yeast, corn gluten meal, corn gluten feed, and distillers grains and liquid feed used in commercial animal feed and pet foods.

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

As of March 31, 2021, the Company was operating at approximately 64% of its then-450 million gallon annual production capacity. As market conditions change, the Company may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company sells specialty alcohols to large consumer products companies, sells fuel-grade ethanol to gasoline refining and distribution companies, sells essential ingredients to animal feed customers, including distillers grains and other feed co-products to dairy operators and animal feedlots and corn oil to poultry and biodiesel customers generally without requiring collateral.

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

Of the accounts receivable balance, approximately $51,301,000 and $35,839,000 at March 31, 2021 and December 31, 2020, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $351,000 and $260,000 as of March 31, 2021 and December 31, 2020, respectively. The Company recorded a bad debt expense of $91,000 and $19,000 for the three months ended March 31, 2021 and 2020, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Financial Instruments – The carrying values of cash and cash equivalents, accounts receivable, derivative assets, accounts payable, accrued liabilities and derivative liabilities are reasonable estimates of their fair values because of the short maturity of these items. The carrying value of the Company’s senior secured notes are recorded at fair value and are considered Level 2 fair value measurements. The Company believes the carrying value of its notes receivable are not considered materially different than fair value due to their recent issuances, and other long-term debt instruments’ carrying values are not considered materially different than fair value because the interest rates on these instruments are variable, and are considered Level 2 fair value measurements.

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

2. ASSETS AND LIABILITIES HELD-FOR-SALE.

In October 2020, the Company’s Board of Directors approved a plan to sell the Company’s fuel-grade ethanol production facilities located in Madera and Stockton, California. As a result, the Company determined the related long-lived asset groups should be classified as held-for-sale at December 31, 2020. During the three months ended March 31, 2021, the Company provided for an additional impairment charge of $1.2 million based on revised fair value estimates. On April 23, 2021, the Company entered into an asset purchase agreement to sell its Madera facility for total consideration of $28.3 million, comprised of $19.5 million in cash and $8.8 million in assumption of liabilities. On May 14, 2021, the Company closed the sale.

The Company classified the following assets and liabilities as held-for-sale as of March 31, 2021 (in thousands):

	Stockton	Madera
Property and equipment, net	$19,535	$27,813
Right of use operating lease assets, net	9,705	-
Assets held-for-sale	$29,240	$27,813

	Stockton	Madera
Operating lease obligations	$10,456	$—
Assessment financing	—	8,775
Liabilities held-for-sale	$10,456	$8,775

The Company classified the following assets and liabilities as held-for-sale as of December 31, 2020 (in thousands):

	Stockton	Madera
Property and equipment, net	$19,535	$29,013
Right of use operating lease assets, net	9,747	-
Assets held-for-sale	$29,282	$29,013

	Stockton	Madera
Operating lease obligations	$10,435	$—
Assessment financing	—	9,107
Liabilities held-for-sale	$10,435	$9,107

For the three months ended March 31, 2021, net sales attributed to the results of operations for Stockton and Madera were $0.2 million and less than $0.1 million, respectively. For the three months ended March 31, 2020, net sales attributed to the results of operations for Stockton and Madera were $21.9 million and $21.5 million, respectively. For the three months ended March 31, 2021, pre-tax loss attributed to the results of operations for Stockton and Madera was $0.8 million and $1.6 million, respectively. For the three months ended March 31, 2020, pre-tax loss attributed to the results of operations for Stockton and Madera was $2.3 million and $1.8 million, respectively.

3. SEGMENTS.

The Company reports its financial and operating performance in three segments: (1) marketing and distribution, which includes marketing and merchant trading for Company-produced alcohols and essential ingredients on an aggregated basis, and third-party fuel-grade ethanol (2) Pekin production, which includes the production and sale of alcohols and essential ingredients produced at the Company’s Pekin, Illinois campus (“Pekin Campus”), and (3) Other production, which includes the production and sale of fuel-grade ethanol and essential ingredients produced at all of the Company’s other production facilities on an aggregated basis (“Other production”), none of which are individually so significant as to be considered a reportable segment.

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended March 31,
Net Sales	2021	2020
Marketing and distribution:
Alcohol sales, gross	$57,010	$57,506
Alcohol sales, net	452	429
Intersegment sales	2,244	4,315
Total marketing and distribution sales	59,706	62,250
Pekin Campus production, recorded as gross:
Alcohol sales	$95,083	$84,132
Essential ingredient sales	45,077	39,870
Intersegment sales	9,985	2,332
Total Pekin Campus sales	150,145	126,334
Other production, recorded as gross:
Alcohol sales	$15,969	$99,230
Essential ingredient sales	5,143	30,237
Intersegment sales	305	291
Total Other production sales	21,417	129,758

Intersegment eliminations	(12,534)	(6,938)
Net sales as reported	$218,734	$311,404

Cost of goods sold:
Marketing and distribution	$53,957	$57,139
Pekin Campus production	137,376	128,683
Other production	24,118	142,310
Intersegment eliminations	(10,554)	(3,838)
Cost of goods sold as reported	$204,897	$324,294

Income (loss) before benefit for income taxes:
Marketing and distribution	$3,973	$2,930
Pekin Campus production	9,691	(6,849)
Other production	(5,137)	(16,621)
Corporate activities	(2,904)	(2,562)
	$5,623	$(23,102)
Depreciation:
Pekin Campus production	$4,345	$5,130
Other production	1,498	4,530
Corporate activities	17	99
	$5,860	$9,759

Interest expense:
Marketing and distribution	$202	$627
Pekin Campus production	519	2,084
Other production	136	32
Corporate activities	1,028	2,564
	$1,885	$5,307

The following table sets forth the Company’s total assets by operating segment (in thousands):

	March 31,	December 31,
Total assets:	2021	2020
Marketing and distribution	$119,546	$89,337
Pekin Campus production	238,370	234,439
Other production	120,351	102,409
Corporate assets	22,849	50,633
	$501,116	$476,818

4. INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, essential ingredients and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a $1,033,000 valuation adjustment as of December 31, 2020. Inventory balances consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Finished goods	$39,654	$25,154
Work in progress	4,965	4,333
Raw materials	9,233	7,074
Other	1,364	1,364
Total	$55,216	$37,925

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on alcohol sales and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price. In addition, the Company hedges anticipated sales of alcohol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three months ended March 31, 2021 and 2020, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and alcohols by entering into exchange-traded forward contracts or options for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net gains of $10,543,000 and $0 as the change in the fair value of these contracts for the three months ended March 31, 2021 and 2020, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of March 31, 2021
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Derivative assets	$22,355	Derivative liabilities	$4,741

	As of December 31, 2020
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash collateral balance	Other current assets	$520
Commodity contracts	Derivative assets	$17,149	Derivative liabilities	$—

The classification and amounts of the Company’s recognized gains for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains
		For the three months Ended
		March 31,
Type of Instrument	Statements of Operations Location	2021	2020
Commodity contracts	Cost of goods sold	$6,185	$—
		$6,185	$—

		Unrealized Gains
		For the three months Ended March 31,
Type of Instrument	Statements of Operations Location	2021	2020
Commodity contracts	Cost of goods sold	$4,358	$—
		$4,358	$—

6. DEBT.

Long-term borrowings are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Kinergy line of credit	$45,554	$32,512
Pekin revolving loan	17,580	20,580
ICP revolving loan	9,384	9,384
Parent notes payable	20,001	25,533
CARES Act loans	9,860	9,860
	102,379	97,869
Less unamortized debt premium	174	230
Less unamortized debt financing costs	(576)	(759)
Less short-term portion	(37,581)	(25,533)
Long-term debt	$64,396	$71,807

Parent Notes Payable – On May 14, 2021, with proceeds from the Company’s sale of its Madera, California facility, it repaid $19.3 million of principal on its notes payable, with $0.7 million remaining.

Maturities of Long-term Debt – The Company’s long-term debt matures as follows (in thousands):

December 31:
2021	$20,001
2022	82,378
$102,379

Restrictions – At March 31, 2021, there were approximately $231.9 million of net assets at the Company’s subsidiaries that were not available to be transferred to Alto Ingredients, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of the Company’s subsidiaries.

7. COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At March 31, 2021, the Company had entered into sales contracts with its major customers to sell certain quantities of alcohol and essential ingredients. The Company had open alcohol indexed-price contracts for 102,526,000 gallons as of March 31, 2021 and open fixed-price alcohol sales contracts totaling $207,687,000 as of March 31, 2021. The Company had open fixed-price sales contracts for essential ingredients totaling $18,170,000 and open indexed-price sales contracts of essential ingredients for 146,000 tons as of March 31, 2021. These sales contracts are scheduled to be completed throughout 2021.

Purchase Commitments – At March 31, 2021, the Company had indexed-price purchase contracts to purchase 15,626,000 gallons of alcohol and fixed-price purchase contracts to purchase $1,238,000 of alcohol from its suppliers. The Company had fixed-price purchase contracts to purchase $33,883,000 of corn from its suppliers as of March 31, 2021. These purchase commitments are scheduled to be satisfied throughout 2021.

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

The Company uses a December 31 measurement date for its Retirement Plan. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations. As of December 31, 2020, the Retirement Plan’s accumulated projected benefit obligation was $24.6 million, with a fair value of plan assets of $17.6 million. The underfunded amount of $7.0 million is recorded on the Company’s consolidated balance sheet in other liabilities. For the three months ended March 31, 2021, the Retirement Plan’s net periodic expense was $22,000, comprised of $151,000 in interest cost and $109,000 in service cost, partially offset by $238,000 of expected return on plan assets. For the three months ended March 31, 2020, the Retirement Plan’s net periodic expense was $48,000, comprised of $173,000 in interest cost and $101,000 in service cost, partially offset by $226,000 of expected return on plan assets.

The Postretirement Plan provides postretirement medical benefits and life insurance to certain “grandfathered” unionized employees. Employees hired after December 31, 2000 are not eligible to participate in the Postretirement Plan. The Postretirement Plan is contributory, with contributions required at the same rate as active employees. Benefit eligibility under the plan reduces at age 65 from a defined benefit to a defined dollar cap based upon years of service. As of December 31, 2020, the Postretirement Plan’s accumulated projected benefit obligation was $5.3 million and is recorded on the Company’s consolidated balance sheet in other liabilities. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations. For the three months ended March 31, 2021, the Postretirement Plan’s net periodic expense was $42,000, comprised of $10,000 of interest cost, $26,000 of service cost and $6,000 of amortization expense. For the three months ended March 31, 2020, the Postretirement Plan’s net periodic expense was $59,000, comprised of $38,000 of interest cost, $14,000 of service cost and $7,000 of amortization expense.

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

Long-Lived Assets Held-for-Sale – The Company recorded its long-lived assets associated with its property and equipment held-for-sale at fair value at March 31, 2021 and December 31, 2020 of $47,348,000 and $48,548,000, respectively. The fair values of these assets are based on observable values for the assets through corroboration with market data and are designated as Level 3 inputs.

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

The following table summarizes recurring and nonrecurring fair value measurements by level at March 31, 2021 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$22,355	$22,355	$—	$—
Long-lived assets held-for-sale	57,053	—	—	57,053
	$79,408	$22,355	$—	$57,053
Liabilities:
Derivative financial instruments	$(4,741)	$(4,741)	$—	$—
	$(4,741)	$(4,741)	$—	$—

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2020 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$17,149	$17,149	$—	$—
Long-lived assets held-for-sale	58,295	—	—	58,295
Defined benefit plan assets(1)
(pooled separate accounts):
Large U.S. Equity(2)	5,470	—	5,470	—	31%
Small/Mid U.S. Equity(3)	2,605	—	2,605	—	15%
International Equity(4)	2,921	—	2,921	—	17%
Fixed Income(5)	6,592	—	6,592	—	37%
	$93,032	$17,149	$17,588	$58,295

Liabilities:

	$—	$—	$—	$—

(1)	Included in other assets in the consolidated balance sheets.

(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

10. EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31, 2021
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Alto Ingredients, Inc.	$4,678
Less: Preferred stock dividends	(312)
Basic income per share:
Income available to common stockholders	$4,366	70,351	$0.06
Add: Dilutive securities	—	2,113
Diluted income per share:
Income available to common stockholders	$4,366	72,464	$0.06

	Three Months Ended March 31, 2020
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Alto Ingredients, Inc.	$(25,100)
Less: Preferred stock dividends	(315)
Basic and diluted loss per share:
Net loss available to common stockholders	$(25,415)	53,828	$(0.47)

There were an additional aggregate potentially dilutive weighted-average shares of 3,265,000 and 964,000 from convertible securities outstanding for the three months ended March 31, 2021 and 2020. These securities were not considered in calculating diluted net income (loss) per share for the three months ended March 31, 2021 and 2020, as their effect would have been anti-dilutive.

11. PARENT COMPANY FINANCIALS.

Restricted Net Assets – At March 31, 2021, the Company had approximately $231.9 million of net assets at its subsidiaries that were not available to be transferred to Alto Ingredients in the form of dividends, distributions, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

Parent company financial statements for the periods covered in this report are set forth below (in thousands):

ASSETS	March 31, 2021	December 31, 2020
Current Assets:
Cash and cash equivalents	$16,534	$25,632
Receivables from subsidiaries	16,412	15,548
Other current assets	2,188	1,836
Total current assets	35,134	43,016

Property and equipment, net	125	142
Other Assets:
Investments in subsidiaries	257,547	246,518
Alto West, LLC receivable	42,649	42,649
Right of use operating lease assets, net	2,915	2,985
Other assets	1,087	1,088
Total other assets	304,198	293,240
Total Assets	$339,457	$336,398
Current Liabilities:
Accounts payable and accrued liabilities	$4,961	$2,001
Accrued Alto Op Co. purchase	3,829	3,829
Current portion of long-term debt	20,001	25,533
Other current liabilities	394	473
Total current liabilities	29,185	31,836

Long-term debt, net of current portion	5,665	5,564
Other liabilities	2,925	2,763
Total Liabilities	37,775	40,163
Stockholders’ Equity:
Preferred stock	1	1
Common and non-voting common stock	73	72
Additional paid-in capital	1,037,718	1,036,638
Accumulated other comprehensive loss	(3,878)	(3,878)
Accumulated deficit	(732,232)	(736,598)
Total Alto Ingredients, Inc. stockholders’ equity	301,682	296,235
Total Liabilities and Stockholders’ Equity	$339,457	$336,398

	Three Months Ended March 31,
	2021	2020
Management fees from subsidiaries	$2,526	$3,253
Selling, general and administrative expenses	4,651	5,377
Loss from operations	(2,125)	(2,124)
Fair value adjustments	—	673
Interest expense, net	(1,028)	(1,598)
Other income	807	—
Loss before benefit for income taxes	(2,346)	(3,049)
Benefit for income taxes	—	—
Loss before equity in losses of subsidiaries	(2,346)	(3,049)
Equity in income (losses) of subsidiaries	7,024	(24,107)
Consolidated net income (loss)	$4,678	$(27,156)

	For the Three Months Ended March 31,
	2021	2020
Operating Activities:
Consolidated net income (loss)	$4,678	$(27,156)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Equity in (income) losses of subsidiaries	(7,024)	24,107
Fair value adjustments	—	(673)
Depreciation	17	33
Amortization (accretion) of debt discount (premium)	101	(57)
Changes in operating assets and liabilities:
Receivables from subsidiaries	(864)	123
Other assets	(281)	29
Accounts payable and accrued expenses	(765)	—
Accounts payable with subsidiaries	110	2,235
Net cash used in operating activities	$(4,028)	$(1,359)
Investing Activities:
Additions to property and equipment	$—	$—
Net cash used in investing activities	$—	$—
Financing Activities:
Proceeds from issuances of common stock	$462	$282
Proceeds from plant receivable	—	5,813
Payments on senior notes	(5,532)	—
Preferred stock dividend payments	—	—
Net cash provided by (used in) financing activities	$(5,070)	$6,095
Net increase (decrease) in cash and cash equivalents	(9,098)	4,736
Cash and cash equivalents at beginning of period	25,632	4,985
Cash and cash equivalents at end of period	$16,534	$9,721

12. SUBSEQUENT EVENT.

Agreement to sell Madera facility – On April 23, 2021, the Company entered into an asset purchase agreement with Seaboard Energy California, LLC, for the purchase and sale of the Company’s Madera, California production facility for total consideration of $28.3 million, comprised of $19.5 million in cash and $8.8 million in assumption of liabilities. The Company closed the sale on May 14, 2021, and using net cash proceeds, repaid $19.3 million on its parent notes payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including:

●	fluctuations in the market prices of alcohols and essential ingredients;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	the projected growth or contraction in the alcohol and essential ingredients markets in which we operate;

●	our strategies for expanding, maintaining or contracting our presence in these markets;

●	anticipated trends in our financial condition and results of operations; and

●	our ability to distinguish ourselves from our current and future competitors.

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

Recent Developments

On April 23, 2021, we entered into an asset purchase agreement with Seaboard Energy California, LLC, for the purchase and sale of our Madera, California production facility for total consideration of $28.3 million, comprised of $19.5 million in cash and $8.8 million in assumption of liabilities. We closed the transaction on May 14, 2021, and with the net proceeds, repaid $19.3 million in principal on our senior notes.

Overview

We are a leading producer and marketer of specialty alcohols and essential ingredients, and the largest producer of specialty alcohols in the United States based on annualized volumes.

We operate six alcohol production facilities. Three of our production facilities are located in the Midwestern state of Illinois and three of our facilities are located in the Western states of California, Oregon and Idaho. Our facility in California is held-for-sale as we are in the process of marketing the Stockton facility for sale. We have an annual alcohol production capacity of 410 million gallons. We market all of the alcohols produced at our facilities as well as fuel-grade ethanol produced by third parties. In 2020, we marketed over 500 million gallons combined of our own alcohols as well as fuel-grade ethanol produced by third parties, and nearly 1.5 million tons of essential ingredients on a dry matter basis. Our business consists of three reportable segments: two production segments and a marketing segment.

We report our financial and operating performance in three segments: (1) marketing and distribution, which includes marketing and merchant trading for Company-produced alcohols and essential ingredients on an aggregated basis, and third party fuel-grade ethanol (2) Pekin production, which includes the production and sale of alcohols and essential ingredients produced at our Pekin, Illinois campus, and (3) Other production, which includes the production and sale of fuel-grade ethanol and essential ingredients produced at all of our other production facilities on an aggregate basis, none of which are individually so significant as to be considered a reportable segment.

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

We are currently operating at approximately 64% of our estimated maximum annual production capacity. Our Magic Valley and Stockton facilities are currently idled. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

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

Current Initiatives and Outlook

We had a solid first quarter, selling 19 million gallons of specialty alcohols through a combination of contracted volumes, spot sales and exports. The first quarter also represented our fourth consecutive quarter of gross profit, reflecting the benefits of our new business focus on specialty alcohols and essential ingredients. Our new business focus is more sustainable and profitable than our prior focus on fuel-grade ethanol.

We are now the largest producer of specialty alcohols in the United States based on annualized volumes. We have 410 million gallons of annual production capacity, of which approximately 140 million gallons, or 34%, is specialty alcohols and the balance is fuel-grade ethanol. We are currently operating production facilities with 290 million gallons of annual capacity, of which nearly 50% is specialty alcohols. All of our operating facilities are running at break-even or better on an earnings before interest, taxes, depreciation and amortization basis.

We remain on track for sales of our specialty alcohols to contribute a minimum of $60 million in gross profit for the full year based on 70 million gallons of specialty alcohols contracted in the fall of 2020 at fixed volumes and prices. Many variables could materially impact our results, including export conditions, the ability of our customers to take all of their contracted volumes for 2021, market demand for sanitizers and disinfectants, our ability to timely sell our Stockton, California production facility, and fuel-grade ethanol crush margins. We are optimistic that we can add additional contracted specialty alcohol volumes in 2022 and future years, improving utilization over time from our expanded specialty alcohol production capacity and our ISO 9001, ICH Q7 and EXCiPACT certifications.

As noted above, we have completed the sale of our idled fuel-grade ethanol production facility in Madera, California for total consideration of $28.3 million. We expect to save approximately $0.7 million per quarter in interest expense and approximately $0.4 million per quarter in carrying costs associated with the idled facility.

We have capital improvement projects totaling $18.0 million in process or scheduled for 2021. We expect these projects to expand revenue and increase efficiencies and plant reliability. For example, we are increasing our yeast facility’s annual production capacity by approximately 15%. We will also have the ability to further expand production of even higher value yeast derivatives with similar payback profiles. In addition, we are upgrading our feed dryers at our Pekin Campus that will produce even higher value feed and improve overall plant efficiency and reliability. These two projects are scheduled for completion by the third quarter with an expected payback in less than two years, or approximately $5.0 million in additional annual earnings before interest, taxes, depreciation and amortization.

Our Pekin Campus sits on the Mt. Simon sandstone formation, considered one of the most significant potential carbon storage resources in the United States. As a member of the Carbon Capture Coalition, we are actively engaged in discussions to develop a carbon capture and sequestration program at our Pekin site, which generates over 600,000 tons of CO2 annually, and expect to be an active player in the carbon capture space.

Finally, among many other projects under development is our plan to expand protein production at our dry-mill production facilities, which collectively represent 250 million gallons of annual production capacity. We believe the economics of expanded protein production are compelling and would expect to achieve protein concentrations in excess of 50% and an improvement in corn oil production by 50%.

Over the past twelve months, we have improved operations and our production footprint, and reduced controllable expenses and our overall cost of capital, to build a strong foundation for the future which will enable us to aggressively pursue organic opportunities to reinvest in quality, proven high-value projects, as well as pursue accretive strategic acquisitions.

Critical Accounting Policies

The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: revenue recognition; impairment of long-lived assets and held-for-sale classification; valuation of allowance for deferred taxes and derivative instruments. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended March 31,		Percentage
	2021	2020	Change
Fuel-grade ethanol production gallons sold (in millions)	39.0	100.2	(61.1)%
Specialty alcohol production gallons sold (in millions)	19.0	22.3	(14.8)%
Third party fuel-grade ethanol gallons sold (in millions)	54.0	62.4	(13.5)%
Total gallons sold (in millions)	112.0	184.9	(39.4)%

Total gallons produced (in millions)	58.0	116.2	(50.1)%
Production capacity utilization	52%	77%	(32.5)%

Average sales price per gallon	$1.94	$1.51	28.5%

Corn cost per bushel—CBOT equivalent	$4.98	$3.79	31.4%
Average basis(1)	0.29	0.44	(34.1)%
Delivered cost of corn	$5.27	$4.23	24.6%

Total essential ingredients tons sold (in thousands)	276.9	671.9	(58.8)%
Essential ingredients revenues as % of delivered cost of corn(2)	40.0%	37.0%	8.1%

Average CBOT ethanol price per gallon	$1.60	$1.24	29.0%
Average CBOT corn price per bushel	$5.40	$3.74	44.4%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Essential ingredients revenues as a percentage of delivered cost of corn shows our yield based on sales of essential ingredients, including wet distillers grains and corn oil, generated from alcohol we produced.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2021	2020	Dollars	Percent

Net sales	$218,734	$311,404	$(92,670)	(29.8)%
Cost of goods sold	204,897	324,294	(119,397)	(36.8)%
Gross profit (loss)	$13,837	$(12,890)	$26,727	NM*
Percentage of net sales	6.3%	(4.1)%

*	Not meaningful

Net Sales

The decrease in our consolidated net sales for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to a decrease in our total gallons sold, partially offset by an increase in our average sales price per gallon.

Our production gallons sold and our volume of essential ingredients sold declined for the three months ended March 31, 2021 as compared to the same period in 2020. Our third-party gallons sold also declined. Our production gallons and essential ingredients sold declined primarily due to an intentional reduction in our production of fuel-grade ethanol due to adverse market conditions as well as the sale of our Nebraska facilities in April 2020. Our third-party gallons sold declined as we focused our efforts on selling our own fuel-grade ethanol production.

On a consolidated basis, our average sales price per gallon increased 28.5% to $1.94 for the three months ended March 31, 2021 as compared to $1.51 for the same period in 2020. The average Chicago Board of Trade, or CBOT, fuel-grade ethanol price per gallon, increased 29.0% to $1.60 for the three months ended March 31, 2021 as compared to $1.24 for the same period in 2020.

Marketing Segment

Net sales of fuel-grade ethanol from our marketing segment, excluding intersegment sales, decreased by $0.5 million, or 1%, to $57.4 million for the three months ended March 31, 2021 as compared to $57.9 million for the same period in 2020.

Our volume of third party fuel-grade ethanol gallons sold reported gross by our marketing segment decreased by 7.2 million gallons, or 21%, to 26.7 million gallons for the three months ended March 31, 2021 as compared to 33.9 million gallons for the same period in 2020. At our marketing segment’s average sales price per gallon of $2.14 for the three months ended March 31, 2021, we generated $15.3 million less in net sales from our marketing segment from the 7.2 million fewer gallons of third-party fuel-grade ethanol sold gross in the three months ended March 31, 2021 as compared to the same period in 2020.

Our volume of third party fuel-grade ethanol gallons sold reported net by our marketing segment decreased by 1.2 million gallons, or 4%, to 27.3 million gallons for the three months ended March 31, 2021 as compared to 28.5 million gallons for the same period in 2020. The decrease in third-party fuel-grade ethanol gallons sold reported net reduced net sales by less than $0.1 million.

The $0.44 per gallon, or 26%, increase in our marketing segment’s average sales price per gallon for the three months ended March 31, 2021 as compared to the same period in 2020 resulted in a $14.8 million increase in our net sales from third-party fuel-grade ethanol sold by our marketing segment.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment increased by $11.0 million, or 13%, to $95.1 million for the three months ended March 31, 2021 as compared to $84.1 million for the same period in 2020. Our total volume of production gallons sold decreased by 7.4 million gallons, or 13%, to 50.6 million gallons for the three months ended March 31, 2021 as compared to 58.0 million gallons for the same period in 2020. At our Pekin Campus production segment’s average sales price per gallon of $1.88 for the three months ended March 31, 2021, we generated $13.9 million less in net sales from our Pekin Campus production segment from the 7.4 million fewer gallons of alcohol sold in the three months ended March 31, 2021 as compared to the same period in 2020. The increase of $0.43, or 30%, in our Pekin Campus production segment’s average sales price per gallon in the three months ended March 31, 2021 as compared to the same period in 2020 improved our net sales from our Pekin Campus production segment by $24.9 million.

Net sales of essential ingredients increased $5.2 million, or 13%, to $45.1 million for the three months ended March 31, 2021 as compared to $39.9 million for the same period in 2020. Our total volume of essential ingredients sold decreased by 27,000 tons, or 11%, to 211,000 tons for the three months ended March 31, 2021 from 238,000 tons for the same period in 2020. At our average sales price per ton of $213.18 for the three months ended March 31, 2021, we generated $5.6 million less in net sales from the 27,000 fewer tons of essential ingredients sold in the three months ended March 31, 2021 as compared to the same period in 2020. The increase of $45.59, or 27%, in our average sales price per ton for the three months ended March 31, 2021 as compared to the same period in 2020 increased our net sales from our Pekin Campus production segment by $10.8 million.

Other Production Segment

Net sales of alcohol from our other production segment decreased by $83.3 million, or 84%, to $16.0 million for the three months ended March 31, 2021 as compared to $99.3 million for the same period in 2020. Our total volume of gallons sold decreased by 57.1 million gallons, or 89%, to 7.4 million gallons for the three months ended March 31, 2021 as compared to 64.5 million gallons for the same period in 2020. At our other production segment’s average sales price per gallon of $2.16 for the three months ended March 31, 2021, we generated $123.2 million less in net sales from our other production segment from the 57.1 million fewer gallons of alcohol sold in the three months ended March 31, 2021 as compared to the same period in 2020. The increase of $0.62, or 40%, in our other production segment’s average sales price per gallon for the three months ended March 31, 2021 as compared to the same period in 2020 improved our net sales from our other production segment by $39.9 million.

Net sales of essential ingredients decreased $25.1 million, or 83%, to $5.1 million for the three months ended March 31, 2021 as compared to $30.2 million for the same period in 2020. Our total volume of essential ingredients sold decreased by 369,000 tons, or 85%, to 65,000 tons for the three months ended March 31, 2021 from 434,000 tons for the same period in 2020. At our average sales price per ton of $78.64 for the three months ended March 31, 2021, we generated $29.0 million less in net sales from the 369,000 fewer tons of essential ingredients sold in the three months ended March 31, 2021 as compared to the same period in 2020. The increase of $8.97, or 12.9%, in our average sales price per ton for the three months ended March 31, 2021 as compared to the same period in 2020 increased our net sales from our other production segment by $3.9 million.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit (loss) improved to a gross profit of $13.8 million for the three months ended March 31, 2021 from a gross loss of $12.9 million for the same period in 2020, representing a gross profit margin of 6.3% for the three months ended March 31, 2021 compared to negative 4.1% for the same period in 2020. Our consolidated gross profit (loss) improved due to significantly higher margin sales of our specialty alcohols and a substantial reduction in negative margin sales of fuel-grade ethanol as we have idled a significant amount of our fuel-grade ethanol production.

Marketing Segment

Our marketing segment’s gross profit improved by $2.0 million to $3.5 million for the three months ended March 31, 2021 as compared to $1.5 million for the same period in 2020. Of this improvement, $3.0 million is attributable to higher margins from sales of third-party fuel-grade ethanol, partially offset by a reduction of $1.0 million attributable to lower marketing volumes of third-party fuel-grade ethanol for the three months ended March 31, 2021 as compared to the same period in 2020.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit improved by $15.2 million to a gross profit of $13.2 million for the three months ended March 31, 2021 as compared to a gross loss of $2.0 million for the same period in 2020. Of this improvement, $17.1 million is attributable to increased margins from our specialty alcohols, partially offset by $1.9 million less in gross profit attributable to decreased sales volumes in the three months ended March 31, 2021 as compared to the same period in 2020.

Other Production Segment

Our other production segment’s gross profit improved by $9.5 million to a gross loss of $2.9 million for the three months ended March 31, 2021 as compared to a gross loss of $12.4 million for the same period in 2020. Of this improvement, $22.6 million is attributable to lower sales volumes at negative margins, partially offset by $13.1 million in lower gross profit attributable to a negative margin environment for fuel-grade ethanol for the three months ended March 31, 2021 as compared to the same period in 2020.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2021	2020	Dollars	Percent
Selling, general and administrative expenses	$7,014	$10,212	$(3,198)	(31.3)%
Percentage of net sales	3.2%	3.3%

Our SG&A expenses decreased for the three months ended March 31, 2021 as compared to the same period in 2021. The $3.2 million period over period decrease in SG&A expenses is primarily due to higher professional fees incurred in the three months ended March 31, 2021 in connection with our debt restructuring and asset sale efforts. We anticipate SG&A expenses of $20.0 million to $25.0 million for all of 2021.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2021	2020	Dollars	Percent
Interest expense, net	$1,885	$5,307	$(3,422)	(64.5)%
Percentage of net sales	0.9%	1.7%

Our interest expense, net decreased for the three months ended March 31, 2021 as compared to the same period in 2021. The $3.4 million period over period decrease in interest expense, net is primarily due to lower average borrowings outstanding as a result of our significant principal payments on outstanding debt over the past year.

Net Income (Loss) Available to Common Stockholders

The following table presents our net income (loss) available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2021	2020	Dollars	Percent
Net income (loss) available to Common Stockholders	$4,366	$(25,415)	$29,781	NM
Percentage of net sales	2.0%	(8.2)%

The increase in net income available to common stockholders is primarily due to our higher gross profit and lower SG&A expenses and interest expense, for the three months ended March 31, 2021 as compared to the same period in 2020.

Liquidity and Capital Resources

During the three months ended March 31, 2021, we funded our operations primarily from cash generated by our operations, proceeds from lines of credit and cash on hand. These funds were also used to make payments on our term debt and our other credit facilities and for capital expenditures. As of March 31, 2021, we had $44.1 million in cash and cash equivalents and $4.7 million available for borrowing under Kinergy’s operating line of credit. We believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs for the next twelve months from the date of this report.

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

	March 31, 2021	December 31, 2020	Change
Cash and cash equivalents	$44,146	$47,667	(7.4)%
Current assets	$241,588	$214,046	12.9%
Property and equipment, net	$226,183	$229,486	(1.4)%
Current liabilities	$112,750	$86,927	29.7%
Long-term debt, noncurrent portion	$64,396	$71,807	(10.3)%
Working capital	$128,838	$127,119	1.4%
Working capital ratio	2.14	2.46	(13.0)%

Restricted Net Assets

At March 31, 2021, we had approximately $231.9 million of net assets at our subsidiaries that were not available to be transferred to Alto Ingredients, Inc. in the form of dividends, distributions, loans or advances due to restrictions contained in the credit facilities of the subsidiaries.

Changes in Working Capital and Cash Flows

Working capital improved to $128.8 million at March 31, 2021 from $127.1 million at December 31, 2020 as a result of an increase of $27.5 million in current assets, partially offset by an increase of $25.8 million in current liabilities.

Current assets increased primarily due to an increase in accounts receivable and higher inventory values due to increased commodity prices for both alcohol and corn from the prior period.

Our current liabilities increased primarily due to an increase in accounts payable due to timing of payments and an increase in current portion of long-term debt as amounts due within one year increased.

Our cash and cash equivalents declined by $3.5 million primarily due to $4.1 million in cash used in our operating activities and $4.4 million in cash used in our investing activities, partially offset by $5.0 million in cash provided by our financing activities.

Cash used in our Operating Activities

We used $4.1 million in cash in our operating activities during the three months ended March 31, 2021, as compared to $26.9 million in cash provided by our operations for the same period in 2020. Specific factors that contributed to the change in cash from our operating activities include:

●	a decrease of $35.1 million related to higher accounts receivable balances due to the timing of payments

●	a decrease of $28.1 million related to higher inventories due to increased commodity prices; and

●	a decrease of $10.5 million from losses on derivative instruments due to the recent rise in corn prices.

These amounts were partially offset by:

●	an increase of $31.8 million in our consolidated net income due to higher margins from our sales of specialty alcohols; and

●	an increase of $21.9 million related to accounts payable due to timing of payments.

Cash used in our Investing Activities

We used $4.4 million of cash in our investing activities for the three months ended March 31, 2021 for additions to property and equipment resulting from our capital expenditure projects.

Cash provided by our Financing Activities

Cash provided by our financing activities was $5.0 million for the three months ended March 31, 2021, which reflected net proceeds of $13.0 million from Kinergy’s operating line of credit and $0.5 million in stock option exercises, partially offset by $8.5 million in principal payments on our other indebtedness.

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

We believe Kinergy and Alto Nutrients are in compliance with the fixed-charge coverage ratio covenant as of the filing of this report. The following table sets forth the fixed-charge coverage ratio financial covenant and the actual results for the periods presented:

	Three Months Ended March 31,		Years Ended December 31,
	2021	2020	2020	2019

Fixed-Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	7.71	4.05	5.35	5.71
Excess	5.71	2.05	3.35	3.71

Alto Ingredients, Inc. has guaranteed all of Kinergy’s obligations under the credit facility. As of March 31, 2021, Kinergy had an outstanding balance of $45.5 million and $4.7 million of unused borrowing availability under the credit facility.

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

The Pekin Credit Facility and related agreements contain a variety of representations, warranties, covenants and events of default. Following a series of amendments and waivers among Alto Pekin, its lenders and their agent, certain terms of the agreements are as follows:

●	Interest accrues under the Pekin Credit Facility at an annual rate equal to the 30-day LIBOR plus 5.00%.

●	Alto Pekin is required to pay a monthly fee on any unused portion of the Pekin Revolving Loan at a rate of 0.75% per annum.

●	Alto Pekin and Alto ICP, LLC, or ICP, one of our indirect wholly-owned subsidiaries and the entity that holds one of our production facilities in Pekin, Illinois, are collectively required to maintain working capital of not less than 50% of the combined outstanding revolving lines of credit, which was $27.0 million at March 31, 2021; and an annual debt service coverage ratio of not less than 1.25 to 1.00, in addition to various other affirmative and negative covenants.

Net proceeds arising from a sale of any of our midwestern production facility assets will be allocated 33/34/33% among Alto Pekin’s and ICP’s lenders, collectively, our senior secured noteholders, and us, respectively. Net proceeds arising from the sale of any of our western production facility assets will be allocated first to the senior secured noteholders up to $20.0 million and then allocated 33/34/33% among Alto Pekin’s and ICP’s lenders, collectively, our senior secured noteholders, and us, respectively.

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

The ICP Credit Facility and related agreements contain a variety of representations, warranties, covenants and events of default. Following a series of amendments and waivers among ICP, its lenders and their agent, certain terms of the agreements are as follows:

●	Interest accrues under the ICP Credit Facility at an annual rate equal to the 30-day LIBOR plus 3.75%.

●	ICP is required to pay an annual nonrefundable commitment fee, calculated as 0.75% multiplied by the average daily positive difference between (i) the ICP Revolving Loan commitment (which may be reduced by ICP from time to time in increments of $0.5 million), minus (ii) the aggregate principal amounts outstanding under the ICP Revolving Loan.

●	ICP and Alto Pekin are collectively required to maintain working capital of not less than 50% of the combined outstanding revolving lines of credit, which was $27.0 million at March 31, 2021; and an annual debt service coverage ratio of not less than 1.50 to 1.00, in addition to various other affirmative and negative covenants.

Net proceeds arising from the sale of any of our midwestern production facility assets will be allocated 33/34/33% among Alto Pekin’s and ICP’s lenders, collectively, our senior secured noteholders, and us, respectively. Net proceeds arising from the sale of any of our western production facility assets will be allocated first to the senior secured noteholders up to $20.0 million and then allocated 33/34/33% among Alto Pekin’s and ICP’s lenders, collectively, our senior secured noteholders, and us, respectively.

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

The Notes and related agreements contain a variety of representations, warranties, covenants and events of default. Following a series of amendments and waivers with the holders of our Notes, or the senior secured noteholders, and their agent, certain terms of the agreements are as follows:

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

In March 2020, ICP granted to the senior secured noteholders a security interest in certain of its personal property. In addition, Alto Central granted to the senior secured noteholders a security interest in certain of its personal property. Alto Central also pledged its equity interests in Alto Pekin and ICP in favor of the senior secured noteholders as additional collateral securing our obligations to the senior secured noteholders. Alto Op. Co also granted to the senior secured noteholders a security interest in certain of its personal property. We and certain subsidiaries also entered into intercreditor agreements with the ICP’s and Alto Pekin’s lenders, and the agent for our senior secured noteholders, to address issues of priority and the allocation of proceeds from asset sales.

On May 14, 2021, in connection with the sale of our Madera, California fuel-grade ethanol production facility, we repaid $19.3 million in principal on these Notes.

As of the filing of this report, we believe we are in compliance with the terms and conditions of the Notes.

CARES Act Loans

On May 4, 2020, Alto Ingredients, Inc. and Alto Pekin received loan proceeds from Bank of America, NA under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, through the Paycheck Protection Program administered by the U.S. Small Business Administration. Alto Ingredients, Inc. received $6.0 million and Alto Pekin received $3.9 million in loan proceeds. The loans mature in two years and bear interest at a rate of 1.00% per annum. Under the terms of the loans, certain amounts may be forgiven if they are used for qualifying expenses as described in the CARES Act, but we can provide no assurance that we will be able to obtain forgiveness of all or any portion of the loans. We have applied for loan forgiveness.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three months ended March 31, 2021 and 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2021 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our business depends on the continuing availability of rail, road, port, storage and distribution infrastructure. In particular, due to limited storage capacity at our production facilities and other considerations related to production efficiencies, our facilities depend on just-in-time delivery of corn. The production of alcohols also requires a significant and uninterrupted supply of other raw materials and energy, primarily water, electricity and natural gas. Local water, electricity and gas utilities may fail to reliably supply the water, electricity and natural gas that our production facilities need or may fail to supply those resources on acceptable terms. In the past, poor weather has caused disruptions in rail transportation, which slowed the delivery of fuel-grade ethanol by rail, the principle manner by which fuel-grade ethanol from our facilities located in the Midwest is transported to market. In addition, in 2020, we experienced closure of the Illinois River for lock repairs which required greater use of less cost-effective modes of product transport such as via rail and truck, which resulted in higher costs and negatively affected our results of operations.

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

We have incurred significant losses and negative operating cash flow in the past. For the years ended December 31, 2020 and 2019, we incurred consolidated net losses of approximately $17.3 million and $101.3 million, respectively. For the three months ended March 31, 2021 and for the year ended December 31, 2019, we incurred negative operating cash flow of approximately $4.1 million and $23.4 million, respectively. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

The Environmental Protection Agency, or EPA, has implemented the Renewable Fuel Standard, or RFS, under the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program sets annual quotas for the quantity of renewable fuels (such as fuel-grade ethanol) that must be blended into motor fuels consumed in the United States. The domestic market for fuel-grade ethanol is significantly impacted by federal mandates under the RFS program for volumes of renewable fuels (such as ethanol) required to be blended with gasoline. Future demand for fuel-grade ethanol will largely depend on incentives to blend ethanol into motor fuels, including the price of ethanol relative to the price of gasoline, the relative octane value of ethanol, constraints in the ability of vehicles to use higher ethanol blends, the RFS, and other applicable environmental requirements.

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

For the three months ended March 31, 2021 and 2020, we accrued an aggregate of $0.3 million in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, but did not declare or pay cash dividends, as permitted under an agreement with the holders of our Series B Preferred Stock, in an effort to preserve liquidity.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit Number	Description
3.1	Certificate of Incorporation (*)
3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock (*)
3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock (*)
3.4	Certificate of Amendment to Certificate of Incorporation dated June 3, 2010 (*)
3.5	Certificate of Amendment to Certificate of Incorporation effective June 8, 2011 (*)
3.6	Certificate of Amendment to Certificate of Incorporation effective May 14, 2013 (*)
3.7	Certificate of Amendment to Certificate of Incorporation effective July 1, 2015 (*)
3.8	Certificate of Amendment to Certificate of Incorporation effective January 12, 2021 (*)
3.9	Second Amended and Restated Bylaws (*)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTO INGREDIENTS, INC.

Dated: May 17, 2021	By:	/S/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)