Form 10-Q
period 2021-06-30
Alto Ingredients, Inc.
filed 2021-08-10
CIK 778164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, there were 72,806,563 shares of Alto Ingredients, Inc. common stock, $0.001 par value per share, and 896 shares of Alto Ingredients, Inc. non-voting common stock, $0.001 par value per share, outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2021	2020
	(unaudited)	*
ASSETS

Current Assets:
Cash and cash equivalents	$50,796	$47,667
Accounts receivable, net (net of allowance for doubtful accounts of $363 and $260, respectively)	67,043	43,491
Inventories	58,251	37,925
Prepaid inventory	531	891
Derivative instruments	28,498	17,149
Assets held-for-sale	30,199	58,295
Other current assets	8,932	8,628
Total current assets	244,250	214,046
Property and equipment, net	221,327	229,486

Other Assets:
Right of use operating lease assets, net	13,509	11,046
Notes receivable	12,775	14,337
Intangible assets	2,678	2,678
Other assets	4,665	5,225
Total other assets	33,627	33,286
Total Assets	$499,204	$476,818

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2020.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in thousands, except par value)

	June 30,	December 31,
	2021	2020
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable – trade	$30,029	$13,047
Accrued liabilities	15,977	11,101
Current portion – operating leases	3,171	2,180
Current portion – long-term debt	23,660	25,533
Derivative instruments	20,174	—
Liabilities held-for-sale	10,478	19,542
Other current liabilities	7,255	15,524
Total current liabilities	110,744	86,927

Long-term debt, net of current portion	56,848	71,807
Operating leases, net of current portion	10,188	8,715
Other liabilities	13,405	13,134
Total Liabilities	191,185	180,583
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Alto Ingredients, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of June 30, 2021 and December 31, 2020; liquidation preference of $20,290 as of June 30, 2021	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 72,811 and 72,487 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	73	72
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,035,980	1,036,638
Accumulated other comprehensive loss	(3,878)	(3,878)
Accumulated deficit	(724,157)	(736,598)
Total Stockholders’ Equity	308,019	296,235
Total Liabilities and Stockholders’ Equity	$499,204	$476,818

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2020.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net sales	$298,110	$212,074	$516,844	$523,478
Cost of goods sold	282,877	180,892	487,774	505,186
Gross profit	15,233	31,182	29,070	18,292
Selling, general and administrative expenses	7,230	8,629	14,244	18,841
Asset impairments	1,900	—	3,100	—
Income (loss) from operations	6,103	22,553	11,726	(549)
Interest expense, net	(1,045)	(4,647)	(2,930)	(9,954)
Income from loan forgiveness	3,887	—	3,887	—
Fair value adjustments	—	(1,314)	—	(641)
Other income (expense), net	(555)	(1,738)	385	(1,158)
Income (loss) before benefit for income taxes	8,390	14,854	13,068	(12,302)
Benefit for income taxes	—	—	—	—
Consolidated net income (loss)	8,390	14,854	13,068	(12,302)
Net loss attributed to noncontrolling interests	—	110	—	2,166
Net income (loss) attributed to Alto Ingredients, Inc.	$8,390	$14,964	$13,068	$(10,136)
Preferred stock dividends	$(315)	$(315)	$(627)	$(630)
Net income (loss) available to common stockholders	$8,075	$14,649	$12,441	$(10,766)
Net income (loss) per share, basic	$0.11	$0.27	$0.18	$(0.20)
Net income (loss) per share, diluted	$0.11	$0.27	$0.17	$(0.20)
Weighted-average shares outstanding, basic	71,260	54,498	70,808	54,163
Weighted-average shares outstanding, diluted	71,929	54,498	71,961	54,163

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Consolidated net income (loss)	$13,068	$(12,302)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation	11,670	18,806
Asset impairments	3,100	—
Income from loan forgiveness	(3,887)	—
Non-cash compensation	1,655	1,441
Amortization of deferred financing fees	701	497
Fair value adjustments	—	641
Interest added to debt	—	133
Bad debt expense	143	1
Changes in operating assets and liabilities:
Accounts receivable	(23,694)	25,435
Inventories	(18,526)	14,274
Prepaid expenses and other assets	8,615	(403)
Prepaid inventory	361	(1,652)
Operating leases	(2,069)	(2,348)
Assets held-for-sale	(2,915)	1,012
Liabilities held-for-sale	1,445	9,345
Accounts payable and accrued expenses	11,096	(9,225)
Net cash provided by operating activities	763	45,655
Investing Activities:
Proceeds from Madera Sale	19,500	—
Proceeds from PAL Sale	—	19,896
Additions to property and equipment	(4,192)	(2,510)
Net cash provided by investing activities	15,308	17,386
Financing Activities:
Net proceeds from (payments on) Kinergy’s line of credit	24,406	(36,897)
Proceeds from stock option exercises	462	—
Principal payments on borrowings	(37,810)	(25,500)
Proceeds from issuance of common stock	—	282
Proceeds from borrowings	—	9,860
Net cash used in financing activities	(12,942)	(52,255)
Net change in cash and cash equivalents	3,129	10,786
Cash and cash equivalents at beginning of period	47,667	18,997
Cash and cash equivalents at end of period	$50,796	$29,783

Supplemental Information:
Interest paid	$2,723	$9,733
Accrued preferred stock dividends	$627	$630

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
Balances, January 1, 2021	927	$1	72,487	$72	$1,036,638	$(736,598)	$(3,878)	$—	$296,235

Restricted stock issued to employees and directors, net of cancellations and tax	—	—	550	1	(186)	—	—	—	(185)

Stock-based compensation	—	—	—	—	804	—	—	—	804

Stock option exercises	—	—	124	—	462	—	—	—	462

Preferred stock dividends	—	—	—	—	—	(312)	—	—	(312)

Net loss	—	—	—	—	—	4,678	—	—	4,678

Balances, March 31, 2021	927	$1	73,161	$73	$1,037,718	$(732,232)	$(3,878)	$—	$301,682

Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(350)	—	(2,589)	—	—	—	(2,589)

Stock-based compensation	—	—	—	—	851	—	—	—	851

Preferred stock dividends	—	—	—	—	—	(315)	—	—	(315)

Net income	—	—	—	—	—	8,390	—	—	8,390

Balances, June 30, 2021	927	$1	72,811	$73	$1,035,980	$(724,157)	$(3,878)	$—	$308,019

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
Balances, January 1, 2020	927	$1	55,508	$56	$942,307	$(720,214)	$(2,370)	$7,265	$227,045

Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(38)	(4)	3	—	—	—	(1)

Stock-based compensation	—	—	—	—	865	—	—	—	865

Issuances of common stock	—	—	421	4	278	—	—	—	282

Preferred stock dividends	—	—	—	—	—	(315)	—	—	(315)

Net loss	—	—	—	—	—	(25,100)	—	(2,056)	(27,156)

Balances, March 31, 2020	927	$1	55,891	$56	$943,453	$(745,629)	$(2,370)	$5,209	$200,720

Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(409)	(1)	6	—	—	—	5

Stock-based compensation	—	—	—	—	576	—	—	—	576

Preferred stock dividends	—	—	—	—	—	(315)	—	—	(315)

Sale of interests in PAL	—	—	—	—	—	—	—	(5,099)	(5,099)

Net income (loss)	—	—	—	—	—	14,964	—	(110)	14,854

Balances, June 30, 2020	927	$1	55,482	$55	$944,035	$(730,980)	$(2,370)	$—	$210,741

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Alto Ingredients, Inc., a Delaware corporation (“Alto Ingredients”), and its direct and indirect subsidiaries (collectively, the “Company”), including its wholly-owned subsidiaries, Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Alto Nutrients LLC, a California limited liability company, Alto Op Co., a Delaware corporation, and all seven of the Company’s production facilities through May 14, 2021. As discussed in Note 2, on May 14, 2021, the Company completed the sale of its production facility located in Madera, California.

The Company is a leading producer and marketer of specialty alcohols and essential ingredients. The Company also produces and markets fuel-grade ethanol. The Company’s production facilities in Pekin, Illinois are located in the heart of the Corn Belt, benefit from low-cost and abundant feedstock and allow for access to many additional domestic markets. In addition, the Company’s ability to load unit trains and barges from these facilities allows for greater access to international markets. The Company’s three production facilities in California, Oregon and Idaho, located in close proximity to both feed and fuel-grade ethanol customers, enjoy unique advantages in efficiency, logistics and product pricing.

The Company has a combined production capacity of 410 million gallons per year, markets, on an annualized basis, over 500 million gallons of alcohols, and produces, on an annualized basis, nearly 1.5 million tons of essential ingredients on a dry matter basis, such as dried yeast, corn gluten meal, corn gluten feed, and distillers grains and liquid feed used in commercial animal feed and pet foods.

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

As of June 30, 2021, the Company was operating at approximately 71% of its 410 million gallon annual production capacity. As market conditions change, the Company may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

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

Of the accounts receivable balance, approximately $61,501,000 and $35,839,000 at June 30, 2021 and December 31, 2020, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $363,000 and $260,000 as of June 30, 2021 and December 31, 2020, respectively. The Company recorded a bad debt expense of $52,000 and a bad debt recovery of $18,000 for the three months ended June 30, 2021 and 2020, respectively. The Company recorded a bad debt expense of $143,000 and $1,000 for the six months ended June 30, 2021 and 2020, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

In October 2020, the Company’s Board of Directors approved a plan to sell the Company’s fuel-grade ethanol production facilities located in Madera and Stockton, California. As a result, the Company determined the related long-lived asset groups should be classified as held-for-sale at December 31, 2020. During the six months ended June 30, 2021, the Company provided for an additional impairment charge of $1.2 million based on revised fair value estimates.

On May 14, 2021, the Company closed the sale of its Madera facility for total consideration of $28.3 million, comprised of $19.5 million in cash and $8.8 million in assumption of liabilities, resulting in a net loss on sale of less than $0.1 million, recorded as other income (expense), net in the Company’s consolidated statements of operations. All of the cash proceeds were used to repay a significant portion of the Company’s term debt and accrued interest.

The Company continues to market its Stockton facility for sale.

In June 2021, the Company agreed to a plan to sell certain assets of the Company’s idled facility in Canton, Illinois. As a result, the Company determined the related long-lived asset groups should be classified as held-for-sale at June 30, 2021. During the three months ended June 30, 2021, the Company recorded an estimated impairment charge of $1.9 million based on fair value estimates.

The Company classified the following assets and liabilities as held-for-sale as of June 30, 2021 (in thousands):

	Stockton	Canton
Property and equipment, net	$19,535	$1,000
Right of use operating lease assets, net	9,664	—
Assets held-for-sale	$29,199	$1,000

	Stockton	Canton
Liabilities held-for-sale – operating leases	$10,478	$—

The Company classified the following assets and liabilities as held-for-sale as of December 31, 2020 (in thousands):

	Stockton	Madera
Property and equipment, net	$19,535	$29,013
Right of use operating lease assets, net	9,747	—
Assets held-for-sale	$29,282	$29,013

	Stockton	Madera
Operating lease obligations	$10,435	$—
Assessment financing	—	9,107
Liabilities held-for-sale	$10,435	$9,107

For the three months ended June 30, 2021, net sales attributed to the results of operations for Stockton and Madera were $0.4 million and less than $0.1 million, respectively. For the three months ended June 30, 2020, net sales attributed to the results of operations for Stockton and Madera were $0.5 million and $1.0 million, respectively. For the three months ended June 30, 2021, pre-tax loss attributed to the results of operations for Stockton and Madera was $1.4 million and $0.2 million, respectively. For the three months ended June 30, 2020, pre-tax loss attributed to the results of operations for Stockton and Madera was $1.2 million and $1.8 million, respectively.

For the six months ended June 30, 2021, net sales attributed to the results of operations for Stockton and Madera were $0.6 million and less than $0.1 million, respectively. For the six months ended June 30, 2020, net sales attributed to the results of operations for Stockton and Madera were $22.4 million and $22.5 million, respectively. For the six months ended June 30, 2021, pre-tax loss attributed to the results of operations for Stockton and Madera was $2.2 million and $1.8 million, respectively. For the six months ended June 30, 2020, pre-tax loss attributed to the results of operations for Stockton and Madera was $3.5 million and $3.6 million, respectively.

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

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Sales
Marketing and distribution:
Alcohol sales, gross	$86,299	$71,117	$143,309	$128,623
Alcohol sales, net	532	307	984	736
Intersegment sales	2,618	1,838	4,862	6,153
Total marketing and distribution sales	89,449	73,262	149,155	135,512

Pekin Campus production, recorded as gross:
Alcohol sales	$132,296	$94,538	$227,380	$178,669
Essential ingredient sales	49,578	33,633	94,655	73,504
Intersegment sales	316	263	628	680
Total Pekin Campus sales	182,190	128,434	322,663	252,853

Other production, recorded as gross:
Alcohol sales	$22,153	$9,796	$38,121	$109,025
Essential ingredient sales	7,252	2,683	12,395	32,921
Intersegment sales	332	410	637	701
Total Other production sales	29,737	12,889	51,153	142,647

Intersegment eliminations	(3,266)	(2,511)	(6,127)	(7,534)
Net sales as reported	$298,110	$212,074	$516,844	$523,478

Cost of goods sold:
Marketing and distribution	$85,746	$69,101	$139,705	$126,240
Pekin Campus production	171,547	95,070	299,250	221,840
Other production	27,325	18,354	51,442	160,663
Intersegment eliminations	(1,741)	(1,633)	(2,623)	(3,557)
Cost of goods sold as reported	$282,877	$180,892	$487,774	$505,186

Income (loss) before benefit for income taxes:
Marketing and distribution	$1,678	$2,043	$5,411	$4,286
Pekin Campus production	10,726	27,459	20,736	19,280
Other production	(1,666)	(10,252)	(7,609)	(33,816)
Corporate activities	(2,348)	(4,396)	(5,470)	(2,052)
	$8,390	$14,854	$13,068	$(12,302)

Depreciation:
Pekin Campus production	$4,326	$4,371	$8,671	$8,757
Other production	1,468	3,697	2,966	9,982
Corporate activities	17	33	33	67
	$5,811	$8,101	$11,670	$18,806
Interest expense:
Marketing and distribution	$222	$313	$426	$940
Pekin Campus production	73	1,594	591	3,679
Other production	46	29	182	60
Corporate activities	704	2,711	1,731	5,275
	$1,045	$4,647	$2,930	$9,954

The following table sets forth the Company’s total assets by operating segment (in thousands):

	June 30, 2021	December 31, 2020
Total assets:

Marketing and distribution	$140,204	$89,337
Pekin Campus production	254,206	234,439
Other production	83,330	102,409
Corporate assets	21,464	50,633
	$499,204	$476,818

4.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, essential ingredients and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of valuation adjustments of $1,800,000 and $1,033,000 as of June 30, 2021 and December 31, 2020, respectively. Inventory balances consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Finished goods	$40,497	$25,154
Work in progress	5,701	4,333
Raw materials	10,788	7,074
Other	1,265	1,364
Total	$58,251	$37,925

5.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on alcohol sales and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price. In addition, the Company hedges anticipated sales of alcohol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and six months ended June 30, 2021 and 2020, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and alcohols by entering into exchange-traded forward contracts or options for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net gains of $8,868,000 and $0 as the change in the fair value of these contracts for the three months ended June 30, 2021 and 2020, respectively. The Company recognized net gains of $19,411,000 and $0 as the change in the fair value of these contracts for the six months ended June 30, 2021 and 2020, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of June 30, 2021
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Other current assets	$3,777
Commodity contracts	Derivative assets	$28,498	Derivative liabilities	$20,174

	As of December 31, 2020
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Other current assets	$520
Commodity contracts	Derivative assets	$17,149	Derivative liabilities	$—

The classification and amounts of the Company’s recognized gains for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains
		For the Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2021	2020

Commodity contracts	Cost of goods sold	$18,158	$—
		$18,158	$—

		Realized Gains
		For the Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2021	2020

Commodity contracts	Cost of goods sold	$24,343	$—
		$24,343	$—

		Unrealized Losses
		For the Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2021	2020

Commodity contracts	Cost of goods sold	$9,290	$—
		$9,290	$—

		Unrealized Losses
		For the Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2021	2020

Commodity contracts	Cost of goods sold	$4,932	$—
		$4,932	$—

6.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
Kinergy line of credit	$56,918	$32,512
Pekin revolving loan	7,580	20,580
ICP revolving loan	9,384	9,384
Parent notes payable	723	25,533
CARES Act loans	5,973	9,860
	80,578	97,869
Less unamortized debt premium	—	230
Less unamortized debt financing costs	(70)	(759)
Less short-term portion	(23,660)	(25,533)
Long-term debt	$56,848	$71,807

Parent Notes Payable – On May 14, 2021, with proceeds from the Company’s sale of its Madera, California facility, the Company repaid $19.3 million of principal on its notes payable, resulting in an aggregate balance of $0.7 million.

CARES Act Loans – On May 4, 2020, Alto Ingredients, Inc. and Alto Pekin, LLC, or Alto Pekin, received loan proceeds from Bank of America, NA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), through the Paycheck Protection Program administered by the U.S. Small Business Administration (“SBA”). Alto Ingredients, Inc. received $6.0 million and Alto Pekin received $3.9 million in loan proceeds. Under the terms of the loans, certain amounts may be forgiven if they are used for qualifying expenses as described in the CARES Act. In June 2021, the SBA approved Alto Pekin’s forgiveness application for the full amount of $3.9 million, and accordingly, the Company recognized income from loan forgiveness for the three months ended June 30, 2021. The Company has applied to the SBA for forgiveness of the Company’s remaining loan. The SBA may audit the loan forgiveness applications and further examine eligibility for forgiveness, including the facts and circumstances existing at the time the loans were made. The Company can provide no assurances that any loan forgiven will not require repayment following an audit by the SBA.

Maturities of Long-term Debt – The Company’s long-term debt matures as follows (in thousands):

December 31:
2021	$723
2022	22,937
2023	56,918
$80,578

Restrictions – At June 30, 2021, there were approximately $245.7 million of net assets at the Company’s subsidiaries that were not available for transfer to Alto Ingredients, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of the Company’s subsidiaries.

7.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At June 30, 2021, the Company had entered into sales contracts with its major customers to sell certain quantities of alcohol and essential ingredients. The Company had open alcohol indexed-price contracts for 96,399,000 gallons as of June 30, 2021 and open fixed-price alcohol sales contracts totaling $223,575,000 as of June 30, 2021. The Company had open fixed-price sales contracts for essential ingredients totaling $11,061,000 and open indexed-price sales contracts of essential ingredients for 117,000 tons as of June 30, 2021. These sales contracts are scheduled for completion over the next twelve months.

Purchase Commitments – At June 30, 2021, the Company had indexed-price purchase contracts to purchase 17,706,000 gallons of alcohol and fixed-price purchase contracts to purchase $39,086,000 of alcohol from its suppliers. The Company had fixed-price purchase contracts to purchase $77,375,000 of corn from its suppliers as of June 30, 2021. These purchase commitments are scheduled to be satisfied throughout 2021.

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

The Company sponsors a defined benefit pension plan (the “Retirement Plan”) and a health care and life insurance plan (the “Postretirement Plan”). The Company assumed the Retirement Plan and the Postretirement Plan as part of its acquisition of Aventine Renewable Energy Holdings, Inc. on July 1, 2015.

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

For the three months ended June 30, 2021, the Retirement Plan’s net periodic expense was $22,000, comprised of $151,000 in interest cost and $109,000 in service cost, partially offset by $238,000 of expected return on plan assets. For the three months ended June 30, 2020, the Retirement Plan’s net periodic expense was $48,000, comprised of $173,000 in interest cost and $101,000 in service cost, partially offset by $226,000 of expected return on plan assets. For the six months ended June 30, 2021, the Retirement Plan’s net periodic expense was $44,000, comprised of $302,000 in interest cost and $218,000 in service cost, partially offset by $476,000 of expected return on plan assets. For the six months ended June 30, 2020, the Retirement Plan’s net periodic expense was $96,000, comprised of $346,000 in interest cost and $202,000 in service cost, partially offset by $452,000 of expected return on plan assets.

The Postretirement Plan provides postretirement medical benefits and life insurance to certain “grandfathered” unionized employees. Employees hired after December 31, 2000 are not eligible to participate in the Postretirement Plan. The Postretirement Plan is contributory, with contributions required at the same rate as active employees. Benefit eligibility under the plan declines at age 65 from a defined benefit to a defined dollar cap based upon years of service. As of December 31, 2020, the Postretirement Plan’s accumulated projected benefit obligation was $5.3 million and is recorded on the Company’s consolidated balance sheet in other liabilities. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations.

For the three months ended June 30, 2021, the Postretirement Plan’s net periodic expense was $42,000, comprised of $10,000 of interest cost, $26,000 of service cost and $6,000 of amortization expense. For the three months ended June 30, 2020, the Postretirement Plan’s net periodic expense was $59,000, comprised of $38,000 of interest cost, $14,000 of service cost and $7,000 of amortization expense.

For the six months ended June 30, 2021, the Postretirement Plan’s net periodic expense was $84,000, comprised of $20,000 of interest cost, $52,000 of service cost and $12,000 of amortization expense. For the six months ended June 30, 2020, the Postretirement Plan’s net periodic expense was $118,000, comprised of $76,000 of interest cost, $28,000 of service cost and $14,000 of amortization expense.

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

Long-Lived Assets Held-for-Sale – The Company recorded its long-lived assets associated with its property and equipment held-for-sale at fair value at June 30, 2021 and December 31, 2020 of $20,535,000 and $48,548,000, respectively. The fair values of these assets are based on observable values for the assets through corroboration with market data and are designated as Level 3 inputs.

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

The following table summarizes recurring and nonrecurring fair value measurements by level at June 30, 2021 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$28,498	$28,498	$—	$—
Long-lived assets held-for-sale	30,199	—	—	30,199
	$58,697	$28,498	$—	$30,199
Liabilities:
Derivative financial instruments	$(20,174)	$(20,174)	$—	$—
	$(20,174)	$(20,174)	$—	$—

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2020 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$17,149	$17,149	$—	$—
Long-lived assets held-for-sale	58,295	—	—	58,295
Defined benefit plan assets(1) (pooled separate accounts):
Large U.S. Equity(2)	5,470	—	5,470	—	31%
Small/Mid U.S. Equity(3)	2,605	—	2,605	—	15%
International Equity(4)	2,921	—	2,921	—	17%
Fixed Income(5)	6,592	—	6,592	—	37%
	$93,032	$17,149	$17,588	$58,295
Liabilities:
	$—	$—	$—	$—

(1)	Included in other assets in the consolidated balance sheets.

(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

10.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30, 2021
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Alto Ingredients, Inc.	$8,390
Less: Preferred stock dividends	(315)
Basic income per share:
Income available to common stockholders	$8,075	71,260	$0.11
Add: Dilutive instruments	—	669
Diluted income per share:
Income available to common stockholders	$8,075	71,929	$0.11

	Three Months Ended June 30, 2020
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Alto Ingredients, Inc.	$14,964
Less: Preferred stock dividends	(315)
Basic and diluted income per share:
Income available to common stockholders	$14,649	54,498	$0.27

	Six Months Ended June 30, 2021
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Alto Ingredients, Inc.	$13,068
Less: Preferred stock dividends	(627)
Basic income per share:
Income available to common stockholders	$12,441	70,808	$0.18
Add: Dilutive instruments	—	1,153
Diluted income per share:
Income available to common stockholders	$12,441	71,961	$0.17

	Six Months Ended June 30, 2020
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Alto Ingredients, Inc.	$(10,136)
Less: Preferred stock dividends	(630)
Basic and diluted loss per share:
Loss available to common stockholders	$(10,766)	54,163	$(0.20)

There were an additional aggregate potentially dilutive weighted-average shares of 964,000 from convertible securities outstanding for the three and six months ended June 30, 2021 and 2020. These securities were not considered in calculating diluted net income (loss) per share for the three and six months ended June 30, 2021 and 2020, as their effect would have been anti-dilutive.

11.	PARENT COMPANY FINANCIALS.

Restricted Net Assets – At June 30, 2021, the Company had approximately $245.7 million of net assets at its subsidiaries that were not available for transfer to Alto Ingredients in the form of dividends, distributions, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

Parent company financial statements for the periods covered in this report are set forth below (in thousands):

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$15,128	$25,632
Receivables from subsidiaries	13,460	15,548
Other current assets	2,588	1,836
Total current assets	31,176	43,016

Property and equipment, net	108	142
Other Assets:
Investments in subsidiaries	264,645	246,518
Alto West, LLC receivable	27,592	42,649
Right of use operating lease assets, net	2,844	2,985
Other assets	796	1,088
Total other assets	295,877	293,240
Total Assets	$327,161	$336,398
Current Liabilities:
Accounts payable and accrued liabilities	$5,439	$2,001
Accrued Alto Op Co. purchase	3,829	3,829
Current portion of long-term debt	6,696	25,533
Other current liabilities	329	473
Total current liabilities	16,293	31,836

Long-term debt, net of current portion	—	5,564
Other liabilities	2,849	2,763
Total Liabilities	19,142	40,163
Stockholders’ Equity:
Preferred stock	1	1
Common and non-voting common stock	73	72
Additional paid-in capital	1,035,980	1,036,638
Accumulated other comprehensive loss	(3,878)	(3,878)
Accumulated deficit	(724,157)	(736,598)
Total Alto Ingredients, Inc. stockholders’ equity	308,019	296,235
Total Liabilities and Stockholders’ Equity	$327,161	$336,398

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Management fees from subsidiaries	$2,486	$2,873	$5,012	$6,126
Selling, general and administrative expenses	4,393	4,308	9,044	9,685
Income (loss) from operations	(1,907)	(1,435)	(4,032)	(3,559)
Fair value adjustments	—	(1,314)	—	(641)
Interest expense, net	(704)	(1,721)	(1,731)	(3,297)
Other income (expense)	410	(140)	1,218	(162)
Loss before benefit for income taxes	(2,201)	(4,610)	(4,545)	(7,659)
Benefit for income taxes	—	—	—	—
Net loss	(2,201)	(4,610)	(4,545)	(7,659)
Equity in income (losses) of subsidiaries	10,591	19,574	17,613	(2,477)
Net income (loss) attributed to Alto Ingredients, Inc.	$8,390	$14,964	$13,068	$(10,136)

	For the Six Months Ended June 30,
	2021	2020
Operating Activities:
Net income (loss)	$13,068	$(10,136)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Equity in (income) losses of subsidiaries	(17,613)	2,477
Fair value adjustments	—	(641)
Depreciation	33	67
Amortization of debt (premiums) discounts	409	(115)
Changes in operating assets and liabilities:
Accounts receivable	2,088	(1,207)
Other assets	(319)	714
Accounts payable and accrued expenses	(2,416)	—
Accounts payable with subsidiaries	37	475
Net cash used in operating activities	(4,713)	(8,366)
Investing Activities:
Additions to property and equipment	—	—
Net cash used in investing activities	—	—
Financing Activities:
Proceeds from issuances of common stock	462	282
Proceeds from plant receivables	15,057	5,813
Proceeds from long-term debt	—	5,973
Payments on senior notes	(24,810)	—
Dividend from subsidiary	3,500	—
Net cash provided by (used in) financing activities	(5,791)	12,068
Net change in cash and cash equivalents	(10,504)	3,702
Cash and cash equivalents at beginning of period	25,632	4,985
Cash and cash equivalents at end of period	$15,128	$8,687

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

We operate six alcohol production facilities. Three of our production facilities are located in the Midwestern state of Illinois and three of our facilities are located in the Western states of California, Oregon and Idaho. We are in the process of marketing our Stockton, California facility for sale. We have an annual alcohol production capacity of 410 million gallons. We market all of the alcohols produced at our facilities as well as fuel-grade ethanol produced by third parties. In 2020, we marketed over 500 million gallons combined of our own alcohols as well as fuel-grade ethanol produced by third parties, and nearly 1.5 million tons of essential ingredients on a dry matter basis.

We report our financial and operating performance in three segments: (1) marketing and distribution, which includes marketing and merchant trading for Company-produced alcohols and essential ingredients on an aggregated basis, and third party fuel-grade ethanol (2) Pekin production, which includes the production and sale of alcohols and essential ingredients produced at our Pekin, Illinois campus, or Pekin Campus, and (3) Other production, which includes the production and sale of fuel-grade ethanol and essential ingredients produced at all of our other production facilities on an aggregate basis, none of which are individually so significant as to be considered a reportable segment.

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

We are currently operating at approximately 71% of our estimated maximum annual production capacity. Our Magic Valley and Stockton facilities are currently idled. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

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

Current Initiatives and Outlook

We achieved our fifth consecutive quarter of gross profit and continue to reap the benefits of our new business focus on specialty alcohols and essential ingredients. As part of our business transformation, we continue to improve our balance sheet, invest in our production infrastructure, expand our product offerings and pursue new long-term accretive growth opportunities.

We are expanding, deepening and strengthening our relationships with key customers as a leading certified producer of a growing variety of specialty alcohols used in common everyday consumer goods such as vinegars, spirits, mouthwash, cosmetics and cleaning products. Through our integrated production and operations at our Pekin, Illinois campus along with our enhanced certifications, we can provide surety of quality, supply and redundancy, all of which are material differentiators among our growing base of product offerings. We are well positioned through these and other distinctions as we begin the contracting process for specialty alcohol volumes for 2022 and beyond. We believe that we will improve utilization over time of our expanded specialty alcohol production capacity.

We remain on track to generate a minimum of $60 million in gross profit in 2021 from the sale of specialty alcohols under fixed-price contracts. Many variables could materially impact this projected amount and our overall results, including export conditions, the ability of our customers to take all of their contracted volumes for 2021, market demand for sanitizers and disinfectants, our ability to timely sell our Stockton, California production facility, and fuel-grade ethanol crush margins.

In the second quarter, we closed the sale of our fuel-grade ethanol facility in Madera, California. As we continue our business transformation to further focus on specialty alcohols and essential ingredients, our asset sale initiatives are now targeting our fuel-grade ethanol facility in Stockton, California and the remaining assets of our non-operating facility in Canton, Illinois.

Our capital improvement projects are on-track and directed at expanding revenue and increasing efficiencies and plant reliability. Our yeast facility expansion and Pekin campus upgrade projects are scheduled for completion and full operation by the third quarter with an expected payback in less than two years, or approximately $5.0 million in additional annual earnings before interest, taxes, depreciation and amortization, or EBITDA. We are also expanding our annual corn oil production capacity at our Pekin campus by approximately 4,000 tons, which we estimate will contribute an additional $4.5 million in EBITDA annually. This project is on-track for completion before year-end.

We have scheduled a mid-August repair and maintenance shutdown of our Pekin campus wet mill. This project is scheduled to occur during a period of choppy market conditions resulting from low pre-harvest corn inventories and tight fuel-grade ethanol margins. Lower revenues and higher repair and maintenance expenses resulting from this project are expected to impact only the third quarter. We do not anticipate any impact on our ability to meet our contractual supply obligations for specialty alcohols or essential ingredients. The net effect of this project will be improved efficiency and reliability of our Pekin campus wet mill and better alignment of our production with market demand.

Looking ahead, among many other projects under development is our plan to expand protein production at our dry-mill facilities, which collectively represent 250 million gallons of annual production capacity. We believe the economics of expanded protein production are compelling and would expect to achieve growth and greater diversity in revenue as well as growth and higher quality of earnings.

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

Over the past year, we have improved operations and our production footprint to focus on our most profitable and strategic operations. We have also repaired our balance sheet. We are now pursuing opportunities to expand our business through enhanced service and product offerings and accretive vertical integration.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2021	2020	Variance	2021	2020	Variance
Fuel-grade ethanol production gallons sold (in millions)	41.4	27.0	53.3%	80.4	127.2	(36.8)%
Specialty alcohol production gallons sold (in millions)	24.3	29.9	(18.7)%	43.3	52.2	(17.0)%
Third party fuel-grade ethanol gallons sold (in millions)	59.3	73.9	(19.8)%	113.3	136.3	(16.9)%
Total gallons sold (in millions)	125.0	130.8	(4.4)%	237.0	315.7	(24.9)%

Total gallons produced (in millions)	63.6	47.6	33.6%	121.5	163.9	(25.9)%

Production capacity utilization	59%	40%	47.5%	56%	60%	(6.7)%

Average sales price per gallon	$2.41	$1.59	51.6%	$2.17	$1.55	40.0%

Corn cost per bushel – CBOT equivalent	$6.05	$3.39	78.5%	$5.51	$3.59	53.5%
Average basis (1)	$0.41	$0.20	105.0%	$0.36	$0.32	12.5%
Delivered cost of corn	$6.46	$3.59	79.9%	$5.87	$3.91	50.1%

Total essential ingredients tons sold (in thousands)	304.0	250.1	21.6%	580.9	922.0	(37.0)%

Essential ingredients revenues as % of delivered cost of corn(2)	32.2%	46.5%	(30.8)%	35.9%	41.8%	(14.1)%

Average CBOT ethanol price per gallon	$2.30	$1.08	113.0%	$2.00	$1.16	72.4%
Average CBOT corn price per bushel	$6.62	$3.23	105.0%	$6.01	$3.59	67.4%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Essential ingredients revenues as a percentage of delivered cost of corn shows our yield based on sales of essential ingredients, including wet distillers grains and corn oil, generated from alcohol we produced.

Net Sales, Cost of Goods Sold and Gross Profit

The following table presents our net sales, cost of goods sold and gross profit in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent

Net sales	$298,110	$212,074	$86,036	40.6%	$516,844	$523,478	$(6,634)	(1.3)%
Cost of goods sold	282,877	180,892	101,985	56.4%	487,774	505,186	(17,412)	(3.4)%
Gross profit	$15,233	$31,182	$(15,949)	(51.1)%	$29,070	$18,292	$10,778	58.9%
Percentage of net sales	5.1%	14.7%			5.6%	3.5%

Net Sales

The increase in our consolidated net sales for the three months ended June 30, 2021 as compared to the same period in 2020 was primarily due to an increase in our average sales price per gallon, partially offset by a decrease in our total gallons sold.

Our production gallons sold and our volume of essential ingredients sold increased for the three months ended June 30, 2021 as compared to the same period in 2020 primarily due to the operation of our Pekin dry mill in the second quarter of 2021 which was idled during the second quarter of 2020 because of the Illinois River closure. Our third-party gallons sold declined as compared to the same period in 2020 because we focused our efforts on selling our own fuel-grade ethanol production.

The decline in our consolidated net sales for the six months ended June 30, 2021 as compared to the same period in 2020 was primarily due to a reduction in our total gallons sold and lower sales of essential ingredients, partially offset by an increase in our average sales price per gallon.

Our production gallons, our third-party gallons and our volume of essential ingredients sold declined for the six months ended June 30, 2021 as compared to the same period in 2020 due to an intentional reduction in our production of fuel-grade ethanol in the first quarter of 2020 because of adverse market conditions. In addition, the prior year period includes gallons associated with our production facilities that have since been idled and/or sold.

Three Months Ended June 30, 2021 and 2020

On a consolidated basis, our average sales price per gallon increased by 52% to $2.41 for the three months ended June 30, 2021 as compared to $1.59 for the same period in 2020. The average Chicago Board of Trade, or CBOT, fuel-grade ethanol price per gallon, increased 113% to $2.30 for the three months ended June 30, 2021 as compared to $1.08 for the same period in 2020.

Marketing Segment

Net sales of fuel-grade ethanol from our marketing segment reported gross, excluding intersegment sales, increased by $15.4 million, or 22%, to $86.8 million for the three months ended June 30, 2021 as compared to $71.4 million for the same period in 2020.

Our volume of third party fuel-grade ethanol gallons sold reported gross by our marketing segment declined by 20.1 million gallons, or 38%, to 33.4 million gallons for the three months ended June 30, 2021 as compared to 53.5 million gallons for the same period in 2020. At our marketing segment’s average sales price per gallon of $2.58 for the three months ended June 30, 2021, we generated $51.9 million less in net sales from our marketing segment from the 20.1 million fewer gallons of third-party fuel-grade ethanol sold gross in the three months ended June 30, 2021 as compared to the same period in 2020.

The $1.25 per gallon, or 94%, increase in our marketing segment’s average sales price per gallon for the three months ended June 30, 2021 as compared to the same period in 2020 resulted in a $67.1 million increase in our net sales from third-party fuel-grade ethanol sold reported gross by our marketing segment.

Our volume of third party fuel-grade ethanol gallons sold reported net by our marketing segment increased by 5.5 million gallons, or 27%, to 25.9 million gallons for the three months ended June 30, 2021 as compared to 20.4 million gallons for the same period in 2020. The increase in third-party fuel-grade ethanol gallons sold reported net increased net sales by $0.2 million.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment increased by $37.8 million, or 40%, to $132.3 million for the three months ended June 30, 2021 as compared to $94.5 million for the same period in 2020. Our total volume of production gallons sold increased by 7.2 million gallons, or 14%, to 57.5 million gallons for the three months ended June 30, 2021 as compared to 50.3 million gallons for the same period in 2020. At our Pekin Campus production segment’s average sales price per gallon of $2.30 for the three months ended June 30, 2021, we generated $16.6 million in additional net sales from our Pekin Campus production segment from the 7.2 million additional gallons of alcohol sold in the three months ended June 30, 2021 as compared to the same period in 2020. The increase of $0.42, or 22%, in our Pekin Campus production segment’s average sales price per gallon in the three months ended June 30, 2021 as compared to the same period in 2020 improved our net sales from our Pekin Campus production segment by $21.2 million.

Net sales of essential ingredients increased by $16.0 million, or 48%, to $49.6 million for the three months ended June 30, 2021 as compared to $33.6 million for the same period in 2020. Our total volume of essential ingredients sold increased by 17,800 tons, or 9%, to 222,200 tons for the three months ended June 30, 2021 from 204,400 tons for the same period in 2020. At our average sales price per ton of $223.12 for the three months ended June 30, 2021, we generated an additional $4.0 million in net sales from the 17,800 additional tons of essential ingredients sold in the three months ended June 30, 2021 as compared to the same period in 2020. The increase of $58.58, or 36%, in our average sales price per ton for the three months ended June 30, 2021 as compared to the same period in 2020 increased our net sales from our Pekin Campus production segment by $12.0 million.

Other Production Segment

Net sales of alcohol from our other production segment increased by $12.4 million, or 127%, to $22.2 million for the three months ended June 30, 2021 as compared to $9.8 million for the same period in 2020. Our total volume of gallons sold increased by 1.6 million gallons, or 24%, to 8.2 million gallons for the three months ended June 30, 2021 as compared to 6.6 million gallons for the same period in 2020. At our other production segment’s average sales price per gallon of $2.70 for the three months ended June 30, 2021, we generated an additional $4.4 million in net sales from our other production segment from the 1.6 million additional gallons of alcohol sold in the three months ended June 30, 2021 as compared to the same period in 2020. The increase of $1.22, or 82%, in our other production segment’s average sales price per gallon for the three months ended June 30, 2021 as compared to the same period in 2020 improved our net sales from our other production segment by $8.0 million.

Net sales of essential ingredients increased by $4.6 million, or 170%, to $7.3 million for the three months ended June 30, 2021 as compared to $2.7 million for the same period in 2020. Our total volume of essential ingredients sold increased by 36,100 tons, or 79%, to 81,800 tons for the three months ended June 30, 2021 from 45,700 tons for the same period in 2020. At our average sales price per ton of $88.66 for the three months ended June 30, 2021, we generated an additional $3.2 million in net sales from the 36,100 additional tons of essential ingredients sold in the three months ended June 30, 2021 as compared to the same period in 2020. The increase of $29.95, or 51%, in our average sales price per ton for the three months ended June 30, 2021 as compared to the same period in 2020 increased our net sales from our other production segment by $1.4 million.

Six Months Ended June 30, 2021 and 2020

On a consolidated basis, our average sales price per gallon increased by 40% to $2.17 for the six months ended June 30, 2021 as compared to $1.55 for the same period in 2020. The average CBOT fuel-grade ethanol price per gallon, increased by 72% to $2.00 for the six months ended June 30, 2021 as compared to $1.16 for the same period in 2020.

Marketing Segment

Net sales of fuel-grade ethanol from our marketing segment reported gross, excluding intersegment sales, increased by $14.9 million, or 12%, to $144.3 million for the six months ended June 30, 2021 as compared to $129.4 million for the same period in 2020.

Our volume of third party fuel-grade ethanol gallons sold reported gross by our marketing segment declined by 27.3 million gallons, or 31%, to 60.1 million gallons for the six months ended June 30, 2021 as compared to 87.4 million gallons for the same period in 2020. At our marketing segment’s average sales price per gallon of $2.38 for the six months ended June 30, 2021, we generated $65.1 million less in net sales from our marketing segment from the 27.3 million fewer gallons of third-party fuel-grade ethanol sold gross in the six months ended June 30, 2021 as compared to the same period in 2020.

The $0.91 per gallon, or 62%, increase in our marketing segment’s average sales price per gallon for the six months ended June 30, 2021 as compared to the same period in 2020 resulted in a $79.8 million increase in our net sales from third-party fuel-grade ethanol sold reported gross by our marketing segment.

Our volume of third party fuel-grade ethanol gallons sold reported net by our marketing segment increased by 4.3 million gallons, or 9%, to 53.2 million gallons for the six months ended June 30, 2021 as compared to 48.9 million gallons for the same period in 2020. The increase in third-party fuel-grade ethanol gallons sold reported net increased net sales by $0.2 million.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment increased by $48.7 million, or 27%, to $227.4 million for the six months ended June 30, 2021 as compared to $178.7 million for the same period in 2020. Our total volume of production gallons sold declined by 23.7 million gallons, or 18%, to 108.1 million gallons for the six months ended June 30, 2021 as compared to 131.8 million gallons for the same period in 2020. At our Pekin Campus production segment’s average sales price per gallon of $2.10 for the six months ended June 30, 2021, we generated $49.9 million less in net sales from our Pekin Campus production segment from the 23.7 million fewer gallons of alcohol sold in the six months ended June 30, 2021 as compared to the same period in 2020. The increase of $0.75, or 55%, in our Pekin Campus production segment’s average sales price per gallon in the six months ended June 30, 2021 as compared to the same period in 2020 improved our net sales from our Pekin Campus production segment by $98.6 million.

Net sales of essential ingredients increased by $21.2 million, or 29%, to $94.7 million for the six months ended June 30, 2021 as compared to $73.5 million for the same period in 2020. Our total volume of essential ingredients sold declined by 21,900 tons, or 5%, to 433,700 tons for the six months ended June 30, 2021 from 455,600 tons for the same period in 2020. At our average sales price per ton of $218.25 for the six months ended June 30, 2021, we generated $4.8 million less in net sales from the 21,900 fewer tons of essential ingredients sold in the six months ended June 30, 2021 as compared to the same period in 2020. The increase of $56.92, or 35%, in our average sales price per ton for the six months ended June 30, 2021 as compared to the same period in 2020 increased our net sales from our Pekin Campus production segment by $26.0 million.

Other Production Segment

Net sales of alcohol from our other production segment declined by $70.9 million, or 65%, to $38.1 million for the six months ended June 30, 2021 as compared to $109.0 million for the same period in 2020. Our total volume of gallons sold declined by 32.0 million gallons, or 67%, to 15.6 million gallons for the six months ended June 30, 2021 as compared to 47.6 million gallons for the same period in 2020. At our other production segment’s average sales price per gallon of $2.44 for the six months ended June 30, 2021, we generated $78.2 million less in net sales from the 32.0 million fewer gallons of alcohol sold in the six months ended June 30, 2021 as compared to the same period in 2020. The increase of $0.15, or 7%, in our other production segment’s average sales price per gallon for the six months ended June 30, 2021 as compared to the same period in 2020 improved our net sales from our other production segment by $7.3 million.

Net sales of essential ingredients declined by $20.5 million, or 62%, to $12.4 million for the six months ended June 30, 2021 as compared to $32.9 million for the same period in 2020. Our total volume of essential ingredients sold declined  by 319,200 tons, or 68%, to 147,200 tons for the six months ended June 30, 2021 from 466,400 tons for the same period in 2020. At our average sales price per ton of $84.21 for the six months ended June 30, 2021, we generated $26.9 million less in net sales from the 319,200 fewer tons of essential ingredients sold in the six months ended June 30, 2021 as compared to the same period in 2020. The increase of $13.62, or 19%, in our average sales price per ton for the six months ended June 30, 2021 as compared to the same period in 2020 increased our net sales from our other production segment by $6.4 million.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit declined to $15.2 million, representing a gross profit margin of 5.1%, for the three months ended June 30, 2021 compared to $31.2 million, representing a gross profit margin of 14.7%, for the same period in 2020. Our gross profit and gross profit margin declined primarily due to significantly higher margins during the three months ended June 30, 2020 from spot sales of our high quality alcohol used in sanitizers and disinfectants which experienced unprecedented demand in the quarter.

Our consolidated gross profit improved to $29.1 million, representing a gross profit margin of 5.6%, for the six months ended June 30, 2021 compared to $18.3 million, representing a gross profit margin of 3.5%, for the same period in 2020. Our gross profit and gross profit margin improved primarily due to a greater proportion of higher margin fixed-price contract sales of our high quality alcohol for the six months ended June 30, 2021 as compared to the first six months of 2020 during which we experienced an extreme negative margin environment for fuel-grade ethanol.

Three Months Ended June 30, 2021 and 2020

Marketing Segment

Our marketing segment’s gross profit declined by $1.4 million to $1.4 million for the three months ended June 30, 2021 as compared to $2.8 million for the same period in 2020. Of this reduction, $0.9 million is attributable to lower marketing volumes of third-party fuel-grade ethanol and $0.5 million is attributable to lower margins from sales of third-party fuel-grade ethanol for the three months ended June 30, 2021 as compared to the same period in 2020.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit declined by $22.6 million to a gross profit of $11.6 million for the three months ended June 30, 2021 as compared to $34.2 million for the same period in 2020. Of this decline, $24.0 million is attributable to lower margins from our specialty alcohols, partially offset by $1.4 million in additional gross profit attributable to increased sales volumes in the three months ended June 30, 2021 as compared to the same period in 2020.

Other Production Segment

Our other production segment’s gross profit improved by $8.0 million to a gross profit of $2.2 million for the three months ended June 30, 2021 as compared to a gross loss of $5.8 million for the same period in 2020. Of this improvement, $7.6 million is attributable to higher margins for fuel-grade ethanol and $0.4 million is attributable to increased volumes of fuel-grade ethanol for the three months ended June 30, 2021 as compared to the same period in 2020.

Six Months Ended June 30, 2021 and 2020

Marketing Segment

Our marketing segment’s gross profit improved by $1.4 million to $5.3 million for the six months ended June 30, 2021 as compared to $3.9 million for the same period in 2020. Of this improvement, $3.8 million is attributable to higher margins from sales of third-party fuel-grade ethanol, partially offset by $2.4 million less in gross profit attributable to lower marketing volumes of third-party fuel-grade ethanol for the six months ended June 30, 2021 as compared to the same period in 2020.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit declined by $8.1 million to a gross profit of $24.6 million for the six months ended June 30, 2021 as compared to $32.7 million for the same period in 2020. Of this decline, $5.4 million is attributable to lower sales volumes and $2.7 million is attributed to lower margins from our specialty alcohols in the six months ended June 30, 2021 as compared to the same period in 2020.

Other Production Segment

Our other production segment’s gross profit improved by $17.5 million to a gross loss of $0.8 million for the six months ended June 30, 2021 as compared to a gross loss of $18.3 million for the same period in 2020. Of this improvement, $15.9 million is attributable to higher margins and $1.6 million is attributable to lower sales volumes at negative margins for the six months ended June 30, 2021 as compared to the same period in 2020.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Selling, general and administrative expenses	$7,230	$8,629	$(1,399)	(16.2)%	$14,244	$18,841	$(4,597)	(24.4)%
Percentage of net sales	2.4%	4.1%			2.8%	3.6%

Our SG&A expenses declined for the three and six months ended June 30, 2021 as compared to the same period in 2020. The period over period declines in SG&A expenses are primarily due to lower professional fees incurred in 2021, as compared to 2020 during which we were working extensively on our debt restructuring and asset sales efforts. We anticipate SG&A expenses of $27.0 million to $30.0 million for all of 2021.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Interest Expense, net	$1,045	$4,647	$(3,602)	(77.5)%	$2,930	$9,954	$(7,024)	(70.6)%
Percentage of net sales	0.4%	2.2%			0.6%	1.9%

Our interest expense declined for the three and six months ended June 30, 2021 as compared to the same period in 2020. The declines are primarily due to lower debt balances for 2021 as compared to 2020 as we paid down high interest rate debt in the second half of 2020 and continuing into 2021.

Net Income (Loss) Available to Common Stockholders

The following table presents our net income (loss) available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Net income (loss) available to common stockholders	$8,075	$14,649	$(6,574)	(44.9)%	$12,441	$(10,766)	$23,207	NM
Percentage of net sales	2.7%	6.9%			2.4%	(2.1)%

The decline in net income available to common stockholders for the three months ended June 30, 2021 as compared to the same period in 2020 is primarily due to significantly higher spot margins from sales of our high quality alcohol in the prior year period compared to predominately fixed-price sales in the current year period. The increase in net income available to common stockholders for the six months ended June 30, 2021 as compared to the same period in 2020 is primarily due to significantly higher margins from sales of our high quality alcohol in the first quarter of 2021 as compared to the same period in 2020. The first quarter of 2020 also included substantial sales of low- or negative-margin fuel-grade ethanol.

Liquidity and Capital Resources

During the six months ended June 30, 2021, we funded our operations primarily from cash generated by our operations, proceeds from the sale of our Madera facility, proceeds from lines of credit and cash on hand. These funds were also used to make payments on our term debt and our other credit facilities and for capital expenditures. As of June 30, 2021, we had $50.8 million in cash and cash equivalents and $15.0 million available for borrowing under Kinergy’s operating line of credit. We believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs for the next twelve months from the date of this report.

Quantitative Period-End Liquidity Status

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

	June 30, 2021	December 31, 2020	Change
Cash and cash equivalents	$50,796	$47,667	6.6%
Current assets	$244,250	$214,046	14.1%
Property and equipment, net	$221,327	$229,486	(3.6)%
Current liabilities	$110,744	$86,927	27.4%
Long-term debt, noncurrent portion	$56,848	$71,807	(20.8)%
Working capital	$133,506	$127,119	5.0%
Working capital ratio	2.21	2.46	(10.2)%

Restricted Net Assets

At June 30, 2021, we had approximately $245.7 million of net assets at our subsidiaries that were not available for transfer to Alto Ingredients, Inc. in the form of dividends, distributions, loans or advances due to restrictions contained in the credit facilities of the subsidiaries.

Changes in Working Capital and Cash Flows

Working capital improved to $133.5 million at June 30, 2021 from $127.1 million at December 31, 2020 as a result of an increase of $30.2 million in current assets, partially offset by an increase of $23.8 million in current liabilities.

Current assets increased primarily due to an increase in accounts receivable and higher inventory values due to increased commodity prices for both alcohol and corn from the prior period, partially offset by a reduction in assets held-for-sale as we completed the sale of our Madera facility.

Our current liabilities increased primarily due to an increase in accounts payable due to the timing of payments and an increase in derivative instruments, partially offset by a reduction in liabilities held-for-sale as we completed the sale of our Madera facility.

Our cash and cash equivalents increased by $3.1 million primarily due to $0.8 million in cash provided by our operating activities and $15.3 million in cash provided by our investing activities, partially offset by $13.0 million in cash used in our financing activities.

Cash provided by our Operating Activities

We generated $0.8 million in cash from our operating activities during the six months ended June 30, 2021, as compared to $45.7 million for the same period in 2020. Specific factors that contributed to the change in cash from our operating activities include:

●	a decrease of $49.1 million related to higher accounts receivable balances due to the timing of payments and higher commodity sales prices;

●	a decrease of $32.8 million related to higher inventories due to increased commodity prices; and

●	a net decrease of $11.8 million of held-for-sale assets and liabilities as we completed the sale of our Madera facility.

These amounts were partially offset by:

●	an increase of $25.4 million in our consolidated net income due to higher margins from our sales of specialty alcohols;

●	an increase of $20.3 million related to accounts payable due to the timing of payments; and

●	an increase in prepaid expenses of $9.0 million related to operating activities.

Cash provided by our Investing Activities

We generated $15.3 million of cash from our investing activities for the six months ended June 30, 2021, of which $19.5 million in cash was generated from the sale of our Madera facility, partially offset by $4.2 million for additions to property and equipment resulting from our capital expenditure projects.

Cash used in our Financing Activities

Cash used in our financing activities was $13.0 million for the six months ended June 30, 2021, which reflected net payments on term debt of $37.8 million, partially offset by proceeds of $24.4 million from Kinergy’s operating line of credit and $0.5 million in stock option exercises.

Kinergy’s Operating Line of Credit

Kinergy maintains an operating line of credit for an aggregate amount of up to $100.0 million. The credit facility matures on August 8, 2023. Interest accrues under the credit facility at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin ranging from 1.75% to 2.25%. The credit facility’s monthly unused line fee is 0.25% to 0.375% of the amount by which the maximum credit under the facility exceeds the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to Alto Ingredients, Inc. as reimbursement for management and other services provided by Alto Ingredients, Inc. to Kinergy are limited under the terms of the credit facility to $1.5 million per fiscal quarter. The credit facility also includes the accounts receivable of our wholly-owned subsidiary, Alto Nutrients, LLC, or Alto Nutrients, as additional collateral. Payments that may be made by Alto Nutrients to Alto Ingredients, Inc. as reimbursement for management and other services provided by Alto Ingredients, Inc. to Alto Nutrients are limited under the terms of the credit facility to $0.5 million per fiscal quarter. Alto Nutrients, one of our indirect wholly-owned subsidiaries, markets our essential ingredients and also provides raw material procurement services to our subsidiaries.

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

We believe Kinergy and Alto Nutrients are in compliance with the fixed-charge coverage ratio covenant as of the filing of this report. The following table sets forth the fixed-charge coverage ratio financial covenant and the actual results for the periods presented:

	Three Months Ended June 30,		Years Ended December 31,
	2021	2020	2020	2019

Fixed-Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	7.92	4.84	5.35	5.71
Excess	5.92	2.84	3.35	3.71

Alto Ingredients, Inc. has guaranteed all of Kinergy’s obligations under the credit facility. As of June 30, 2021, Kinergy had an outstanding balance of $56.9 million and $15.0 million of unused borrowing availability under the credit facility.

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

The Pekin Credit Facility and related agreements contain a variety of representations, warranties, covenants and events of default. Following a series of amendments and waivers among Alto Pekin, its lenders and their agent, certain terms of the agreements are as follows:

●	Interest accrues under the Pekin Credit Facility at an annual rate equal to the 30-day London Interbank Offered Rate, or LIBOR, plus 5.00%.

●	Alto Pekin is required to pay a monthly fee on any unused portion of the Pekin Revolving Loan at a rate of 0.75% per annum.

●	Alto Pekin and Alto ICP, LLC, or ICP, one of our indirect wholly-owned subsidiaries and the entity that holds one of our production facilities in Pekin, Illinois, are collectively required to maintain working capital of not less than 50% of the combined outstanding revolving lines of credit, which was $17.0 million at June 30, 2021; and an annual debt service coverage ratio of not less than 1.25 to 1.00, in addition to various other affirmative and negative covenants.

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

The ICP Credit Facility and related agreements contain a variety of representations, warranties, covenants and events of default. Following a series of amendments and waivers among ICP, its lenders and their agent, certain terms of the agreements are as follows:

●	Interest accrues under the ICP Credit Facility at an annual rate equal to the 30-day LIBOR plus 3.75%.

●	ICP is required to pay an annual nonrefundable commitment fee, calculated as 0.75% multiplied by the average daily positive difference between (i) the ICP Revolving Loan commitment (which may be reduced by ICP from time to time in increments of $0.5 million), minus (ii) the aggregate principal amounts outstanding under the ICP Revolving Loan.

●	ICP and Alto Pekin are collectively required to maintain working capital of not less than 50% of the combined outstanding revolving lines of credit, which was $17.0 million at June 30, 2021; and an annual debt service coverage ratio of not less than 1.50 to 1.00, in addition to various other affirmative and negative covenants.

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

Senior Secured Notes

On December 12, 2016, we entered into a Note Purchase Agreement with five accredited investors and sold $55.0 million in aggregate principal amount of senior secured notes to the investors in a private offering for aggregate gross proceeds of 97% of the principal amount of the notes sold. On June 26, 2017, we entered into a second Note Purchase Agreement with five accredited investors and sold an additional $13.9 million in aggregate principal amount of senior secured notes to the investors in a private offering for aggregate gross proceeds of 97% of the principal amount of the notes sold, and collectively with the notes previously sold, the Notes. The Notes are secured by a first-priority security interest in all of our equity interests in Alto Op Co., our subsidiary that indirectly holds our West Coast production assets.

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

In March 2020, ICP granted to the senior secured noteholders a security interest in certain of its personal property. In addition, Alto Central, LLC, or Alto Central, our subsidiary that indirectly holds our Pekin Campus assets, granted to the senior secured noteholders a security interest in certain of its personal property. Alto Central also pledged its equity interests in Alto Pekin and ICP in favor of the senior secured noteholders as additional collateral securing our obligations to the senior secured noteholders. Alto Op. Co also granted to the senior secured noteholders a security interest in certain of its personal property. We and certain subsidiaries also entered into intercreditor agreements with the ICP’s and Alto Pekin’s lenders, and the agent for our senior secured noteholders, to address issues of priority and the allocation of proceeds from asset sales.

On May 14, 2021, in connection with the sale of our Madera, California fuel-grade ethanol production facility, we repaid $19.3 million in principal on these Notes. As of the filing of this report, a balance of approximately $0.7 million remains on the Notes and we believe we are in compliance with the terms and conditions of the Notes.

CARES Act Loans

On May 4, 2020, Alto Ingredients, Inc. and Alto Pekin received loan proceeds from Bank of America, NA under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, through the Paycheck Protection Program administered by the U.S. Small Business Administration, or SBA. Alto Ingredients, Inc. received $6.0 million and Alto Pekin received $3.9 million in loan proceeds. The loans were to mature in two years and bear interest at a rate of 1.00% per annum. Under the terms of the loans, certain amounts may be forgiven if they are used for qualifying expenses as described in the CARES Act. We have applied for loan forgiveness for both loans. In June 2021, the SBA approved Alto Pekin’s forgiveness application for the full amount of $3.9 million. We can provide no assurance that we will be able to obtain forgiveness of all or any portion of the remaining loan.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and six months ended June 30, 2021 and 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2021 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our business depends on the continuing availability of rail, road, port, storage and distribution infrastructure. In particular, due to limited storage capacity at our production facilities and other considerations related to production efficiencies, our facilities depend on just-in-time delivery of corn. The production of alcohols also requires a significant and uninterrupted supply of other raw materials and energy, primarily water, electricity and natural gas. Local water, electricity and gas utilities may fail to reliably supply the water, electricity and natural gas that our production facilities need or may fail to supply those resources on acceptable terms. In the past, poor weather has caused disruptions in rail transportation, which slowed the delivery of fuel-grade ethanol by rail, the principal manner by which fuel-grade ethanol from our facilities located in the Midwest is transported to market. In addition, in 2020, we experienced closure of the Illinois River for lock repairs which required greater use of less cost-effective modes of product transport such as via rail and truck, which resulted in higher costs and negatively affected our results of operations.

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

Our Pekin Campus facilities have significant indebtedness. The terms of our loans associated with Pekin Campus facilities require amortizing payments of principal over the lives of the loans and our borrowing availability under our revolving credit facilities associated with those facilities periodically and automatically declines through the maturity dates of those facilities. Our indebtedness could:

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

We can provide no assurances that our remaining PPP loan will be forgiven, in whole or in part, or that any loan forgiven will not require repayment following an audit by the SBA.

On May 4, 2020, Alto Ingredients, Inc. and Alto Pekin received loan proceeds from Bank of America, NA under the CARES Act through the Paycheck Protection Program administered by the SBA. Alto Ingredients, Inc. received $6.0 million and Alto Pekin received $3.9 million in loan proceeds. As of the filing of this report, the $6.0 million loan to Alto Ingredients, Inc. remains outstanding. We can provide no assurances that we will be able to obtain forgiveness of all or any portion of the remaining loan. In addition, the SBA may audit our loan forgiveness applications and further examine our eligibility for forgiveness, including the facts and circumstances existing at the time the loans were made. We can provide no assurances that any loan forgiven will not require repayment following an audit by the SBA.

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

Although many trade groups, academics and governmental agencies have supported fuel-grade ethanol as a fuel additive that promotes a cleaner environment, others have criticized fuel-grade ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels and potentially depleting water resources. Some studies have suggested that corn-based ethanol is less efficient than ethanol produced from other feedstock and that it negatively impacts consumers by causing increased prices for dairy, meat and other food generated from livestock that consume corn. Additionally, critics of fuel-grade ethanol contend that corn supplies are redirected from international food markets to domestic fuel markets. If negative views of corn-based ethanol production gain acceptance, support for existing measures promoting use and domestic production of corn-based ethanol as a fuel additive could decline, leading to a reduction or repeal of federal ethanol usage mandates, which would materially and adversely affect the demand for fuel-grade ethanol. These views could also negatively impact public perception of the fuel-grade ethanol industry and acceptance of ethanol as an alternative fuel.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

●	fluctuations in the market prices of our products;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	the volume and timing of the receipt of orders for our products from major customers;

●	the coronavirus pandemic, including governmental and public responses to the pandemic;

●	competitive pricing pressures;

●	anticipated trends in our financial condition and results of operations;

●	changes in market valuations of companies similar to us;

●	stock market price and volume fluctuations generally;

●	regulatory developments or increased enforcement;

●	fluctuations in our quarterly or annual operating results;

●	additions or departures of key personnel;

●	our ability to obtain any necessary financing;

●	our financing activities and future sales of our common stock or other securities; and

●	our ability to maintain contracts that are critical to our operations.

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

For the three months ended June 30, 2021, in connection with satisfying our withholding requirements, we withheld the following number of shares of our common stock and remitted cash payments to cover the minimum withholding tax amounts, thereby effectively repurchasing from the employees such number of shares of our common stock at the following deemed purchase prices:

Month	Number of Shares Withheld	Deemed Purchase Price Per Share	Aggregate Purchase Price
April	457,597	$5.66	$2,590,000

Dividends

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of specified financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends.

For the three and six months ended June 30, 2021 and 2020, we accrued an aggregate of $0.3 million and $0.6 million, respectively, in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, but did not declare or pay cash dividends, as permitted under an agreement with the holders of our Series B Preferred Stock, in an effort to preserve liquidity.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit Number	Description
10.1	Asset Purchase Agreement dated April 23, 2021 by and among Pacific Ethanol Madera LLC, Alto Ingredients, Inc. and Seaboard Energy California, LLC (*) (**)
10.2	First Amendment to Asset Purchase Agreement dated as of July 30, 2021 by and among Seaboard Energy California, LLC, Pacific Ethanol Madera LLC and Alto Ingredients, Inc. (*) (**)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	Inline XBRL Instance Document (*)
101.SCH	Inline XBRL Taxonomy Extension Schema Document. (*)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (*)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (*)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (*)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (*)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (*)

(*)	Filed herewith.
(**)	The agreements filed as exhibits to this report contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTO INGREDIENTS, INC.

Dated: August 10, 2021	By:	/S/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)