Form 10-Q
period 2021-09-30
Alto Ingredients, Inc.
filed 2021-11-12
CIK 778164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 11, 2021, there were 72,799,485 shares of Alto Ingredients, Inc. common stock, $0.001 par value per share, and 896 shares of Alto Ingredients, Inc. non-voting common stock, $0.001 par value per share, outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2021	2020
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$36,029	$47,667
Accounts receivable, net (net of allowance for doubtful accounts of $360 and $260, respectively)	78,424	43,491
Inventories	58,117	37,925
Prepaid inventory	5,480	891
Derivative instruments	12,977	17,149
Assets held-for-sale	30,158	58,295
Other current assets	5,413	8,628
Total current assets	226,598	214,046
Property and equipment, net	224,319	229,486
Other Assets:
Right of use operating lease assets, net	12,715	11,046
Notes receivable	12,423	14,337
Intangible assets	2,678	2,678
Other assets	4,671	5,225
Total other assets	32,487	33,286
Total Assets	$483,404	$476,818

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2020.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	September 30,	December 31,
	2021	2020
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable – trade	$28,387	$13,047
Accrued liabilities	15,455	11,101
Current portion – operating leases	3,216	2,180
Current portion – long-term debt	17,687	25,533
Derivative instruments	2,735	—
Liabilities held-for-sale	10,500	19,542
Other current liabilities	6,468	15,524
Total current liabilities	84,448	86,927

Long-term debt, net of current portion	70,621	71,807
Operating leases, net of current portion	9,365	8,715
Other liabilities	13,774	13,134
Total Liabilities	178,208	180,583
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Alto Ingredients, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of September 30, 2021 and December 31, 2020; liquidation preference of $20,609 as of September 30, 2021	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 72,800 and 72,487 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	73	72
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	1,036,608	1,036,638
Accumulated other comprehensive loss	(3,878)	(3,878)
Accumulated deficit	(727,608)	(736,598)
Total Stockholders’ Equity	305,196	296,235
Total Liabilities and Stockholders’ Equity	$483,404	$476,818

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2020.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net sales	$305,556	$204,727	$822,400	$728,205
Cost of goods sold	308,955	183,797	796,729	688,983
Gross profit (loss)	(3,399)	20,930	25,671	39,222
Selling, general and administrative expenses	(5,533)	(6,404)	(19,777)	(25,245)
Asset impairments	—	—	(3,100)	—
Gain on litigation settlement	—	11,750	—	11,750
Income (loss) from operations	(8,932)	26,276	2,794	25,727
Interest expense, net	(429)	(4,199)	(3,359)	(14,153)
Income from loan forgiveness	5,973	—	9,860	—
Fair value adjustments	—	(6,856)	—	(7,497)
Other income (expense), net	256	(6)	641	(1,164)
Income (loss) before benefit for income taxes	(3,132)	15,215	9,936	2,913
Benefit for income taxes	—	—	—	—
Consolidated net income (loss)	(3,132)	15,215	9,936	2,913
Net loss attributed to noncontrolling interests	—	—	—	2,166
Net income (loss) attributed to Alto Ingredients, Inc.	$(3,132)	$15,215	$9,936	$5,079
Preferred stock dividends	$(319)	$(319)	$(946)	$(949)
Net income (loss) available to common stockholders	$(3,451)	$14,896	$8,990	$4,130
Net income (loss) per share, basic	$(0.05)	$0.25	$0.13	$0.07
Net income (loss) per share, diluted	$(0.05)	$0.24	$0.12	$0.07
Weighted-average shares outstanding, basic	71,383	58,503	71,002	55,620
Weighted-average shares outstanding, diluted	71,383	61,699	72,260	57,958

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Consolidated net income	$9,936	$2,913
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities:
Depreciation and amortization of intangibles	17,520	26,855
Asset impairments	3,100	—
Income from loan forgiveness	(9,860)	—
Non-cash compensation	2,282	2,012
Amortization of deferred financing fees	732	587
Fair value adjustments	—	7,497
Interest added to debt	—	133
Bad debt expense	140	1
Changes in operating assets and liabilities:
Accounts receivable	(35,072)	29,841
Inventories	(20,192)	22,863
Prepaid expenses and other assets	12,362	(234)
Prepaid inventory	(4,588)	313
Operating leases	(3,184)	(2,348)
Assets held-for-sale	(2,874)	1,012
Liabilities held-for-sale	1,467	9,345
Accounts payable and accrued expenses	8,483	(25,097)
Net cash (used in) provided by operating activities	(19,748)	75,693
Investing Activities:
Proceeds from Madera Sale	19,500	—
Proceeds from PAL Sale	—	19,896
Additions to property and equipment	(12,240)	(4,864)
Net cash provided by investing activities	7,260	15,032
Financing Activities:
Net proceeds from (payments on) Kinergy’s line of credit	38,198	(39,548)
Proceeds from stock option exercises	462	—
Principal payments on borrowings	(37,810)	(52,100)
Proceeds from warrant exercises	—	5,500
Proceeds from issuance of common stock	—	5,296
Proceeds from borrowings	—	9,860
Preferred stock dividends paid	—	—
Net cash provided by (used in) financing activities	850	(70,992)
Net change in cash and cash equivalents	(11,638)	19,733
Cash and cash equivalents at beginning of period	47,667	18,997
Cash and cash equivalents at end of period	$36,029	$38,730

Supplemental Cash Flow Information:
Interest paid	$3,194	$13,746
Accrued preferred stock dividends	$946	$949

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
Balances, January 1, 2021	927	$1	72,487	$72	$1,036,638	$(736,598)	$(3,878)	$—	$296,235
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	550	1	(186)	—	—	—	(185)
Stock-based compensation	—	—	—	—	804	—	—	—	804
Stock option exercises	—	—	124	—	462	—	—	—	462
Preferred stock dividends	—	—	—	—	—	(312)	—	—	(312)
Net income	—	—	—	—	—	4,678	—	—	4,678
Balances, March 31, 2021	927	$1	73,161	$73	$1,037,718	$(732,232)	$(3,878)	$—	$301,682
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(350)	—	(2,589)	—	—	—	(2,589)
Stock-based compensation	—	—	—	—	851	—	—	—	851
Preferred stock dividends	—	—	—	—	—	(315)	—	—	(315)
Net income	—	—	—	—	—	8,390	—	—	8,390
Balances, June 30, 2021	927	$1	72,811	$73	$1,035,980	$(724,157)	$(3,878)	$—	$308,019
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(11)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	628	—	—	—	628
Preferred stock dividends	—	—	—	—	—	(319)	—	—	(319)
Net loss	—	—	—	—	—	(3,132)	—	—	(3,132)
Balances, September 30, 2021	927	$1	72,800	$73	$1,036,608	$(727,608)	$(3,878)	$—	$305,196
Balances, January 1, 2020	927	$1	55,508	$56	$942,307	$(720,214)	$(2,370)	$7,265	$227,045
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(38)	(4)	3	—	—	—	(1)
Stock-based compensation	—	—	—	—	865	—	—	—	865
Issuances of common stock	—	—	421	4	278	—	—	—	282
Preferred stock dividends	—	—	—	—	—	(315)	—	—	(315)
Net loss	—	—	—	—	—	(25,100)	—	(2,056)	(27,156)
Balances, March 31, 2020	927	$1	55,891	$56	$943,453	$(745,629)	$(2,370)	$5,209	$200,720
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(409)	(1)	6	—	—	—	5
Stock-based compensation	—	—	—	—	576	—	—	—	576
Sale of interests in PAL	—	—	—	—	—	—	—	(5,099)	(5,099)
Preferred stock dividends	—	—	—	—	—	(315)	—	—	(315)
Net income (loss)	—	—	—	—	—	14,964	—	(110)	14,854
Balances, June 30, 2020	927	$1	55,482	$55	$944,035	$(730,980)	$(2,370)	$—	$210,741
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	1,501	1	18	—	—	—	19
Stock-based compensation	—	—	—	—	571	—	—	—	571
Issuances of common stock	—	—	1,000	1	5,013	—	—	—	5,014
Warrant exercise	—	—	5,500	6	13,969	—	—	—	13,975
Preferred stock dividends	—	—	—	—	—	(319)	—	—	(319)
Net income	—	—	—	—	—	15,215	—	—	15,215
Balances, September 30, 2020	927	$1	63,483	$63	$963,606	$(716,084)	$(2,370)	$—	$245,216

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

The Company had, as of September 30, 2021, a combined alcohol production capacity of 410 million gallons per year and produces, on an annualized basis, nearly 1.2 million tons of essential ingredients on a dry matter basis, such as dried yeast, corn gluten meal, corn gluten feed, and distillers grains and liquid feed used in commercial animal feed and pet foods. In addition, the Company markets, on an annualized basis, over 250 million gallons combined of its own alcohol production and third-party production. On November 5, 2021, the Company closed the sale of its Stockton facility, reducing its alcohol production capacity by 60 million gallons of fuel-grade ethanol per year.

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

As of September 30, 2021, the Company was operating at approximately 71% of its 410 million gallon annual production capacity. As market conditions change, the Company may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

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

Of the accounts receivable balance, approximately $59,997,000 and $35,839,000 at September 30, 2021 and December 31, 2020, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $360,000 and $260,000 as of September 30, 2021 and December 31, 2020, respectively. The Company recorded a bad debt recovery of $3,000 and no bad debt expense for the three months ended September 30, 2021 and 2020, respectively. The Company recorded bad debt expense of $140,000 and $1,000 for the nine months ended September 30, 2021 and 2020, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

2. ASSETS AND LIABILITIES HELD-FOR-SALE.

In October 2020, the Company’s Board of Directors approved a plan to sell the Company’s fuel-grade ethanol production facilities located in Madera and Stockton, California. As a result, the Company determined the related long-lived asset groups should be classified as held-for-sale. During the nine months ended September 30, 2021, the Company provided for an additional impairment charge of $1.2 million based on revised fair value estimates.

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

On November 5, 2021, the Company closed the sale of its Stockton facility for gross proceeds of $24.0 million in cash. With the net cash proceeds, the Company repaid its parent notes payable and the Pekin and ICP loans in full.

During 2021, the Company has agreed to sell certain assets of the Company’s idled facility in Canton, Illinois. As a result, the Company determined the related long-lived asset groups should be classified as held-for-sale at September 30, 2021. During the nine months ended September 30, 2021, the Company recorded an estimated impairment charge of $1.9 million based on fair value estimates.

The Company classified the following assets and liabilities as held-for-sale as of September 30, 2021 (in thousands):

	Stockton	Canton
Property and equipment, net	$19,535	$1,000
Right of use operating lease assets, net	9,623	—
Assets held-for-sale	$29,158	$1,000

	Stockton	Canton
Liabilities held-for-sale – operating leases	$10,500	$—

The Company classified the following assets and liabilities as held-for-sale as of December 31, 2020 (in thousands):

	Stockton	Madera
Property and equipment, net	$19,535	$29,013
Right of use operating lease assets, net	9,747	—
Assets held-for-sale	$29,282	$29,013

	Stockton	Madera
Operating lease obligations	$10,435	$—
Assessment financing	—	9,107
Liabilities held-for-sale	$10,435	$9,107

For the three months ended September 30, 2021, net sales attributed to the results of operations for Stockton and Madera were $1.5 million and $0, respectively. For the three months ended September 30, 2020, net sales attributed to the results of operations for Stockton and Madera were $0.2 million and less than $0.1 million, respectively. For the three months ended September 30, 2021, pre-tax income (loss) attributed to the results of operations for Stockton and Madera was income of $0.3 million and loss of $0.2 million, respectively. For the three months ended September 30, 2020, pre-tax loss attributed to the results of operations for Stockton and Madera was $1.8 million and $1.8 million, respectively.

For the nine months ended September 30, 2021, net sales attributed to the results of operations for Stockton and Madera were $2.0 million and $0, respectively. For the nine months ended September 30, 2020, net sales attributed to the results of operations for Stockton and Madera were $22.6 million and $22.5 million, respectively. For the nine months ended September 30, 2021, pre-tax loss attributed to the results of operations for Stockton and Madera was $1.9 million and $0.8 million, respectively. For the nine months ended September 30, 2020, pre-tax loss attributed to the results of operations for Stockton and Madera was $5.4 million and $5.4 million, respectively.

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

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Sales
Marketing and distribution:
Alcohol sales, gross	$112,391	$84,001	$255,702	$212,625
Alcohol sales, net	505	382	1,489	1,117
Intersegment sales	2,415	1,598	7,277	7,751
Total marketing and distribution sales	115,311	85,981	264,468	221,493
Pekin Campus production, recorded as gross:
Alcohol sales	$114,587	$77,075	$341,967	$255,737
Essential ingredient sales	46,016	27,619	140,670	101,123
Intersegment sales	293	197	920	877
Total Pekin Campus sales	160,896	104,891	483,557	357,737

Other production, recorded as gross:
Alcohol sales	$25,190	$11,765	$63,311	$120,797
Essential ingredient sales	6,867	3,885	19,261	36,806
Intersegment sales	259	420	896	1,121
Total Other production sales	32,316	16,070	83,468	158,724

Intersegment eliminations	(2,967)	(2,215)	(9,093)	(9,749)
Net sales as reported	$305,556	$204,727	$822,400	$728,205
Cost of goods sold:
Marketing and distribution	$105,902	$84,589	$245,606	$210,827
Pekin Campus production	169,721	80,280	468,972	302,120
Other production	35,613	20,718	87,055	181,382
Intersegment eliminations	(2,281)	(1,790)	(4,904)	(5,346)
Cost of goods sold as reported	$308,955	$183,797	$796,729	$688,983
Income (loss) before benefit for income taxes:
Marketing and distribution	$7,517	$(479)	$12,925	$3,808
Pekin Campus production	(11,830)	31,715	8,907	50,995
Other production	(4,856)	(7,173)	(12,463)	(40,990)
Corporate activities	6,037	(8,848)	567	(10,900)
	$(3,132)	$15,215	$9,936	$2,913
Depreciation:
Pekin Campus production	$4,372	$4,335	$13,043	$13,101
Other production	1,468	3,690	4,433	13,657
Corporate activities	11	30	44	97
	$5,851	$8,055	$17,520	$26,855
Interest expense (income):
Marketing and distribution	$295	$334	$721	$1,275
Pekin Campus production	176	1,243	767	4,922
Other production	—	141	182	199
Corporate activities	(42)	2,481	1,689	7,757
	$429	$4,199	$3,359	$14,153

The following table sets forth the Company’s total assets by operating segment (in thousands):

	September 30, 2021	December 31, 2020
Total assets:
Marketing and distribution	$149,316	$89,337
Pekin Campus production	239,275	234,439
Other production	83,217	102,409
Corporate assets	11,596	50,633
	$483,404	$476,818

4. INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, essential ingredients and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of valuation adjustments of $0 and $1,033,000 as of September 30, 2021 and December 31, 2020, respectively. Inventory balances consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Finished goods	$40,836	$25,154
Work in progress	5,539	4,333
Raw materials	10,148	7,074
Other	1,594	1,364
Total	$58,117	$37,925

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on alcohol sales and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price. In addition, the Company hedges anticipated sales of alcohol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and nine months ended September 30, 2021 and 2020, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and alcohols by entering into exchange-traded forward contracts or options for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net losses of $976,000 and gains of $1,582,000 as the change in the fair value of these contracts for the three months ended September 30, 2021 and 2020, respectively. The Company recognized net gains of $18,435,000 and $1,582,000 as the change in the fair value of these contracts for the nine months ended September 30, 2021 and 2020, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of September 30, 2021
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash collateral balance	Other current assets	$757
Commodity contracts	Derivative assets	$12,977	Derivative liabilities	$2,735

	As of December 31, 2020
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash collateral balance	Other current assets	$520
Commodity contracts	Derivative assets	$17,149	Derivative liabilities	$—

The classification and amounts of the Company’s recognized gains for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Losses
		Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2021	2020
Commodity contracts	Cost of goods sold	$(2,894)	$(531)

		Unrealized Gains
		Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2021	2020
Commodity contracts	Cost of goods sold	$1,918	$2,113

		Realized Gains
		Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2021	2020
Commodity contracts	Cost of goods sold	$21,449	$47

		Unrealized Gains (Losses)
		Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2021	2020
Commodity contracts	Cost of goods sold	$(3,014)	$1,535

6. DEBT.

Long-term borrowings are summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Kinergy line of credit	$70,710	$32,512
Pekin revolving loan	9,580	20,580
ICP revolving loan	7,384	9,384
Parent notes payable	723	25,533
CARES Act loans	—	9,860
	88,397	97,869
Less unamortized debt premium	—	230
Less unamortized debt financing costs	(89)	(759)
Less short-term portion	(17,687)	(25,533)
Long-term debt	$70,621	$71,807

Parent Notes Payable – On May 14, 2021, with proceeds from the Company’s sale of its Madera, California facility, the Company repaid $19.3 million of principal on its notes payable, resulting in an aggregate remaining balance of $0.7 million. On November 5, 2021, with proceeds from the Company’s sale of its Stockton, California facility, the Company repaid the remaining outstanding balance on these notes.

Pekin and ICP Revolving Loans – On November 5, 2021, with proceeds from the Company’s sale of its Stockton, California facility, the Company repaid in full the outstanding balances on these loans.

CARES Act Loans – On May 4, 2020, Alto Ingredients, Inc. and Alto Pekin, LLC, or Alto Pekin, received loan proceeds from Bank of America, NA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), through the Paycheck Protection Program administered by the U.S. Small Business Administration (“SBA”). Alto Ingredients, Inc. received $6.0 million and Alto Pekin received $3.9 million in loan proceeds. Under the terms of the loans, certain amounts may be forgiven if they are used for qualifying expenses as described in the CARES Act. In June 2021, the SBA approved Alto Pekin’s forgiveness application for the full amount of $3.9 million, and accordingly, the Company recognized income from loan forgiveness for the three months ended June 30, 2021. In September 2021, the SBA approved Alto Ingredients, Inc.’s forgiveness application for the full amount of $6.0 million, and accordingly, the Company recognized income from loan forgiveness for the three months ended September 30, 2021. The SBA may audit the loan forgiveness applications and further examine eligibility for forgiveness, including the facts and circumstances existing at the time the loans were made. The Company can provide no assurances that any loan forgiven will not require repayment following an audit by the SBA.

Maturities of Long-term Debt – The Company’s long-term debt matures as follows (in thousands):

December 31:
2021	$723
2022	16,964
2023	70,710
$88,397

Restrictions – At September 30, 2021, there were approximately $250.3 million of net assets at the Company’s subsidiaries that were not available for transfer to Alto Ingredients, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of the Company’s subsidiaries.

7. COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At September 30, 2021, the Company had entered into sales contracts with its major customers to sell certain quantities of alcohol and essential ingredients. The Company had open alcohol indexed-price contracts for 93,403,000 gallons as of September 30, 2021 and open fixed-price alcohol sales contracts totaling $242,181,000 as of September 30, 2021. The Company had open fixed-price sales contracts for essential ingredients totaling $18,448,000 and open indexed-price sales contracts of essential ingredients for 5,044,000 tons as of September 30, 2021. These sales contracts are scheduled for completion over the next twelve months.

Purchase Commitments – At September 30, 2021, the Company had indexed-price purchase contracts to purchase 33,233,000 gallons of alcohol and fixed-price purchase contracts to purchase $54,988,000 of alcohol from its suppliers. The Company had fixed-price purchase contracts to purchase $29,916,000 of corn from its suppliers as of September 30, 2021. The Company had fixed-price purchase contracts for natural gas totaling $4,464,000. The Company also had future commitments for certain capital projects totalling $19,100,000. These purchase commitments are scheduled to be satisfied through mid-2022.

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

For the three months ended September 30, 2021, the Retirement Plan’s net periodic expense was $22,000, comprised of $151,000 in interest cost and $109,000 in service cost, partially offset by $238,000 of expected return on plan assets. For the three months ended September 30, 2020, the Retirement Plan’s net periodic expense was $48,000, comprised of $173,000 in interest cost and $101,000 in service cost, partially offset by $226,000 of expected return on plan assets.

For the nine months ended September 30, 2021, the Retirement Plan’s net periodic expense was $66,000, comprised of $453,000 in interest cost and $327,000 in service cost, partially offset by $714,000 of expected return on plan assets. For the nine months ended September 30, 2020, the Retirement Plan’s net periodic expense was $144,000, comprised of $519,000 in interest cost and $303,000 in service cost, partially offset by $678,000 of expected return on plan assets.

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

For the three months ended September 30, 2021, the Postretirement Plan’s net periodic expense was $42,000, comprised of $10,000 of interest cost, $26,000 of service cost and $6,000 of amortization expense. For the three months ended September 30, 2020, the Postretirement Plan’s net periodic expense was $59,000, comprised of $38,000 of interest cost, $14,000 of service cost and $7,000 of amortization expense.

For the nine months ended September 30, 2021, the Postretirement Plan’s net periodic expense was $126,000, comprised of $30,000 of interest cost, $78,000 of service cost and $18,000 of amortization expense. For the nine months ended September 30, 2020, the Postretirement Plan’s net periodic expense was $177,000, comprised of $114,000 of interest cost, $42,000 of service cost and $21,000 of amortization expense.

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

Long-Lived Assets Held-for-Sale – The Company recorded its long-lived assets associated with its property and equipment held-for-sale at fair value at September 30, 2021 and December 31, 2020 of $20,535,000 and $48,548,000, respectively. The fair values of these assets are based on observable values for the assets through corroboration with market data and are designated as Level 3 inputs.

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

The following table summarizes recurring and nonrecurring fair value measurements by level at September 30, 2021 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$12,977	$12,977	$—	$—

Long-lived assets held-for-sale	30,158	—	—	30,158
	$43,135	$12,977	$—	$30,158

Liabilities:

Derivative financial instruments	$(2,735)	$(2,735)	$—	$—
	$(2,735)	$(2,735)	$—	$—

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2020 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$17,149	$17,149	$—	$—

Long-lived assets held-for-sale	58,295	—	—	58,295
Defined benefit plan assets(1)
(pooled separate accounts):
Large U.S. Equity(2)	5,470	—	5,470	—	31%
Small/Mid U.S. Equity(3)	2,605	—	2,605	—	15%
International Equity(4)	2,921	—	2,921	—	17%
Fixed Income(5)	6,592	—	6,592	—	37%
	$93,032	$17,149	$17,588	$58,295

Liabilities:

	$—	$—	$—	$—

(1)	Included in other assets in the consolidated balance sheets.
(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

10. EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30, 2021
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Alto Ingredients, Inc.	$(3,132)
Less: Preferred stock dividends	(319)
Basic and Diluted loss per share:
Loss available to common stockholders	$(3,451)	71,383	$(0.05)

	Three Months Ended September 30, 2020
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Alto Ingredients, Inc.	$15,215
Less: Preferred stock dividends	(319)
Basic income per share:
Income available to common stockholders	$14,896	58,503	$0.25
Add: Dilutive securities	—	3,196
Diluted income per share:
Income available to common stockholders	$14,896	61,699	$0.24

	Nine Months Ended September 30, 2021
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Alto Ingredients, Inc.	$9,936
Less: Preferred stock dividends	(946)
Basic income per share:
Income available to common stockholders	$8,990	71,002	$0.13
Add: Dilutive securities	—	1,258
Diluted income per share:
Income available to common stockholders	$8,990	72,260	$0.12

	Nine Months Ended September 30, 2020
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Alto Ingredients, Inc.	$5,079
Less: Preferred stock dividends	(949)
Basic income per share:
Income available to common stockholders	$4,130	55,620	$0.07
Add: Dilutive securities	—	2,338
Diluted income per share:
Income available to common stockholders	$4,130	57,958	$0.07

There were an additional aggregate potentially dilutive weighted-average shares of 964,000 from convertible securities outstanding for the three and nine months ended September 30, 2021 and 2020. These securities were not considered in calculating diluted net income per share for the three and nine months ended September 30, 2021 and 2020, as their effect would have been anti-dilutive.

11. PARENT COMPANY FINANCIALS.

Restricted Net Assets – At September 30, 2021, the Company had approximately $250.3 million of net assets at its subsidiaries that were not available for transfer to Alto Ingredients in the form of dividends, distributions, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

Parent company financial statements for the periods covered in this report are set forth below (in thousands):

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$7,038	$25,632
Receivables from subsidiaries	23,165	15,548
Other current assets	891	1,836
Total current assets	31,094	43,016

Property and equipment, net	98	142
Other Assets:
Investments in subsidiaries	255,904	246,518
Alto West, LLC receivable	27,592	42,649
Right of use operating lease assets, net	2,773	2,985
Other assets	796	1,088
Total other assets	287,065	293,240
Total Assets	$318,257	$336,398
Current Liabilities:
Accounts payable and accrued liabilities	$5,405	$2,001
Accrued Alto Op Co. purchase	3,829	3,829
Current portion of long-term debt	723	25,533
Other current liabilities	332	473
Total current liabilities	10,289	31,836

Long-term debt, net of current portion	—	5,564
Other liabilities	2,772	2,763
Total Liabilities	13,061	40,163
Stockholders’ Equity:
Preferred stock	1	1
Common and non-voting common stock	73	72
Additional paid-in capital	1,036,608	1,036,638
Accumulated other comprehensive loss	(3,878)	(3,878)
Accumulated deficit	(727,608)	(736,598)
Total Alto Ingredients, Inc. stockholders’ equity	305,196	296,235
Total Liabilities and Stockholders’ Equity	$318,257	$336,398

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Management fees from subsidiaries	$2,406	$2,802	$7,418	$8,928
Selling, general and administrative expenses	3,105	3,305	12,149	12,990
Loss from operations	(699)	(503)	(4,731)	(4,062)
Income from loan forgiveness	5,973	—	5,973	—
Interest income (expense), net	42	(1,490)	(1,689)	(4,787)
Fair value adjustments	—	(6,856)	—	(7,497)
Other income (expense)	295	(41)	1,513	(203)
Income (loss) before benefit for income taxes	5,611	(8,890)	1,066	(16,549)
Benefit for income taxes	—	—	—	—
Income (loss) before benefit for income taxes	5,611	(8,890)	1,066	(16,549)
Equity in income (losses) of subsidiaries	(8,743)	24,105	8,870	21,628
Net income (loss)	$(3,132)	$15,215	$9,936	$5,079

	For the Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net income	$9,936	$5,079
Adjustments to reconcile net income to cash used in operating activities:
Equity in (income) losses of subsidiaries	(8,870)	(21,628)
Income from loan forgiveness	(5,973)	—
Fair value adjustments	—	7,497
Depreciation	44	97
Amortization of debt discounts	409	(173)
Changes in operating assets and liabilities:
Accounts receivable	(7,617)	(288)
Other assets	1,449	1,184
Accounts payable and accrued expenses	(2,213)	(19)
Accounts payable with subsidiaries	32	—
Net cash used in operating activities	$(12,803)	$(8,251)
Investing Activities:
Additions to property and equipment	$—	$—
Net cash used in investing activities	$—	$—
Financing Activities:
Proceeds from issuances of common stock	$462	$5,296
Proceeds from plant receivables	15,057	5,813
Proceeds from warrant exercises	—	5,500
Proceeds from long-term debt	—	5,973
Payments on senior notes	(24,810)	(5,500)
Dividend from subsidiary	3,500	—
Preferred stock dividend payments	—	—
Net cash (used in) provided by financing activities	$(5,791)	$17,082
Net change in cash and cash equivalents	(18,594)	8,831
Cash and cash equivalents at beginning of period	25,632	4,985
Cash and cash equivalents at end of period	$7,038	$13,816

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

We operate five alcohol production facilities. Three of our production facilities are located in the Midwestern state of Illinois and two of our facilities are located in the Western states of Oregon and Idaho. We have an annual alcohol production capacity of 350 million gallons. We market all of the alcohols produced at our facilities as well as fuel-grade ethanol produced by third parties. In 2020, we marketed over 500 million gallons combined of our own alcohols as well as fuel-grade ethanol produced by third parties, and nearly 1.5 million tons of essential ingredients on a dry matter basis.

We report our financial and operating performance in three segments: (1) marketing and distribution, which includes marketing and merchant trading for Company-produced alcohols and essential ingredients on an aggregated basis, and third party fuel-grade ethanol, (2) Pekin production, which includes the production and sale of alcohols and essential ingredients produced at our Pekin, Illinois campus, or Pekin Campus, and (3) Other production, which includes the production and sale of fuel-grade ethanol and essential ingredients produced at all of our other production facilities on an aggregate basis, none of which are individually so significant as to be considered a reportable segment.

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

We are currently operating at approximately 83% of our estimated maximum annual production capacity. Our Magic Valley facility is currently idled, however, we are preparing to restart the facility during the fourth quarter. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

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

Our fuel-grade ethanol customers are located throughout the Western and Midwestern United States and consist of integrated oil companies and gasoline marketers who blend fuel-grade ethanol into gasoline. Our customers depend on us to provide a reliable supply of fuel-grade ethanol and manage the logistics and timing of delivery with very little effort on their part. Our customers collectively require fuel-grade ethanol volumes in excess of the supplies we produce at our facilities. We secure additional fuel-grade ethanol supplies from third-party fuel-grade ethanol producers. We arrange for transportation, storage and delivery of fuel-grade ethanol purchased by our customers through our agreements with third-party service providers in the Western United States as well as in the Midwest from a variety of sources.

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

Current Initiatives and Outlook

We made significant progress advancing our strategic initiatives in the third quarter by expanding our essential ingredients business and investing in infrastructure improvements. Subsequent to quarter-end, we also completed the realignment of our business.

In September, we launched our first project to produce enhanced protein at our dry mill in Magic Valley, Idaho by installing Harvesting Technology’s patented CoPromaxTM system. We chose this facility because of its location near cattle, poultry, pork and acquaculture markets to serve the growing demand for high protein feed. We plan to restart production at this facility by year-end and commission the new system in the first half of 2022. Once completed, we expect the CoPromax system to produce over 33,000 tons of feed annually with a protein content greater than 50%. The system will also increase corn oil yields by 50% to nearly 9.0 million pounds annually. We expect the combination of additional sales of corn oil and premium prices from high protein feed to contribute earnings before interest, taxes, depreciation and amortization, or EBITDA, of over $9.0 million annually based on current market prices, of which we expect a contribution of $5.0 million of EBITDA in 2022.

We plan to roll out the CoPromax system at our three other dry mills following its successful installation at our Magic Valley facility. Assuming similar economics across all four dry mills, we conservatively estimate that the systems will contribute EBITDA of $40.0 million annually, including additional EBITDA of $34.0 million in 2023 or 2024, or both. This initiative is one example of our efforts to grow and diversify our revenues and bolster the quantity and quality of our earnings.

In the third quarter, we completed our yeast facility expansion project. Our additional yeast production is fully contracted for sale through 2022. We expect to complete our feed dryer upgrades and achieve their full operation by year-end. Beginning in 2022, we anticipate that our yeast facility expansion and feed dryer upgrade projects will contribute EBITDA of approximately $5.0 million annually. We also completed the expansion of our annual corn oil production capacity by 4,000 tons at our Pekin campus, which we expect will contribute EBITDA of approximately $4.5 million annually starting in 2022. In addition to our yeast facility expansion, we are pursuing opportunities to expand our yeast product offerings to include higher quality, more versatile products marketable to the food industry.

We have completed the repair and maintenance shutdown, and infrastructure upgrade, of our Pekin campus wet mill. We upgraded the facility’s electrical infrastructure, improved redundancy in the facility’s cooling supply, and replaced condensers and pumps. This project has significantly improved the efficiency and reliability of the facility’s production capabilities to further support customer demand long-term. The project has also extended our planned outage schedule to 24-month intervals. The facility shutdown occurred during a period of volatile market conditions and reduced revenues and increased operating costs, resulting in a net loss for the third quarter. Following its restart, our Pekin campus wet mill returned to profitable operations in September.

We continue to work with new and existing customers to act as their certified producer of a growing variety of specialty alcohols used in common, everyday consumer goods, such as vinegars, spirits, mouthwash, cosmetics and cleaning supplies. To proactively address our customers’ growing needs, we are extending to our Pekin wet mill the certifications we obtained in 2020 for our ICP facility. We expect to complete these certifications by year-end, which will provide redundancy across our entire Pekin campus as well as further quality assurances to our customers.

Due to volatile commodity prices, customers are taking a more measured approach to contracting annual specialty alcohol volumes for 2022 as compared to prior years. As a result, we expect contract negotiations to extend through the rest of 2021. Nevertheless, we expect to contract for more specialty alcohol gallons in 2022 than in 2021.

In November, we completed the sale of our idled fuel-grade ethanol facility in Stockton, California for $24 million in cash. We retained the right to service our regional customer needs by using the facility’s terminal capabilities. We will also act as the facility’s exclusive marketer of fuel-grade ethanol when production resumes. The sale of our Stockton facility and the earlier sale of our Madera, California facility collectively remove approximately $4.0 million in annual negative EBITDA carrying costs for the idled facilities. The sale of our Stockton facility completes the realignment, which began over 21 months ago, of our business. This realignment has contributed significantly to the repayment of approximately $150.0 million in debt, achieving our goal of repayment by the end of 2021. Retiring this debt has also eliminated over $16.0 million in annual interest expense and has removed the structural and financial impediments that contributed to our prior financial challenges.

In total, we expect our capital improvement projects and cost savings from the realignment of our business to contribute $18.5 million of EBITDA in 2022 compared to 2021.

We anticipate full-year 2021 gross profit, on a consolidated basis, of at least $40.0 million, excluding any fourth quarter impact from derivatives. Many variables could materially impact this projected amount and our overall results, including highly volatile commodity prices, export conditions, and abnormally high logistical costs, including corn basis. Given unusually high positive short-term spreads in fuel-grade ethanol and corn, we have begun locking in margins for our fuel-grade ethanol production through year-end. Moreover, given the volatility we experienced in 2021 in the commodity markets, we have elected to lock in our utility costs for the next twelve months and lock in other variable input costs, including corn, through the first quarter of 2022 to mitigate risk.

We plan to reinvest in sustainable and profitable business segments, strengthening our core operations and further diversifying our product offerings in specialty alcohols and essential ingredients. In addition, we remain actively engaged with third parties to develop a carbon capture and sequestration program at our Pekin campus, which remains an important opportunity, especially given the tax credit enhancements for carbon capture and sequestration included in the Infrastructure Investment and Jobs Act. Finally, we are actively pursuing opportunities to extend our specialty alcohol business through accretive vertical integration.

Use of Non-GAAP Measures

Management believes that certain financial measures not in accordance with generally accepted accounting principles (“GAAP”) are useful measures of operations. The company defines EBITDA as unaudited net income (loss) attributed to Alto Ingredients, Inc. before interest expense, provision (benefit) for income taxes, and depreciation and amortization expense. Management provides this non-GAAP measure so that investors will have the same financial information that management uses, which may assist investors in properly assessing the company’s performance on a period-over-period basis. EBITDA is not a measure of financial performance under GAAP and should not be considered as an alternative to net income (loss) attributed to Alto Ingredients, Inc. or any other measure of performance under GAAP, or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. EBITDA has limitations as an analytical tool and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under GAAP.

Information reconciling forward-looking EBITDA to forward-looking net income (loss) attributed to Alto Ingredients, Inc. would require a forward-looking statement of net income (loss) attributed to Alto Ingredients, Inc. prepared in accordance with GAAP, which is unavailable to us without unreasonable effort. We are not able to provide a quantitative reconciliation of forward-looking EBITDA to forward-looking net income (loss) attributed to Alto Ingredients, Inc. because items required for reconciliation are uncertain, outside of our control and/or cannot be reasonably predicted, such as provision (benefit) for income taxes and net income (loss), that are not presently estimable.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2021	2020	Variance	2021	2020	Variance
Fuel-grade ethanol production gallons sold (in millions)	38.3	21.9	74.9%	118.6	148.0	(19.9)%
Specialty alcohol production gallons sold (in millions)	19.7	21.6	(8.8)%	63.1	74.9	(15.8)%
Third party fuel-grade ethanol gallons sold (in millions)	67.2	76.7	(12.4)%	180.5	213.0	(15.3)%
Total gallons sold (in millions)	125.2	120.2	4.2%	362.2	435.9	(16.9)%

Total gallons produced (in millions)	60.6	45.2	34.1%	182.2	209.1	(12.9)%

Production capacity utilization	59%	40%	47.5%	57%	54%	5.6%

Average sales price per gallon	$2.47	$1.71	44.4%	$2.27	$1.60	41.9%

Corn cost per bushel – CBOT equivalent	$6.09	$3.29	85.1%	$5.71	$3.49	63.6%
Average basis (1)	$0.89	$0.22	304.5%	$0.53	$0.29	82.8%
Delivered cost of corn	$6.98	$3.51	98.9%	$6.24	$3.78	65.1%

Total essential ingredients tons sold (in thousands)	305.6	255.5	19.6%	886.5	1,177.5	(24.7)%

Essential ingredients revenues as % of delivered cost of corn(2)	29.5%	50.2%	(41.2)%	33.8%	44.6%	(24.2)%
Average CBOT fuel-grade ethanol price per gallon	$2.25	$1.27	77.2%	$2.08	$1.20	73.3%
Average CBOT corn price per bushel	$5.59	$3.40	64.4%	$5.87	$3.49	68.2%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Essential ingredients revenues as a percentage of delivered cost of corn shows our yield based on sales of essential ingredients, including wet distillers grains and corn oil, generated from alcohol we produced.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent

Net sales	$305,556	$204,727	$100,829	49.3%	$822,400	$728,205	$94,195	12.9%
Cost of goods sold	308,955	183,797	125,158	68.1%	796,729	688,983	107,746	15.6%
Gross profit (loss)	$(3,399)	$20,930	$(24,329)	NM *	$25,671	$39,222	$(13,551)	(34.5)%
Percentage of net sales	(1.1)%	10.2%			3.1%	5.4%

*	Not meaningful.

Net Sales

The increase in our consolidated net sales for the three months ended September 30, 2021 as compared to the same periods in 2020 was primarily due to an increase in our average sales price per gallon and in our production gallons sold.

Our production gallons and our volume of essential ingredients sold increased for the three months ended September 30, 2021 as compared to the same period in 2020 primarily due to the operation of our Pekin dry mill in the third quarter of 2021, which was idled during the same period in 2020 due to significant logistical constraints arising from closure of the Illinois River for lock repairs, and continued contract sales of our specialty alcohols. Our third-party gallons sold declined as compared to the same period in 2020 because we focused our efforts on selling our own fuel-grade ethanol production.

The increase in our consolidated net sales for the nine months ended September 30, 2021 as compared to the same period in 2020 was primarily due to an increase in our average sales price per gallon, partially offset by a decrease in our total gallons sold.

Our production gallons, our third-party gallons and our volume of essential ingredients sold declined for the nine months ended September 30, 2021 as compared to the same period in 2020 due to an intentional reduction in our production and sale of fuel-grade ethanol as we continued our focus on more profitable operations. In addition, the prior year period includes gallons associated with our production facilities that have since been idled and/or sold. Moreover, we produced and sold fewer gallons of specialty alcohols due to lower spot sales in 2021 compared to 2020 as demand has abated in 2021 for sanitizers and disinfectants.

Three Months Ended September 30, 2021 and 2020

On a consolidated basis, our average sales price per gallon increased by 44% to $2.47 for the three months ended September 30, 2021 as compared to $1.71 for the same period in 2020. The average Chicago Board of Trade, or CBOT, fuel-grade ethanol price per gallon, increased 77% to $2.25 for the three months ended September 30, 2021 as compared to $1.27 for the same period in 2020.

Marketing Segment

Net sales of fuel-grade ethanol from our marketing segment reported gross, excluding intersegment sales, increased by $28.4 million, or 34%, to $112.4 million for the three months ended September 30, 2021 as compared to $84.0 million for the same period in 2020.

Our volume of third party fuel-grade ethanol gallons sold reported gross by our marketing segment declined by 8.5 million gallons, or 17%, to 43.0 million gallons for the three months ended September 30, 2021 as compared to 51.5 million gallons for the same period in 2020. At our marketing segment’s average sales price per gallon of $2.61 for the three months ended September 30, 2021, we generated $22.2 million less in net sales from our marketing segment from the 8.5 million fewer gallons of third-party fuel-grade ethanol sold gross in the three months ended September 30, 2021 as compared to the same period in 2020.

The $0.98 per gallon, or 60%, increase in our marketing segment’s average sales price per gallon for the three months ended September 30, 2021 as compared to the same period in 2020 resulted in a $51.0 million increase in our net sales from third-party fuel-grade ethanol sold reported gross by our marketing segment.

Our volume of third party fuel-grade ethanol gallons sold reported net by our marketing segment decreased by 1.0 million gallons, or 4%, to 24.2 million gallons for the three months ended September 30, 2021 as compared to 25.2 million gallons for the same period in 2020. The decrease in third-party fuel-grade ethanol gallons sold reported net decreased net sales by $0.4 million.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment increased by $37.5 million, or 49%, to $114.6 million for the three months ended September 30, 2021 as compared to $77.1 million for the same period in 2020. Our total volume of production gallons sold increased by 12.7 million gallons, or 35%, to 49.2 million gallons for the three months ended September 30, 2021 as compared to 36.5 million gallons for the same period in 2020. At our Pekin Campus production segment’s average sales price per gallon of $2.33 for the three months ended September 30, 2021, we generated $29.6 million in additional net sales from our Pekin Campus production segment from the 12.7 million additional gallons of alcohol sold in the three months ended September 30, 2021 as compared to the same period in 2020. The increase of $0.22, or 10%, in our Pekin Campus production segment’s average sales price per gallon in the three months ended September 30, 2021 as compared to the same period in 2020 improved our net sales from our Pekin Campus production segment by $7.9 million.

Net sales of essential ingredients increased by $18.4 million, or 67%, to $46.0 million for the three months ended September 30, 2021 as compared to $27.6 million for the same period in 2020. Our total volume of essential ingredients sold increased by 44,100 tons, or 24%, to 227,300 tons for the three months ended September 30, 2021 from 183,200 tons for the same period in 2020. At our average sales price per ton of $202.45 for the three months ended September 30, 2021, we generated an additional $8.9 million in net sales from the 44,100 additional tons of essential ingredients sold in the three months ended September 30, 2021 as compared to the same period in 2020. The increase of $51.69, or 34%, in our average sales price per ton for the three months ended September 30, 2021 as compared to the same period in 2020 increased our net sales from our Pekin Campus production segment by $9.5 million.

Other Production Segment

Net sales of alcohol from our other production segment increased by $13.4 million, or 114%, to $25.2 million for the three months ended September 30, 2021 as compared to $11.8 million for the same period in 2020. Our total volume of gallons sold increased by 1.8 million gallons, or 26%, to 8.8 million gallons for the three months ended September 30, 2021 as compared to 7.0 million gallons for the same period in 2020. At our other production segment’s average sales price per gallon of $2.86 for the three months ended September 30, 2021, we generated an additional $5.1 million in net sales from our other production segment from the 1.8 million additional gallons of alcohol sold in the three months ended September 30, 2021 as compared to the same period in 2020. The increase of $1.18, or 70%, in our other production segment’s average sales price per gallon for the three months ended September 30, 2021 as compared to the same period in 2020 improved our net sales from our other production segment by $8.3 million.

Net sales of essential ingredients increased by $3.0 million, or 77%, to $6.9 million for the three months ended September 30, 2021 as compared to $3.9 million for the same period in 2020. Our total volume of essential ingredients sold increased by 6,000 tons, or 8%, to 78,300 tons for the three months ended September 30, 2021 from 72,300 tons for the same period in 2020. At our average sales price per ton of $87.70 for the three months ended September 30, 2021, we generated an additional $0.5 million in net sales from the 6,000 additional tons of essential ingredients sold in the three months ended September 30, 2021 as compared to the same period in 2020. The increase of $33.97, or 63%, in our average sales price per ton for the three months ended September 30, 2021 as compared to the same period in 2020 increased our net sales from our other production segment by $2.5 million.

Nine Months Ended September 30, 2021 and 2020

On a consolidated basis, our average sales price per gallon increased by 42% to $2.27 for the nine months ended September 30, 2021 as compared to $1.60 for the same period in 2020. The average CBOT fuel-grade ethanol price per gallon, increased by 73% to $2.08 for the nine months ended September 30, 2021 as compared to $1.20 for the same period in 2020.

Marketing Segment

Net sales of fuel-grade ethanol from our marketing segment reported gross, excluding intersegment sales, increased by $43.1 million, or 20%, to $255.7 million for the nine months ended September 30, 2021 as compared to $212.6 million for the same period in 2020.

Our volume of third party fuel-grade ethanol gallons sold reported gross by our marketing segment declined by 35.7 million gallons, or 26%, to 103.2 million gallons for the nine months ended September 30, 2021 as compared to 138.9 million gallons for the same period in 2020. At our marketing segment’s average sales price per gallon of $2.48 for the nine months ended September 30, 2021, we generated $88.5 million less in net sales from our marketing segment from the 35.7 million fewer gallons of third-party fuel-grade ethanol sold reported gross in the nine months ended September 30, 2021 as compared to the same period in 2020.

The $0.95 per gallon, or 62%, increase in our marketing segment’s average sales price per gallon for the nine months ended September 30, 2021 as compared to the same period in 2020 resulted in a $131.6 million increase in our net sales from third-party fuel-grade ethanol sold reported gross by our marketing segment.

Our volume of third party fuel-grade ethanol gallons sold reported net by our marketing segment increased by 3.2 million gallons, or 4%, to 77.3 million gallons for the nine months ended September 30, 2021 as compared to 74.1 million gallons for the same period in 2020. The increase in third-party fuel-grade ethanol gallons sold reported net increased net sales by $0.4 million.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment increased by $86.3 million, or 34%, to $342.0 million for the nine months ended September 30, 2021 as compared to $255.7 million for the same period in 2020. Our total volume of production gallons sold increased by 12.7 million gallons, or 9%, to 157.4 million gallons for the nine months ended September 30, 2021 as compared to 144.7 million gallons for the same period in 2020. At our Pekin Campus production segment’s average sales price per gallon of $2.17 for the nine months ended September 30, 2021, we generated $27.6 million additional net sales from our Pekin Campus production segment from the 12.7 million additional gallons of alcohol sold in the nine months ended September 30, 2021 as compared to the same period in 2020. The increase of $0.41, or 23%, in our Pekin Campus production segment’s average sales price per gallon in the nine months ended September 30, 2021 as compared to the same period in 2020 improved our net sales from our Pekin Campus production segment by $58.7 million.

Net sales of essential ingredients increased by $39.6 million, or 39%, to $140.7 million for the nine months ended September 30, 2021 as compared to $101.1 million for the same period in 2020. Our total volume of essential ingredients sold increased by 22,100 tons, or 4%, to 660,900 tons for the nine months ended September 30, 2021 from 638,800 tons for the same period in 2020. At our average sales price per ton of $212.85 for the nine months ended September 30, 2021, we generated $4.7 million in additional net sales from the 22,100 additional tons of essential ingredients sold in the nine months ended September 30, 2021 as compared to the same period in 2020. The increase of $54.54, or 35%, in our average sales price per ton for the nine months ended September 30, 2021 as compared to the same period in 2020 increased our net sales from our Pekin Campus production segment by $34.9 million.

Other Production Segment

Net sales of alcohol from our other production segment declined by $57.5 million, or 48%, to $63.3 million for the nine months ended September 30, 2021 as compared to $120.8 million for the same period in 2020. Our total volume of gallons sold declined by 53.9 million gallons, or 69%, to 24.3 million gallons for the nine months ended September 30, 2021 as compared to 78.2 million gallons for the same period in 2020. At our other production segment’s average sales price per gallon of $2.61 for the nine months ended September 30, 2021, we generated $140.4 million less in net sales from the 53.9 million fewer gallons of alcohol sold in the nine months ended September 30, 2021 as compared to the same period in 2020. The increase of $1.06, or 68%, in our other production segment’s average sales price per gallon for the nine months ended September 30, 2021 as compared to the same period in 2020 improved our net sales from our other production segment by $82.9 million.

Net sales of essential ingredients declined by $17.5 million, or 48%, to $19.3 million for the nine months ended September 30, 2021 as compared to $36.8 million for the same period in 2020. Our total volume of essential ingredients sold declined by 313,100 tons, or 58%, to 225,600 tons for the nine months ended September 30, 2021 from 538,700 tons for the same period in 2020. At our average sales price per ton of $85.38 for the nine months ended September 30, 2021, we generated $26.7 million less in net sales from the 313,100 fewer tons of essential ingredients sold in the nine months ended September 30, 2021 as compared to the same period in 2020. The increase of $17.05, or 25%, in our average sales price per ton for the nine months ended September 30, 2021 as compared to the same period in 2020 increased our net sales from our other production segment by $9.2 million.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit (loss) declined to a loss of $3.4 million, representing a negative gross margin of 1.1%, for the three months ended September 30, 2021 compared to gross profit of $20.9 million, representing a gross profit margin of 10.2%, for the same period in 2020. Our consolidated gross profit declined to $25.7 million, representing a gross profit margin of 3.1%, for the nine months ended September 30, 2021 compared to $39.2 million, representing a gross profit margin of 5.4%, for the same period in 2020.

Our gross profit and gross profit margin declined for the three and nine months ended September 30, 2021 primarily due to an increase in corn and basis costs as well as costs associated with the shutdown of our Pekin wet mill for planned maintenance and upgrades as well as significantly higher margins during the three and nine months ended September 30, 2020 from spot sales of our specialty alcohol used in sanitizers and disinfectants which experienced unprecedented demand in 2020. In addition, while demand and prices for certain essential ingredients increased, industry-wide coproduct prices have, on average, lagged the rise in corn prices, resulting in declining coproduct returns for 2021 as compared to 2020.

Three Months Ended September 30, 2021 and 2020

Marketing Segment

Our marketing segment’s gross profit increased by $7.0 million to $7.3 million for the three months ended September 30, 2021 as compared to $0.3 million for the same period in 2020. Of this improvement, $8.5 million is attributable to higher margins from sales of third-party fuel-grade ethanol partially offset by $1.5 million attributable to lower marketing volumes of third-party fuel-grade ethanol for the three months ended September 30, 2021 as compared to the same period in 2020.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit declined by $32.9 million to a gross loss of $7.2 million for the three months ended September 30, 2021 as compared to gross profit of $25.7 million for the same period in 2020. Of this decline, $31.0 million is attributable to higher costs and resulting lower margins and $1.9 million is attributable to decreased sales volumes in the three months ended September 30, 2021 as compared to the same period in 2020. Costs were higher primarily due to the shutdown of our Pekin wet mill for maintenance and upgrades as well as higher corn costs.

Other Production Segment

Our other production segment’s gross profit improved by $1.5 million to a gross loss of $3.5 million for the three months ended September 30, 2021 as compared to a gross loss of $5.0 million for the same period in 2020. Of this improvement, $2.2 million is attributable to higher margins for fuel-grade ethanol, partially offset by $0.7 million attributable to decreased operating costs of plants idled and/or sold during the three months ended September 30, 2021 as compared to the same period in 2020.

Nine Months Ended September 30, 2021 and 2020

Marketing Segment

Our marketing segment’s gross profit improved by $8.4 million to $12.4 million for the nine months ended September 30, 2021 as compared to $4.0 million for the same period in 2020. Of this improvement, $12.8 million is attributable to higher margins from sales of third-party fuel-grade ethanol, partially offset by $4.4 million less in gross profit attributable to lower marketing volumes of third-party fuel-grade ethanol for the nine months ended September 30, 2021 as compared to the same period in 2020.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit declined by $41.0 million to a gross profit of $17.5 million for the nine months ended September 30, 2021 as compared to $58.5 million for the same period in 2020. Of this decline, $42.6 million is attributable to lower margins resulting from higher production input costs, partially offset by $1.6 million attributed to higher volumes sold in the nine months ended September 30, 2021 as compared to the same period in 2020. In addition, higher costs resulted from the shutdown of our Pekin wet mill for maintence and upgrades.

Other Production Segment

Our other production segment’s gross profit improved by $19.0 million to a gross loss of $4.2 million for the nine months ended September 30, 2021 as compared to a gross loss of $23.2 million for the same period in 2020. Of this improvement, $9.6 million is attributable to lower operating costs from idled and/or sold plants and $9.4 million is attributable to lower sales volumes at negative margins for the nine months ended September 30, 2021 as compared to the same period in 2020.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Selling, general and administrative expenses	$5,533	$6,404	$(871)	(13.6)%	$19,777	$25,245	$(5,468)	(21.7)%
Percentage of net sales	1.8%	3.1%			2.4%	3.5%

Our SG&A expenses declined for the three and nine months ended September 30, 2021 as compared to the same periods in 2020. The period over period declines in SG&A expenses are primarily due to lower professional fees incurred in 2021, as compared to 2020 during which we were working extensively on our debt restructuring and asset sales efforts. We anticipate SG&A expenses of $27.0 million to $30.0 million for all of 2021.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Interest Expense, net	$429	$4,199	$(3,770)	(89.8)%	$3,359	$14,153	$(10,794)	(76.3)%
Percentage of net sales	0.1%	2.1%			0.4%	1.9%

Our interest expense declined for the three and nine months ended September 30, 2021 as compared to the same periods in 2020. The declines are primarily due to lower debt balances for 2021 as compared to 2020 as we paid down high interest rate debt in the second half of 2020 and continuing into 2021.

Net Income (loss) Available to Common Stockholders

The following table presents our net income (loss) available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Net income (loss) available to common stockholders	$(3,451)	$14,896	$(18,347)	NM	$8,990	$4,130	$4,860	117.7%
Percentage of net sales	(1.1)%	7.3%			1.1%	0.6%

The decline in net income (loss) available to common stockholders for the three months ended September 30, 2021 as compared to the same period in 2020 is primarily due to the Pekin campus shut down costs for planned maintenance upgrades, and higher production input costs in 2021 as well as higher spot margins from sales of our specialty alcohols in the prior year period compared to predominately fixed-price sales in the current year period, partially offset by income from loan forgiveness, lower interest expense and the absence of any fair value adjustments. The increase in net income (loss) available to common stockholders for the nine months ended September 30, 2021 as compared to the same period in 2020 is primarily due to significantly higher margins from sales of our specialty alcohols in the first quarter of 2021 as compared to the same period in 2020 and income from loan forgiveness. The first quarter of 2020 also included substantial sales of low- or negative-margin fuel-grade ethanol.

Liquidity and Capital Resources

During the nine months ended September 30, 2021, we funded our operations primarily from proceeds from the sale of our Madera facility, proceeds from lines of credit and cash on hand. These funds were also used to make payments on our term debt and our other credit facilities and for capital expenditures. As of September 30, 2021, we had $36.0 million in cash and cash equivalents and $5.9 million available for borrowing under Kinergy’s operating line of credit. We anticipate capital expenditures to range between $7.0 million and $10.0 million in the fourth quarter of 2021. We believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs for at least the next twelve months from the date of this report.

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

	September 30, 2021	December 31, 2020	Change
Cash and cash equivalents	$36,029	$47,667	(24.4)%
Current assets	$226,598	$214,046	5.9%
Property and equipment, net	$224,319	$229,486	(2.3)%
Current liabilities	$84,448	$86,927	(2.9)%
Long-term debt, noncurrent portion	$70,621	$71,807	(1.7)%
Working capital	$142,150	$127,119	11.8%
Working capital ratio	2.68	2.46	8.9%

Restricted Net Assets

At September 30, 2021, we had approximately $250.3 million of net assets at our subsidiaries that were not available for transfer to Alto Ingredients, Inc. in the form of dividends, distributions, loans or advances due to restrictions contained in the credit facilities of the subsidiaries.

Changes in Working Capital and Cash Flows

Working capital improved to $142.2 million at September 30, 2021 from $127.1 million at December 31, 2020 as a result of an increase of $12.6 million in current assets and a decrease of $2.5 million in current liabilities.

Current assets increased primarily due to an increase in accounts receivable and higher inventory values due to increased commodity prices for both alcohol and corn from the prior period, partially offset by a reduction in assets held-for-sale as we completed the sale of our Madera facility.

Our current liabilities decreased primarily due to a reduction in liabilities held-for-sale as we completed the sale of our Madera facility and a reduction in the current portion of our long-term debt, partially offset by an increase in accounts payable and accrued liabilities due to the timing of payments and an increase in derivative instruments.

Our cash and cash equivalents declined by $11.6 million due to $19.7 million in cash used in our operating activities partially offset by $0.9 million in cash provided by our financing activities and $7.3 million in cash provided by our investing activities.

Cash used in Operating Activities

We used $19.7 million in cash in our operating activities during the nine months ended September 30, 2021, as compared to $75.7 million of cash provided by our operating activities for the same period in 2020. Specific factors that contributed to the change in cash from our operating activities include:

●	a decrease of $64.9 million related to higher accounts receivable balances primarily due to the timing of payments and higher commodity sales prices;

●	a decrease of $43.1 million related to higher inventories primarily due to increased commodity prices; and

●	a net decrease of $11.8 million of held-for-sale assets and liabilities as we completed the sale of our Madera facility.

These amounts were partially offset by:

●	an increase of $7.0 million in our consolidated net income primarily due to lower SG&A expenses, lower interest expense, and income from forgiveness of our CARES Act loans;

●	an increase of $33.6 million related to accounts payable due to the timing of payments; and

●	an increase in other assets of $12.6 million related to net changes in our derivative positions.

Cash provided by our Investing Activities

We generated $7.3 million of cash from our investing activities for the nine months ended September 30, 2021, of which $19.5 million in cash was generated from the sale of our Madera facility, partially offset by $12.2 million for additions to property and equipment resulting from our capital expenditure projects.

Cash provided by our Financing Activities

Cash provided by our financing activities was $0.9 million for the nine months ended September 30, 2021, which reflected proceeds of $38.2 million from Kinergy’s operating line of credit and $0.5 million in stock option exercises, partially offset by net payments on term debt of $37.8 million.

Kinergy’s Operating Line of Credit

Kinergy maintains an operating line of credit for an aggregate amount of up to $100.0 million. The credit facility matures on August 8, 2023. Interest accrues under the credit facility at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin ranging from 1.75% to 2.25%. The credit facility’s monthly unused line fee is 0.25% to 0.375% of the amount by which the maximum credit under the facility exceeds the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to Alto Ingredients, Inc. as reimbursement for management and other services provided by Alto Ingredients, Inc. to Kinergy are limited under the terms of the credit facility to $1.5 million per fiscal quarter. The credit facility also includes the accounts receivable of our indirect wholly-owned subsidiary, Alto Nutrients, LLC, or Alto Nutrients, as additional collateral. Payments that may be made by Alto Nutrients to Alto Ingredients, Inc. as reimbursement for management and other services provided by Alto Ingredients, Inc. to Alto Nutrients are limited under the terms of the credit facility to $0.5 million per fiscal quarter. Alto Nutrients, markets our essential ingredients and also provides raw material procurement services to our subsidiaries.

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

We believe Kinergy and Alto Nutrients are in compliance with the fixed-charge coverage ratio covenant as of the filing of this report. The following table sets forth the fixed-charge coverage ratio financial covenant and the actual results for the periods presented:

	Three Months Ended September 30,		Years Ended December 31,
	2021	2020	2020	2019

Fixed-Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	16.11	5.66	5.35	5.71
Excess	14.11	3.66	3.35	3.71

Alto Ingredients, Inc. has guaranteed all of Kinergy’s obligations under the credit facility. As of September 30, 2021, Kinergy had an outstanding balance of $70.7 million and $5.9 million of unused borrowing availability under the credit facility.

Alto Pekin Credit Facilities

On December 15, 2016, Alto Pekin, LLC, or Alto Pekin, one of our indirect wholly-owned subsidiaries and the entity that holds two of our production facilities in Pekin, Illinois, entered into a Credit Agreement, or the Pekin Credit Agreement, with 1st Farm Credit Services, PCA and CoBank, ACB, or CoBank. Under the terms of the Pekin Credit Agreement, Alto Pekin borrowed from 1st Farm Credit Services $64.0 million under a term loan facility that matured on August 20, 2021, or the Pekin Term Loan, and up to $32.0 million under a revolving term loan facility that was to mature on February 1, 2022, or the Pekin Revolving Loan, and together with the Pekin Term Loan, the Pekin Credit Facility.

On November 5, 2021, we closed the sale of our Stockton, California facility and, using net proceeds from the sale, repaid the Pekin Credit Facility in full.

ICP Credit Facilities

On September 15, 2017, ICP, Compeer Financial, PCA, or Compeer, and CoBank as agent, entered into a Credit Agreement, or the ICP Credit Agreement. Under the terms of the ICP Credit Agreement, ICP borrowed from Compeer $24.0 million under a term loan facility that matured on September 20, 2021, or the ICP Term Loan, and up to $18.0 million under a revolving term loan facility that was to mature on September 1, 2022, or the ICP Revolving Loan, and together with the ICP Term Loan, the ICP Credit Facility.

On November 5, 2021, we closed the sale of our Stockton, California facility and, using net proceeds from the sale, repaid the ICP Credit Facility in full.

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

On November 5, 2021, we closed the sale of our Stockton, California facility and, using net proceeds from the sale, repaid the Notes in full.

CARES Act Loans

On May 4, 2020, Alto Ingredients, Inc. and Alto Pekin, received loan proceeds from Bank of America, NA under the Coronavirus Aid, Relief, and Economic Security Act through the Paycheck Protection Program administered by the U.S. Small Business Administration, or SBA. Alto Ingredients, Inc. received $6.0 million and Alto Pekin received $3.9 million in loan proceeds. In June 2021, the SBA approved Alto Pekin’s forgiveness application for the full amount of $3.9 million, and accordingly, we recognized income from loan forgiveness for the three months ended June 30, 2021. In September 2021, the SBA approved Alto Ingredients, Inc.’s forgiveness application for the full amount of $6.0 million, and accordingly, we recognized income from loan forgiveness for the three months ended September 30, 2021. The SBA may audit the loan forgiveness applications and further examine eligibility for forgiveness, including the facts and circumstances existing at the time the loans were made. We can provide no assurances that any loan forgiven will not require repayment following an audit by the SBA.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and nine months ended September 30, 2021 and 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2021 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our specialty alcohols business has benefitted significantly from the coronavirus pandemic due to a substantial increase in demand for alcohol-based sanitizers and disinfectants. As the coronavirus pandemic abates, demand for alcohol-based sanitizers and disinfectants has declined, exerting downward pressure on prices for our specialty alcohols used in those products. In addition, higher industry production levels in response to the coronavirus pandemic and higher specialty alcohol supplies for sanitizers and disinfectants have exerted downward pressure on prices. Reduced demand and prices for our specialty alcohols used in sanitizers and disinfectants, or industry oversupply of those specialty alcohols, may materially and adversely affect our business, results of operations and liquidity.

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

We have incurred significant losses and negative operating cash flow in the past. For the three months ended September 30, 2021, we incurred consolidated net losses of approximately $3.1 million. For the years ended December 31, 2020 and 2019, we incurred consolidated net losses of approximately $17.3 million and $101.3 million, respectively. For the nine months ended September 30, 2021 and for the year ended December 31, 2019, we incurred negative operating cash flow of approximately $19.7 million and $23.4 million, respectively. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

For the three and nine months ended September 30, 2021 and 2020, we accrued an aggregate of $0.3 million and $0.9 million, respectively, in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, but did not declare or pay cash dividends, as permitted under an agreement with the holders of our Series B Preferred Stock, in an effort to preserve liquidity.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit Number	Description
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	Inline XBRL Instance Document (*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (*)

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTO INGREDIENTS, INC.

Dated: November 12, 2021	By:	/S/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)