Form 10-K
period 2021-12-31
Alto Ingredients, Inc.
filed 2022-03-15
CIK 778164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $431.1 million as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 11, 2022, there were 73,726,517 shares of the registrant’s common stock, $0.001 par value per share, and 896 shares of the registrant’s non-voting common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference certain information from the registrant’s proxy statement (the “Proxy Statement”) for the 2022 Annual Meeting of Stockholders to be filed on or before April 30, 2022.

i

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our ability to timely and successfully implement our strategic initiatives; our ability to continue as a going concern; our accounting estimates, assumptions and judgments; the demand for specialty alcohols and essential ingredients; the competitive nature of and anticipated growth in our industry; production capacity and goals; our ability to consummate acquisitions, if any, and integrate their operations successfully; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

ii

PART I

Item 1.	Business.

Business Overview

We are a leading producer and marketer of specialty alcohols and essential ingredients, and the largest producer of specialty alcohols in the United States.

We operate five alcohol production facilities. Three of our production facilities are located in the Midwestern state of Illinois and two of our facilities are located in the Western states of Oregon and Idaho. We have an annual alcohol production capacity of 350 million gallons. We market all of the alcohols produced at our facilities as well as fuel-grade ethanol produced by third parties. In 2021, we marketed approximately 480 million gallons combined of our own alcohols as well as fuel-grade ethanol produced by third parties, and over 1.2 million tons of essential ingredients on a dry matter basis. Through our recent acquisition of Eagle Alcohol Company LLC, or Eagle Alcohol, we now specialize in break bulk distribution of specialty alcohols.

We report our financial and operating performance in three segments: (1) marketing and distribution, which includes marketing and merchant trading for company-produced alcohols and essential ingredients on an aggregated basis, and third party fuel-grade ethanol, (2) Pekin production, which includes the production and sale of alcohols and essential ingredients produced at our Pekin, Illinois campus, or Pekin Campus, and (3) Other production, which includes the production and sale of renewable fuel and essential ingredients produced at all of our other production facilities on an aggregated basis, none of which are individually so significant as to be considered a reportable segment.

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

Production Segments

We produce specialty alcohols, renewable fuel and essential ingredients, focusing on four key markets: Health, Home & Beauty; Food & Beverage; Essential Ingredients; and Renewable Fuels. Products for the Health, Home & Beauty market include specialty alcohols used in mouthwash, cosmetics, pharmaceuticals, hand sanitizers, disinfectants and cleaners. Products for the Food & Beverage markets include grain neutral spirits used in alcoholic beverages and vinegar as well as corn germ used for corn oils. Products for Essential Ingredients markets include yeast, corn gluten and distillers grains used in commercial animal feed and pet foods. Our Renewable Fuels products include fuel-grade ethanol and distillers corn oil used as a feedstock for renewable diesel fuel.

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

We restarted our Magic Valley facility in November 2021 and we are now operating all of our production facilities. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

		Annual Production Capacity (estimated, in gallons)
Production Facility	Location	Fuel-Grade Ethanol	Specialty Alcohol
Pekin Campus	Pekin, IL	110,000,000	140,000,000
Magic Valley	Burley, ID	60,000,000	—
Columbia	Boardman, OR	40,000,000	—

Marketing and Distribution Segment

We market all of the alcohols and essential ingredients we produce at our facilities. We also market fuel-grade ethanol produced by third parties. Beginning in January 2022, we now break bulk and distribute specialty alcohols from our own production as well as from third-party producers.

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

Our renewable fuel customers are located throughout the Western and Midwestern United States and consist of integrated oil companies and gasoline marketers who blend fuel-grade ethanol into gasoline. Our customers depend on us to provide a reliable supply of fuel-grade ethanol and manage the logistics and timing of delivery with very little effort on their part. Our customers collectively require fuel-grade ethanol volumes in excess of the supplies we produce at our facilities. We secure additional fuel-grade ethanol supplies from third-party fuel-grade ethanol producers. We arrange for transportation, storage and delivery of fuel-grade ethanol purchased by our customers through our agreements with third-party service providers in the Western United States as well as in the Midwest from a variety of sources.

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

Business Strategy

Our goal is to expand our business as a leading producer and marketer of specialty alcohols and essential ingredients. The key elements of our business and growth strategy to achieve this objective include:

●	Focus on our customer relationships. We have repositioned our business to focus on specialty alcohols and essential ingredients. As a result, our business is service-oriented and focused on specialty products compared to a price-oriented business focused on commodity products. We strive to make our business ever more customer-centric to enable our premium services to support premium prices and new differentiated and higher-margin products.

●	Increase our break bulk capabilities. Through our acquisition of Eagle Alcohol, we plan to further diversify our business to focus on break bulk distribution of specialty alcohols. With the specialty alcohols we produce and purchase from other suppliers, we now can store, denature, package and resell alcohol in smaller sizes, including tank trucks, totes and drums, that garner a premium price to bulk specialty alcohols. We deliver to customers in the beverage, food, pharmaceutical and related-process industries using our own trucking fleet and common carriers.

●	Expand product offerings. We are pursuing initiatives to broaden our product offerings to appeal to a wider range of customers and uses in our key markets. For example, we have secured ISO 9001, ICH Q7 and EXCiPACT certifications at all of our Pekin Campus production facilities. These certifications appeal to customers with stringent quality demands and enable us to offer alcohol certified for use as an active pharmaceutical ingredient, or API, and as an excipient—an inactive component of a drug or medication, such as solvents, carriers or tinctures—in the pharmaceutical industry. We are reviewing additional certifications and product positioning within our key markets to expand the range of customers we serve and the uses our products support.

●	Implement new equipment and technologies. We are evaluating and plan to implement new equipment and technologies to increase our production yields, improve our operating efficiencies and reliability, reduce our overall carbon footprint, diversify our products and revenues, and increase our profitability as financial resources and market conditions justify these investments.

●	Evaluate and pursue strategic opportunities. We are examining opportunities to expand our business such as joint ventures, strategic partnerships, synergistic acquisitions and other opportunities. We intend to pursue these opportunities as financial resources and business prospects make these opportunities desirable.

Competitive Strengths

We are the largest producer of specialty alcohols in the United States. We believe that our competitive strengths include:

●	Our customer and supplier relationships. We have extensive and long-standing close customer and supplier relationships, both domestic and international, for our specialty alcohols and essential ingredients. We have an excellent reputation for developing specialty alcohols under stringent quality control standards, particularly at our Pekin Campus. Our quality management systems are supported by ISO 9001, ICH Q7 and EXCiPACT certifications which are viewed by our customers as important attestations of our quality control standards.

●	Barriers to entry. Our production facilities use specialized equipment, technologies and processes to achieve stringent quality controls, higher yields and efficient production of alcohols and essential ingredients. Our specialized equipment, technologies and processes, together with our quality management certifications, strict regulatory requirements, and close customer and supplier relationships create significant barriers to entry to new market participants.

●	Our experienced management. Our senior management team has a proven track record with significant operational and financial expertise and many years of experience in the alcohol production industry. Our senior executives have successfully navigated a wide variety of business and industry-specific challenges and deeply understand the business of successfully producing and marketing specialty alcohols and essential ingredients.

●	The strategic location of our Midwest production facilities. We operate three distinct but integrated production facilities at our Pekin Campus in the Midwest. We are able to participate from that location in the largest regional specialty alcohol market in the United States as well as international markets. In addition:

●	Our Midwest location enhances our overall hedging opportunities with a greater correlation to the highly-liquid physical and paper markets in Chicago.

●	Our Midwest location provides excellent logistical access via rail, truck and barge. In particular, barge access via the Illinois River to the Mississippi River enables us to efficiently bring our products to international markets.

●	The relatively unique wet milling process at one of our production facilities at our Pekin Campus allows us to extract the highest use and value from each component of the corn kernel. As a result, the wet milling process generates a higher level of cost recovery from corn than that produced at a dry mill.

●	Our Midwest location allows us deep market insight and engagement in major fuel-grade ethanol and feed markets, thereby improving pricing opportunities.

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

In 2020, we expanded our range of available product offerings within the health, home and beauty markets through quality management systems certifications. We have ISO 9001, ICH Q7 and EXCiPACT certifications at each of our Pekin Campus production facilities, all of which are viewed as important attestations of quality control standards. In particular, our ICH Q7 certification qualifies our specialty alcohols for use as an API, and our EXCiPACT certification qualifies our specialty alcohols for use as an excipient in the pharmaceutical industry. These certifications enable us to offer products to a wider group of customers and generally at more profitable margins.

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

According to the Renewable Fuels Association, the domestic fuel-grade ethanol industry produced 15.0 billion gallons of ethanol in 2021, up from 13.8 billion gallons in 2020. According to the United States Department of Energy, total annual gasoline consumption in the United States is approximately 123.5 billion gallons and total annual fuel-grade ethanol consumption represented approximately 11% of this amount in 2020. We anticipate that increased transportation and economic activity as the coronavirus pandemic subsides together with continued limited opportunities for gasoline refinery expansions and the growing importance of reducing CO2 emissions through the use of renewable fuels will generate additional growth in the demand for fuel-grade ethanol.

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

Customers

We market and sell through our wholly-owned subsidiary, Kinergy Marketing LLC, or Kinergy, all of the alcohols we produce. Kinergy also markets fuel-grade ethanol produced by third parties. We market and sell through our wholly-owned subsidiary, Alto Nutrients, LLC, all of the essential ingredients we produce. We also now sell break bulk quantities through Eagle Alcohol to customers in the beverage, food, pharma and related-process industries.

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

Our renewable fuel customers are located throughout the Western and Midwestern United States and consist of integrated oil companies and gasoline marketers who blend fuel-grade ethanol into gasoline. Our customers depend on us to provide a reliable supply of fuel-grade ethanol and manage the logistics and timing of delivery with very little effort on their part. Our customers collectively require fuel-grade ethanol volumes in excess of the supplies we produce at our facilities. We secure additional fuel-grade ethanol supplies from third-party fuel-grade ethanol plants in California and other third-party suppliers in the Midwest where a majority of fuel-grade ethanol producers are located. We arrange for transportation, storage and delivery of fuel-grade ethanol purchased by our customers through our agreements with third-party service providers in the Western United States as well as in the Midwest from a variety of sources.

We market our essential ingredient feed products to dairies and feedlots, in many cases located near our production facilities. These customers use our feed products for livestock as a substitute for corn and other sources of starch and protein. We sell our corn oil to poultry and biodiesel customers. We do not market essential ingredients from other producers.

Our Pekin Campus production segment generated $498.2 million, $330.4 million and $343.6 million in net sales for the years ended December 31, 2021, 2020 and 2019, respectively, from the sale of alcohols. Our Pekin Campus production segment generated $189.5 million, $130.3 million and $139.0 million in net sales for the years ended December 31, 2021, 2020 and 2019, respectively, from the sale of essential ingredients.

During 2021, 2020 and 2019, our Pekin Campus production segment sold an aggregate of approximately 213.0 million, 193.9 million and 218.5 million gallons of alcohols and 875,000, 829,000 and 913,000 tons of essential ingredients, respectively, on a dry matter basis.

Our other production segment generated $107.9 million, $137.7 million and $455.3 million in net sales for the years ended December 31, 2021, 2020 and 2019, respectively, from the sale of alcohols. Our other production segment generated $31.1 million, $40.9 million and $130.0 million in net sales for the years ended December 31, 2021, 2020 and 2019, respectively, from the sale of essential ingredients.

During 2021, 2020 and 2019, our other production segment sold an aggregate of approximately 37.6 million, 78.0 million and 272.5 million gallons of alcohols and 361,000, 619,000 and 1,908,000 tons of essential ingredients, respectively, on a dry matter basis.

Our marketing segment generated $381.2 million, $257.7 million and $356.9 million in net sales for the years ended December 31, 2021, 2020 and 2019, respectively, from the sale of all alcohols.

During 2021, 2020 and 2019, we produced or purchased from third parties and resold an aggregate of 479.6 million, 536.3 million and 819.4 million gallons of alcohols to approximately 99, 65 and 109 customers, respectively. For 2021, 2020 and 2019, sales to our three largest customers, Shell Trading US Company, Chevron Products USA and Valero Energy Corporation represented an aggregate of approximately 23%, 17% and 33%, of our net sales, respectively. For 2021, 2020 and 2019, sales to each of our other customers represented less than 10% of our net sales.

Suppliers

Production Segments

Our production operations depend upon various raw materials suppliers, including suppliers of corn, natural gas, electricity and water. The cost of corn is the most important variable cost associated with our alcohol production. We source corn for our plants using standard contracts, including spot purchase, forward purchase and basis contracts. When resources are available, we seek to limit the exposure of our production operations to raw material price fluctuations by purchasing forward a portion of our corn requirements on a fixed price basis and by purchasing corn and other raw materials futures contracts and options.

During 2021, 2020 and 2019, purchases of corn from our two largest suppliers represented an aggregate of approximately 14%, 25% and 41% of our total corn purchases, respectively, for those periods. Purchases from each of our other corn suppliers represented less than 10% of total corn purchases in each of 2021, 2020 and 2019.

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

During 2021, 2020 and 2019, we purchased and resold from third parties an aggregate of approximately 204 million, 163 million and 213 million gallons, respectively, of fuel-grade ethanol.

During 2021, 2020 and 2019, purchases of fuel-grade ethanol from our three largest third-party suppliers represented 76%, 62% and 53%, respectively, of our total third-party ethanol purchases for each of those periods. Purchases from each of our other third-party ethanol suppliers represented less than 10% of total third-party ethanol purchases in each of 2021, 2020 and 2019.

Production Facilities

We operate five production facilities. Three of our production facilities are located in the Midwestern state of Illinois and two of our facilities are located in the Western states of Oregon and Idaho. We have a combined annual alcohol production capacity of 350 million gallons. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility. The tables below provide an overview of our five production facilities.

Pekin Campus Production Facilities

	Pekin Wet Facility	Pekin Dry Facility	Pekin ICP Facility
Location	Pekin, IL	Pekin, IL	Pekin, IL
Operating status	Operating	Operating	Operating
Approximate maximum annual alcohol production capacity (in millions of gallons)	100	60	90
Approximate maximum annual specialty alcohol production capacity (in millions of gallons)	74	—	66
Production milling process	Wet	Dry	Dry
Primary energy source	Natural Gas	Natural Gas	Natural Gas

Western Production Facilities

	Magic Valley Facility	Columbia Facility
Location	Burley, ID	Boardman, OR
Operating status	Operating*	Operating
Approximate maximum annual fuel-grade ethanol production capacity (in millions of gallons)	60	40
Production milling process	Dry	Dry
Primary energy source	Natural Gas	Natural Gas

* Restarted operations in November 2021.

Commodity Risk Management

We employ various risk mitigation techniques. For example, we may seek to mitigate our exposure to commodity price fluctuations by purchasing forward a portion of our corn and natural gas requirements through fixed-price or variable-price contracts with our suppliers, as well as entering into derivative contracts for fuel-grade ethanol, corn and natural gas. To mitigate fuel-grade ethanol inventory price risks, we may sell a portion of our production forward under fixed- or index-price contracts, or both. We may hedge a portion of the price risks by entering into exchange-traded futures contracts and options. Proper execution of these risk mitigation strategies can reduce the volatility of our gross profit margins.

Specialty alcohols have relatively low price volatility and are usually priced at significant premiums to fuel-grade ethanol. The market price of fuel-grade ethanol is volatile, however, and subject to large fluctuations. Given the nature of our business, we cannot effectively hedge against extreme volatility or certain market conditions. For example, fuel-grade ethanol prices, as reported by the Chicago Board of Trade, or CBOT, ranged from $1.48 to $3.75 per gallon during 2021, from $0.81 to $1.62 per gallon during 2020 and from $1.25 to $1.70 per gallon during 2019; and corn prices, as reported by the CBOT, ranged from $4.84 to $7.73 per bushel during 2021, from $3.03 to $4.84 per bushel during 2020 and from $3.41 to $4.55 per bushel during 2019.

Marketing Arrangements

We market all the alcohols and essential ingredients produced at our facilities. In addition, we have exclusive fuel-grade ethanol marketing arrangements with two third-party ethanol producers, Calgren Renewable Fuels, LLC and Pelican Renewables, LLC, to market and sell their entire fuel-grade ethanol production volumes. Calgren Renewable Fuels, LLC owns and operates a fuel-grade ethanol production facility in Pixley, California with annual production capacity of 55 million gallons. Pelican Renewables, LLC, owns and operates a fuel-grade ethanol production facility in Stockton, California with annual production capacity of 60 million gallons.

Competition

We are the largest producer of specialty alcohols in the United States.

Other significant producers of specialty alcohols in the United States are Archer-Daniels-Midland Company, MGP Ingredients, Inc., Grain Processing Corporation, CIE and Greenfield Global Inc., which collectively make up a significant majority of the total installed specialty alcohol production capacity in the United States along with many smaller producers.

The largest producers of fuel-grade ethanol in the United States are POET, LLC, Valero Renewable Fuels Company, LLC, Archer-Daniels-Midland Company and Green Plains Inc., collectively with approximately 36% of the total installed fuel-grade ethanol production capacity in the United States. In addition, there are many mid-sized fuel-grade ethanol producers with several plants under ownership, smaller producers with one or two plants, and several fuel-grade ethanol marketers that create significant competition. Overall, we believe there are over 200 fuel-grade ethanol production facilities in the United States with a total installed production capacity of approximately 17.5 billion gallons and many brokers and marketers with whom we compete for sales of fuel-grade ethanol and its co-products.

Our fuel-grade ethanol also competes on a global market against production from other countries, such as Brazil, which may have lower production costs than United States producers. Lower feedstock input costs such as sugarcane used in Brazil as compared to corn used in the Unites States may give foreign producers a competitive advantage. In addition, fuel-grade ethanol from sugarcane feedstock qualifies as an advanced biofuel, unlike corn ethanol, allowing required parties to economically satisfy an advanced biofuel standard. Moreover, new products and production technologies are under continuous development, many of which, if adopted by competitors, could harm our ability to compete.

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

Governmental Regulation

Our business is subject to a wide range of federal, state and local laws and regulations directed at protecting public health and the environment, including those promulgated by the Occupational Safety and Health Administration, or OSHA, the U.S. Food and Drug Administration, or FDA, the EPA, and numerous state and local authorities. These laws, their underlying regulatory requirements and their potential enforcement, some of which are described below, impact, or may impact, nearly every aspect of our operations, including our production of alcohols (including distillation), our production of essential ingredients, our storage facilities, and our water usage, wastewater discharge, disposal of hazardous wastes and emissions, and other matters pertaining to our existing and proposed business by imposing:

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

Additional Environmental Regulations

In addition to the governmental regulations applicable to the alcohol production and marketing industry described above, our business is subject to additional federal, state and local environmental regulations, including regulations established by the EPA and state regulatory agencies related to water quality and air pollution control. We cannot predict the manner by which, or extent to which, these regulations will harm or help our business or the alcohol production and marketing industry in general.

Human Capital Resources

As of March 11, 2022, we had approximately 417 employees, including 415 full-time employees. Our human capital resources objectives include attracting and retaining well-qualified and highly skilled and motivated employees and executives. Our compensation program is designed to attract, retain and motivate these personnel. We use a mix of competitive salaries and other benefits to attract and retain employees and executives. As of March 11, 2022, approximately 45% of our employees were represented by a labor union and covered by a collective bargaining agreement. We have never had a work stoppage or strike and we consider our relations with our employees to be good.

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

Inflation, including as a result of commodity price inflation or supply chain constraints due to the war in Ukraine, may adversely impact our results of operations.

We have experienced inflationary impacts on key production inputs, wages and other costs of labor, equipment, services, and other business expenses. Commodity prices in particular have risen significantly over the past year. Inflation and its negative impacts could escalate in future periods.

Ukraine is the third largest exporter of grain in the world. Russia is one of the largest producers of natural gas and oil. The commodity price impact of the war in Ukraine has been a sharp rise in grain and energy prices, including corn and natural gas, two of our primary production input commodities. In addition, the war in Ukraine has and may continue to adversely affect global supply chains resulting in further commodity price inflation for our production inputs. Also, given high global grain prices, U.S. farmers may prefer to lock in prices and export additional volumes, reducing domestic grain supplies and resulting in further inflationary pressures.

We may not be able to include these additional costs in the prices of the products we sell. As a result, inflation may have a material adverse effect on our results of operations and financial condition.

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

The prices of our products are volatile and subject to large fluctuations. For example, the market price of fuel-grade ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which itself is highly volatile and difficult to forecast. Our fuel-grade ethanol sales are tied to prevailing spot market prices rather than long-term, fixed-price contracts. Fuel-grade ethanol prices, as reported by the CBOT, ranged from $1.48 to $3.75 per gallon in 2021, from $0.81 to $1.62 per gallon in 2020 and from $1.25 to $1.70 per gallon in 2019. In addition, even under longer-term, fixed-price contracts for our specialty alcohols, our customers may seek to renegotiate prices under those contracts during periods of falling prices or high price volatility. Fluctuations in the prices of our products may cause our results of operations to fluctuate significantly.

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

The effects of the coronavirus pandemic may materially and adversely affect our business, results of operations and liquidity.

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

We have incurred significant losses and negative operating cash flow in the past. For the years ended December 31, 2020 and 2019, we incurred consolidated net losses of approximately $17.3 million and $101.3 million, respectively. For the year ended December 31, 2019, we incurred negative operating cash flow of approximately $31.2 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials and wastes; and the health and safety of our employees. In addition, some of these laws and regulations require us to operate under permits that are subject to renewal or modification. These laws, regulations and permits often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or production facility shutdowns. In addition, we have made, and expect to make, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2021 fiscal year and that remain unresolved.

Item 2.	Properties.

Our corporate headquarters, located in Pekin, Illinois, consists of plants and facilities comprising our Pekin production segment and totaling 145 acres on land we own. In Sacramento, California, we lease office space totaling 10,000 square feet under a lease expiring in 2029. In St. Louis, Missouri, we lease warehouse space totaling approximately 84,000 square feet under a lease expiring in 2030. We have plants located in Boardman, Oregon, at a 25 acre facility, and Burley, Idaho, at a 25 acre facility. The land in Boardman, Oregon is leased under a lease expiring in 2076. We own the land in Burley, Idaho. The plants and facilities in Oregon and Idaho comprise our Other production segment. We also own 31 acres of property and equipment in Canton, Illinois, which is held-for-sale. See “Business—Production Facilities”.

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

Market Information

Our common stock trades on The Nasdaq Capital Market under the symbol “ALTO”. We also have non-voting common stock outstanding, which is convertible into our voting common stock, and which is not listed on an exchange.

Security Holders

As of March 11, 2022, we had 73,726,517 shares of common stock outstanding held of record by approximately 310 stockholders and 896 shares of non-voting common stock outstanding held of record by one stockholder. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 11, 2022, the closing sales price of our common stock on The Nasdaq Capital Market was $6.13 per share.

Performance Graph

The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on The NASDAQ Composite Index and The NASDAQ Clean Edge Green Energy Index, or Peer Group, in each case over the five-year period ended December 31, 2021.

The graph assumes $100 invested at the indicated starting date in our common stock and in each of The NASDAQ Composite Index and the Peer Group, with the reinvestment of all dividends. We have not paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns. This graph assumes that the value of the investment in our common stock and each of the comparison groups was $100 on December 31, 2016.

	12/16	12/17	12/18	12/19	12/20	12/21

Alto Ingredients, Inc.	100.00	47.89	9.06	6.84	57.16	50.63
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
NASDAQ Clean Edge Green Energy	100.00	132.05	116.05	165.57	471.59	459.13

Dividend Policy

We have never paid cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate that we will retain any earnings for use in the continued development of our business.

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of specified financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends. Further, the holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly in arrears. For the first nine months of 2019, we declared and paid in cash dividends on our outstanding shares of Series B Preferred Stock as they became due; however, for the fourth quarter of 2019, and for all of 2020, we accrued but did not declare or pay cash dividends under an agreement with the holders of our Series B Preferred Stock in an effort to preserve liquidity. During 2021, we declared and paid cash dividends on our outstanding shares of Series B Preferred Stock as they became due and paid in cash all accrued and unpaid dividends for 2019 and 2020 in respect of our Series B Preferred Stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved]

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a leading producer and marketer of specialty alcohols and essential ingredients, and the largest producer of specialty alcohols in the United States.

We operate five alcohol production facilities. Three of our production facilities are located in the Midwestern state of Illinois and two of our facilities are located in the Western states of Oregon and Idaho. We have an annual alcohol production capacity of 350 million gallons. We market all of the alcohols produced at our facilities as well as fuel-grade ethanol produced by third parties. In 2021, we marketed approximately 480 million gallons combined of our own alcohols as well as fuel-grade ethanol produced by third parties, and over 1.2 million tons of essential ingredients on a dry matter basis.

We report our financial and operating performance in three segments: (1) marketing and distribution, which includes marketing and merchant trading for Company-produced alcohols and essential ingredients on an aggregated basis, and third party fuel-grade ethanol, (2) Pekin production, which includes the production and sale of alcohols and essential ingredients produced at our Pekin, Illinois campus, or Pekin Campus, and (3) Other production, which includes the production and sale of renewable fuel and essential ingredients produced at all of our other production facilities on an aggregated basis, none of which are individually so significant as to be considered a reportable segment.

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

On January 14, 2022, we acquired Eagle Alcohol Company LLC, or Eagle Alcohol, for $14.0 million in cash plus an estimated net working capital adjustment of $1.3 million in cash. The members of Eagle Alcohol are eligible to receive up to an additional $14.0 million of contingent consideration, payable through a combination of cash and our common stock over the next five years, subject to the satisfaction of certain conditions.

Eagle Alcohol specializes in break bulk distribution of specialty alcohols. The company purchases bulk alcohol from suppliers, including us. Then it stores, denatures, packages, and resells alcohol products in smaller sizes, including tank trucks, totes, and drums, that garner a premium to bulk alcohols. Eagle Alcohol delivers products to customers in the beverage, food, pharma, and related-process industries via its own dedicated trucking fleet and common carrier. Eagle Alcohol generated over $35 million in revenues in 2021. Eagle Alcohol is now one of our wholly-owned subsidiaries, and its former president, Dan Croghan, who has many years of experience and expertise in the chemical and alcohol distribution industry, continues on as our employee.

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

We restarted our Magic Valley facility in November 2021 and we are now operating all of our production facilities. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

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

Current Initiatives and Outlook

We further advanced our strategic initiatives in the fourth quarter. During the quarter, we sold our Stockton, California fuel-grade ethanol production facility, which completed our efforts to optimize our asset base by divesting non-core assets in Nebraska and California.

Shortly prior to the fourth quarter, we launched our first project to produce enhanced protein at our dry mill in Magic Valley, Idaho by installing Harvesting Technology’s patented CoPromaxTM system. We chose this facility because of its location near cattle, poultry, pork and acquaculture markets to serve the growing demand for high protein feed. We restarted production at this facility in November and expect to commence expanded corn oil production in mid-2022. We expect full corn oil and protein feed production by year end. Once completed, we expect the CoPromax system to produce over 33,000 tons of feed annually with a protein content greater than 50%. The system will also increase corn oil yields by 50%, or nearly 9.0 million pounds annually. We expect the combination of additional sales of corn oil and premium prices from high protein feed to contribute over $9.0 million annually in earnings before interest, taxes, depreciation and amortization, or EBITDA, based on current market prices.

We plan to roll out the CoPromax system at our three other dry mills following its successful installation at our Magic Valley facility with the goal of having them fully operational by 2024. The total investment for all four facilities is $70.0 million. Assuming similar economics across all four dry mills, we estimate that the systems will contribute $34.0 million in EBITDA annually based on current market values. This initiative is one example of our efforts to grow and diversify our revenues and bolster the quantity and quality of our earnings.

We continue to work with new and existing customers to act as their certified producer of a growing variety of specialty alcohols used in common, everyday consumer goods, such as vinegars, spirits, mouthwash, cosmetics and cleaning supplies. To proactively address our customers’ growing needs, we extended to our Pekin wet mill in February 2022 the certifications we obtained for our ICP facility, thus creating full redundancy across our entire Pekin Campus. These certifications appeal to customers using high grade alcohols in Health, Home & Beauty products as well as distilled spirits. We believe the certifications help deepen existing customer relationships and enable new opportunities in domestic and export markets.

In January 2022, we completed the acquisition of Eagle Alcohol, an established leader in premium alcohol distribution. Eagle Alcohol expands the scope of our product offerings, our customer base and our commercial opportunities. We also expect the acquisition to accelerate our penetration into new markets and to lower our exposure to bulk alcohol price volatility, increasing our margins and creating new opportunities for organic growth. Eagle Alcohol fits perfectly into our strategic roadmap as we continue to raise the quality of our production to the highest grades of grain neutral spirits by further enhancing our distillation process, optimizing our production capabilities and integrating Eagle Alcohol’s strong distribution and sales services. We plan to invest $5.0 million in 2022 to further optimize specialty alcohol distribution and expect Eagle Alcohol to contribute $4.0 million in EBITDA for 2022 and between $8.0 million and $9.0 million in EBITDA annually starting in 2023, including synergies.

We plan to reinvest further in sustainable and profitable business segments, strengthening our core operations and further diversifying our product offerings in specialty alcohols and essential ingredients. We intend to expand corn storage at our Pekin Campus, which will increase our corn-buying flexibility and reduce our need to purchase product at premium prices when farmers and elevators are not shipping corn during holidays or unfavorable weather conditions. This capital improvement project represents an investment of approximately $6.0 million and is expected to yield over $2.0 million in EBITDA annually with a payback in less than three years beginning in the fourth quarter of 2022.

We are also evaluating an investment to bypass the local natural gas utility at our Pekin Campus, which we estimate would reduce natural gas prices by 11% based on 2021 values. This investment would also create an opportunity to sell renewable natural gas produced at our Pekin Campus directly into the pipeline in the future. The investment would be approximately $9.0 million in 2023 and yield a return of approximately $5.0 million in EBITDA annually beginning in 2024.

In addition, we remain actively engaged with third parties to evaluate a carbon capture and sequestration program at our Pekin Campus. Various alternatives are available, including development of the project as a standalone system sized to our facilities or interconnecting with other viable gathering and sequestration systems under development in proximity to our Pekin Campus.

Currently, we have contracted for sales of over 90 million gallons in specialty alcohols for 2022. This represents a 28% year-over-year increase in longer-term contracted sales volumes as compared to shorter-term sales arrangements, including spot sales, and excludes Eagle Alcohol’s contracted sales volumes. This increase is approximately equivalent to the increase in fixed-price specialty alcohol sales we contracted in 2021 compared to 2020. These sales, while still priced at a premium to fuel-grade ethanol, reflect tighter spreads to ethanol than we experienced in 2021 due to higher commodity prices as well as unusual swings in demand due to the pandemic. As demand and supply rebalance over time, we expect specialty alcohol margins to return to more stable and normalized levels.

Although our contracted volumes provide greater visibility into our anticipated results for 2022, extreme volatility in commodity prices, ongoing logistical constraints and the potential impact the war in Ukraine may have on corn supplies and other commodities prevent us from providing any specific 2022 revenue or gross profit guidance at this time. Nevertheless, we expect positive results throughout the year and anticipate that our cost-savings and other initiatives and our capital improvement projects completed in 2021 will contribute an additional $18 million in EBITDA for 2022, excluding our renewable fuels business. We also expect that the capital improvement projects outlined above will contribute an additional $45 million in EBITDA annually by the end of 2024, not including any additional benefits we may generate from carbon capture and sequestration or other projects that are under evaluation and development.

2021 Financial Performance Summary

Summary

Our consolidated net sales increased by $0.3 billion to $1.2 billion for 2021 from $0.9 billion for 2020. Our net income (loss) available to common stockholders increased by $60.6 million from a loss of $16.4 million for 2020 to income of $44.2 million for 2021.

Factors that contributed to our results of operations for 2021 include:

●	Net sales. Our net sales for 2021 increased by $0.3 billion, or 35%, to $1.2 billion for 2021 from $0.9 billion for 2020 as a result of an increase in our average sales price per gallon, partially offset by a decrease in total alcohol gallons sold.

o	Our average sales price per gallon increased by $0.83, or 51%, to $2.46 for 2021 from $1.63 for 2020. The increase was driven primarily by higher fuel-grade ethanol prices in the fourth quarter of 2021 due to supply constraints and higher prices for oil and gasoline. We expect fuel-grade ethanol prices to normalize as additional production moderates the supply and demand imbalance.

o	Our total gallons sold declined by 56 million gallons, or 10%, to 480 million gallons for 2021 from 536 million gallons for 2020.

●	Our fuel-grade ethanol production sales volume declined by 20 million gallons, or 11%, to 161 million gallons for 2021 from 181 million gallons for 2020, primarily from reduced production at our California facilities. Our California production facilities were sold in 2021.

●	Our specialty alcohol production sales volume declined by 1 million gallons, or 1%, to 90 million gallons for 2021 from 91 million gallons for 2020, as volumes declined slightly due to higher than normal spot sales in 2020 due to the pandemic. Although spot sales declined in 2021, our contracted sales increased significantly during the year as compared to 2020.

●	Our third-party sales volume declined by 35 million gallons, or 13%, to 229 million gallons for 2021 from 264 million gallons for 2020. We intentionally reduced sales of third-party fuel-grade ethanol to focus on sales of inventory from our own production.

●	Gross Profit. Our gross profit improved by $14.9 million to a gross profit of $67.8 million for 2021 from $52.9 million for 2020 as a result of substantially higher margins, particularly in the fourth quarter for fuel-grade ethanol, and due to strong demand for our specialty alcohols. In addition, we sold unprofitable fuel-grade ethanol production facilities, substantially reducing carrying costs.

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

Our consolidated average alcohol sales price increased by 51% to $2.46 per gallon for 2021 compared to $1.63 per gallon for 2020. The average price of fuel-grade ethanol as reported by the Chicago Board of Options Trade, or CBOT, increased 69% to $2.11 per gallon for 2021 compared to $1.25 per gallon for 2020. Our average delivered cost of corn increased 62% to $6.22 per bushel for 2021 from $3.84 per bushel for 2020. The average price of corn as reported by the CBOT increased 56% to $5.67 per bushel for 2021 from $3.63 per bushel for 2020.

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

Our inability to anticipate the factors described above or their relative importance, and adverse movements in the factors themselves, could result in declining or even negative gross profit margins over certain periods of time. Our ability to anticipate these factors or favorable movements in these factors may enable us to generate above-average gross profit margins. However, given the difficulty associated with successfully forecasting any of these factors, we are unable to estimate our future gross profit margins.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Years Ended December 31,			Percentage Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Renewable fuel production gallons sold (in millions)	161.1	181.0	421.3	(11.0)%	(57.0)%
Specialty alcohol production gallons sold (in millions)	89.5	90.9	69.7	(1.5)%	30.4%
Third-party renewable fuel gallons sold (in millions)	229.0	264.4	328.4	(13.4)%	(19.5)%
Total gallons sold (in millions)	479.6	536.3	819.4	(10.6)%	(34.5)%

Total gallons produced (in millions)	251.7	262.1	494.6	(4.0)%	(47.0)%

Production capacity utilization	60%	53%	82%	13.2%	(35.4)%

Average sales price per gallon	$2.46	$1.63	$1.61	50.9%	1.2%

Corn cost per bushel—CBOT equivalent	$5.70	$3.56	$3.83	60.1%	(7.0)%
Average basis(1)	$0.52	$0.28	$0.43	85.7%	(34.9)%
Delivered cost of corn	$6.22	$3.84	$4.26	62.0%	(9.9)%

Total essential ingredients tons sold (in thousands)	1,236.2	1,447.5	2,821.7	(14.6)%	(48.7)%

Essential ingredient revenues as % of delivered cost of corn(2)	33.7%	44.1%	35.1%	(23.6)%	25.6%
Average CBOT ethanol price per gallon	$2.11	$1.25	$1.39	68.8%	(10.1)%

Average CBOT corn price per bushel	$5.67	$3.63	$3.83	56.2%	(5.2)%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Essential ingredient revenues as a percentage of delivered cost of corn shows our yield based on sales of essential ingredients, including WDG and corn oil, generated from ethanol we produced.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

	Years Ended		Dollar Change	Percentage Change	Results as a Percentage of Net Sales for the Years Ended
	December 31,		Favorable	Favorable	December 31,
	2021	2020	(Unfavorable)	(Unfavorable)	2021	2020
	(dollars in thousands)
Net sales	$1,207,892	$897,023	$310,869	34.7%	100.0%	100.0%
Cost of goods sold	1,140,108	844,164	(295,944)	(35.1)%	94.4%	94.1%
Gross profit	67,784	52,859	14,925	28.2%	5.6%	5.9%
Selling, general and administrative expenses	(29,185)	(31,980)	2,795	8.7%	(2.4)%	(3.6)%
Gain on litigation settlement	—	11,750	(11,750)	(100.0)%	0.0%	1.3%
Gain on sale of assets	4,571	1,580	2,991	189.3%	0.4%	0.2%
Asset impairments	(3,100)	(24,356)	21,256	87.3%	(0.3)%	(2.7)%
Income from operations	40,070	9,853	30,217	306.7%	3.3%	1.1%
Income from loan forgiveness	9,860	—	9,860	NM	0.8%	0.0%
Interest expense	(3,587)	(17,943)	14,356	80.0%	(0.3)%	(2.0)%
Fair value adjustments	—	(9,959)	9,959	100.0%	0.0%	(1.1)%
Other income, net	1,208	750	458	61.1%	0.1%	0.1%
Income (loss) before income taxes	47,551	(17,299)	64,850	NM	3.9%	(1.9)%
Provision (benefit) for income taxes	1,469	(17)	(1,486)	NM	0.1%	(0.0)%
Consolidated net income (loss)	46,082	(17,282)	63,364	NM	3.8%	(1.9)%
Net loss attributed to noncontrolling interests	—	2,166	(2,166)	(100.0)%	0.0%	0.2%
Net income (loss) attributed to Alto Ingredients, Inc.	$46,082	$(15,116)	$61,198	NM	3.8%	(1.7)%
Preferred stock dividends	(1,265)	(1,268)	3	0.2%	(0.1)%	(0.1)%
Income allocated to participating securities	(600)	—	(600)	NM	(0.0)%	0.0%
Income (loss) available to common stockholders	$44,217	$(16,384)	$60,601	NM	3.7%	(1.8)%

Net Sales

The increase in our consolidated net sales for 2021 as compared to 2020 was primarily due to an increase in our average sales price per gallon for our alcohols and sales price per ton for our essential ingredients, partially offset by a decrease in our total gallons sold and volume of essential ingredients sold. Our average sales price per gallon increased predominately due to higher fuel-grade ethanol prices, particularly in the fourth quarter, from supply constraints and higher oil and gasoline prices. Our average sales price for our essential ingredients increased predominately due to the higher corn prices.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment increased by $167.8 million, or 51%, to $498.2 million for 2021 as compared to $330.4 million for 2020. Our total volume of production gallons sold increased 19.1 million gallons, or 10%, to 213.0 million gallons for 2021 as compared to 193.9 million gallons for 2020. At our Pekin Campus production segment’s average sales price per gallon of $2.34 for 2021, we generated $44.7 million in additional net sales from our Pekin Campus production segment from the additional 19.1 million gallons of alcohol sold in 2021 as compared to 2020. The increase of $0.63, or 37%, in our Pekin Campus production segment’s average sales price per gallon in 2021 as compared to 2020 improved our net sales from our Pekin Campus production segment by $123.1 million.

Net sales of essential ingredients increased $59.2 million, or 45%, to $189.5 million for 2021 as compared to $130.3 million for 2020. Our total volume of essential ingredients sold increased by 46,000 tons, or 6%, to 875,000 tons for 2021 from 829,000 tons for 2020. At our average sales price per ton of $216.59 for 2021, we generated an additional $10.0 million in net sales from the 46,000 additional tons of essential ingredients sold in 2021 as compared to 2020. The increase of $59.40, or 38%, in our average sales price per ton in 2021 as compared to 2020 increased our net sales from our Pekin Campus production segment by $49.2 million.

Marketing Segment

Net sales of fuel-grade ethanol from our marketing segment, excluding intersegment sales, increased by $123.5 million, or 48%, to $381.2 million for 2021 as compared to $257.7 million for 2020.

Our volume of third-party fuel-grade ethanol gallons sold reported gross by our marketing segment decreased by 23.0 million gallons, or 14%, to 140.9 million gallons for 2021 as compared to 163.9 million gallons for 2020. At our marketing segment’s average sales price per gallon of $2.69 for 2021, net sales were $61.9 million lower as a result of the 23.0 million fewer gallons sold in 2021 as compared to 2020. This decline was more than offset by the $1.13 increase in our sales price per gallon for 2021. The increase of $1.13, or 72%, in our average sales price per gallon in 2021 as compared to 2020 increased our net sales from our third party fuel-grade ethanol gallons sold by $185.4 million.

Our volume of third-party fuel-grade ethanol gallons sold reported net by our marketing segment decreased by 12.4 million gallons, or 12%, to 88.1 million gallons for 2021 as compared to 100.5 million gallons for 2020.

Other Production Segment

Net sales of alcohol from our other production segment decreased by $29.8 million, or 22%, to $107.9 million for 2021 as compared to $137.7 million for 2020. Our total volume of gallons sold decreased by 40.4 million gallons, or 52%, to 37.6 million gallons for 2021 as compared to 78.0 million gallons for 2020. At our other production segment’s average sales price per gallon of $2.87 for 2021, net sales were $115.9 million lower as a result of the 40.4 million fewer gallons sold in 2021 as compared to 2020. This decline was more than offset by the $1.10 increase in our sales price per gallon for 2021. The increase of $1.10, or 63%, in our average sales price per gallon in 2021 as compared to 2020 increased our net sales of alcohol from our other production segment by $86.1 million.

Net sales of essential ingredients decreased $9.8 million, or 24%, to $31.1 million for 2021 as compared to $40.9 million for 2020. Our total volume of essential ingredients sold decreased by 258,000 tons, or 42%, to 361,000 tons for 2021 from 619,000 tons for 2020. At our average sales price per ton of $86.00 for 2021, net sales were $22.2 million lower as a result of the 258,000 fewer tons sold in 2021 as compared to 2020. This decline was more than offset by the $19.96 increase in our sales price per ton for 2021. The increase of $19.96, or 30%, in our average sales price per ton in 2021 as compared to 2020 increased our net sales of essential ingredients from our other production segment by $12.4 million.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit improved to a gross profit of $67.8 million for 2021 from a gross profit of $52.9 million for 2020, representing a gross profit margin of 5.6% for 2021 compared to 5.9% for 2020. Our consolidated gross profit improved due to significantly higher margin sales for fuel-grade ethanol as we successfully managed our profitable production facilities, partially offset by modest declines in specialty alcohol sales volumes and compared to unusually high spot margins in 2020.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit declined by $20.5 million to a gross profit of $54.0 million for 2021 as compared to $74.5 million for 2020. Of this decline, $25.3 million is attributable to lower margins from our specialty alcohols, partially offset by $4.8 million in increased gross profit attributable to increased sales volumes in 2021 as compared to 2020. Margins in 2020 were unusually high due to strong spot price demand for sanitizers and disinfectants due to the coronavirus pandemic.

Marketing Segment

Our marketing segment’s gross profit increased by $5.2 million to $10.8 million for 2021 as compared to $5.6 million for 2020. Of this increase, $7.0 million is attributable to higher margins from sales of third-party fuel-grade ethanol, partially offset by $1.8 million attributable to lower marketing volumes of third-party fuel-grade ethanol in 2021 as compared to 2020.

Other Production Segment

Our other production segment’s gross profit improved by $30.2 million to a gross profit of $3.0 million for 2021 as compared to a gross loss of $27.2 million for 2020. Of this improvement, $33.4 million is attributable to an improved margin environment for fuel-grade ethanol, partially offset by a $3.2 million reduction in gross profit attributable to lower sales volumes in 2021 as compared to 2020.

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses decreased $2.8 million to $29.2 million for 2021 as compared to $32.0 million for the same period in 2020. SG&A expenses declined primarily due to reduced legal and consulting expenses as we completed many of our strategic realignment initiatives in 2020. We expect SG&A expenses of under $30 million for 2022.

Gain on Sale of Assets

Gain on sale of assets increased $3.0 million to $4.6 million for 2021 as compared to $1.6 million for the same period in 2020. The gains in 2021 reflect the sale of our Madera and Stockton facilities. The gains in 2020 reflect the sale of certain land at our Magic Valley facility. These gains are not expected to recur in future periods.

Asset Impairments

We assess the impairment of long-lived assets, including property and equipment, when events or changes in circumstances indicate that the fair value of an asset could be less than the net book value of the asset. In addition, prior to our sales of our Madera and Stockton, California production facilities, we reviewed quarterly their fair values compared to their estimated sales prices, less estimated selling costs. As a result, we recorded an aggregate impairment charge of $3.1 million for 2021.

Income from Loan Forgiveness

In 2020, we received loan proceeds of $9.9 million under the Coronavirus Aid, Relief, and Economic Security Act through the Paycheck Protection Program administered by the U.S. Small Business Administration, or SBA. In 2021, we requested and were granted forgiveness for the full amount, and accordingly, we recognized income from loan forgiveness in 2021. Income from loan forgiveness is not expected to recur in future periods.

Interest Expense

Interest expense decreased $14.3 million to $3.6 million for 2021 from $17.9 million for 2020. The decrease in interest expense is primarily due to substantial principal payments on our outstanding indebtedness during the year, resulting in significantly lower average debt balances for 2021.

Year Ended December 31, 2020, Compared to the Year Ended December 31, 2019

An analysis of our financial results comparing 2020 to 2019 can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 26, 2021, which is available free of charge on the Securities and Exchange Commission’s website at www.sec.gov.

Liquidity and Capital Resources

During the year ended December 31, 2021, we funded our operations primarily from cash flow from operations, cash proceeds from the sales of our Madera and Stockton facilities, proceeds from lines of credit and cash on hand. A portion of these funds was also used to repay in full our term debt and our other credit facilities and for capital expenditures. As of December 31, 2021, we had $50.6 million in cash and cash equivalents and $25.4 million available for borrowing under Kinergy’s operating line of credit. We anticipate capital expenditures to range between $22 million and $28 million in 2022. We believe we have sufficient liquidity to meet our anticipated working capital, debt service, capital expenditure and other liquidity needs for at least the next twelve months from the date of this report.

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

	December 31, 2021	December 31, 2020	Change
Cash and cash equivalents	$50,612	$47,667	6.2%
Current assets	$229,526	$214,046	7.2%
Property and equipment, net	$222,550	$229,486	(3.0)%
Current liabilities	$69,602	$86,927	(19.9)%
Long-term debt, noncurrent portion	$50,361	$71,807	(29.9)%
Working capital	$159,924	$127,119	25.8%
Working capital ratio	3.30	2.46	34.1%

Restricted Net Assets

At December 31, 2021, we had approximately $69.4 million of net assets at our subsidiaries that were not available to be transferred to Alto Ingredients, Inc. in the form of dividends, distributions, loans or advances due to restrictions contained in the credit facilities of the subsidiaries.

Changes in Working Capital and Cash Flows

Working capital improved to $159.9 million at December 31, 2021, from $127.1 million at December 31, 2020, as a result of an increase of $15.5 million in current assets and a decrease of $17.3 million in current liabilities.

Current assets increased primarily due to an increase in accounts receivable and higher inventory values due to increased commodity prices for both alcohol and corn from the prior period, partially offset by a reduction in assets held-for-sale as we completed the sales of our Madera and Stockton facilities.

Our current liabilities decreased primarily due to a reduction in liabilities held-for-sale as we completed the sales of our Madera and Stockton facilities and a reduction in the current portion of our long-term debt, partially offset by an increase in accounts payable and accrued liabilities due to the timing of payments and an increase in derivative instruments.

Our cash, cash equivalents and restricted cash increased by $13.9 million due to $26.8 million in cash provided by our operating activities and $27.1 million in cash provided by our investing activities, partially offset by $40.0 million in cash used in our financing activities.

Cash provided by our Operating Activities

We generated $26.8 million in cash from our operating activities during 2021, as compared to $71.7 million in 2020. Specific factors that contributed significantly to the change in cash from our operating activities include:

●	an increase of $74.1 million related to higher accounts receivable balances primarily due to the timing of payments and higher commodity sales prices;

●	an increase of $35.5 million related to higher inventories primarily due to increased commodity prices;

●	a reduction in the impact of noncash asset impairments on operating cash flows of $21.3 million;

●	income from debt forgiveness of $9.9 million; and

●	an increase in fair value adjustments of derivative instruments of $6.8 million.

These amounts were partially offset by:

●	an improvement in net income of $63.4 million;

●	an increase of $33.0 million in accounts payable and accrued expenses as commodity prices rose at the end of the year;

●	a reduction of $7.0 million in depreciation expense as we reduced the amount of fixed assets held-for-use; and

●	a decrease of $37.5 million in other assets due to position changes in derivative instruments.

Cash provided by our Investing Activities

We generated $27.1 million of cash from our investing activities for 2021, of which $24.0 million and $19.5 million in cash were generated from the sales of our Stockton and Madera facilities, respectively, partially offset by $16.4 million for additions to property and equipment resulting from our capital expenditure projects.

Cash used in our Financing Activities

Cash used in our financing activities was $40.0 million for 2021, which reflected payments on plant borrowings of $30.0 million, payments on our senior notes of $25.5 million and payments of preferred stock dividends of $2.9 million, partially offset by net proceeds of $17.9 million from Kinergy’s operating line of credit.

Kinergy’s Operating Line of Credit

Kinergy maintains an operating line of credit for an aggregate amount of up to $100.0 million. The credit facility matures on August 8, 2023. Interest accrues under the credit facility at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin ranging from 1.75% to 2.25%. The credit facility’s monthly unused line fee is 0.25% to 0.375% of the amount by which the maximum credit under the facility exceeds the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to Alto Ingredients, Inc. as reimbursement for management and other services provided by Alto Ingredients, Inc. to Kinergy are limited under the terms of the credit facility to $1.5 million per fiscal quarter. The credit facility also includes the accounts receivable of our indirect wholly-owned subsidiary, Alto Nutrients, LLC, or Alto Nutrients, as additional collateral. Payments that may be made by Alto Nutrients to Alto Ingredients, Inc. as reimbursement for management and other services provided by Alto Ingredients, Inc. to Alto Nutrients are limited under the terms of the credit facility to $0.5 million per fiscal quarter. Alto Nutrients markets our essential ingredients and also provides raw material procurement services to our subsidiaries.

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

We believe Kinergy and Alto Nutrients are in compliance with the fixed-charge coverage ratio covenant as of the filing of this report. The following table sets forth the fixed-charge coverage ratio financial covenant and the actual results for the periods presented:

	Years Ended December 31,
	2021	2020

Fixed Charge Coverage Ratio Requirement	2.00	2.00
Actual	13.32	5.35
Excess	11.32	3.35

Alto Ingredients, Inc. has guaranteed all of Kinergy’s obligations under the credit facility. As of December 31, 2021, Kinergy had an outstanding balance of $50.4 million and $25.4 million of unused borrowing availability under the credit facility.

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

CARES Act Loans

On May 4, 2020, Alto Ingredients, Inc. and Alto Pekin, received loan proceeds from Bank of America, NA under the Coronavirus Aid, Relief, and Economic Security Act through the Paycheck Protection Program administered by the SBA. Alto Ingredients, Inc. received $6.0 million and Alto Pekin received $3.9 million in loan proceeds. In June 2021, the SBA approved Alto Pekin’s forgiveness application for the full amount of $3.9 million, and accordingly, we recognized income from loan forgiveness for the three months ended June 30, 2021. In September 2021, the SBA approved Alto Ingredients, Inc.’s forgiveness application for the full amount of $6.0 million, and accordingly, we recognized income from loan forgiveness for the three months ended September 30, 2021. The SBA may audit the loan forgiveness applications and further examine eligibility for forgiveness, including the facts and circumstances existing at the time the loans were made. We can provide no assurances that any loan forgiven will not require repayment following an audit by the SBA.

Other Cash Obligations

As of December 31, 2021, we had future commitments for certain capital projects totaling $19.4 million. These commitments are scheduled to be satisfied through mid-2022.

In connection with our acquisition of Eagle Alcohol, we committed to payments of contingent consideration of up to $9.0 million in cash over the next three years if certain targets are met.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for 2021, 2020 or 2019.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting policies and related estimates, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition

We recognize revenue primarily from sales of alcohols and essential ingredients.

We have five alcohol production facilities from which we produce and sell alcohols to our customers through our subsidiary Kinergy. Kinergy enters into sales contracts with customers under exclusive intercompany sales agreements with each of our five production facilities. Kinergy also acts as a principal when it purchases third party fuel-grade ethanol which it resells to its customers. Finally, Kinergy has exclusive sales agreements with other third-party owned fuel-grade ethanol plants under which it sells their fuel-grade ethanol production for a fee plus the costs to deliver the ethanol to Kinergy’s customers. These sales are referred to as third-party agent sales. Revenue from these third-party agent sales is recorded on a net basis, with Kinergy recognizing its predetermined fees and any associated delivery costs.

We have five production facilities from which we produce and sell essential ingredients to our customers through our subsidiary Alto Nutrients. Alto Nutrients enters into sales contracts with essential ingredient customers under exclusive intercompany sales agreements with each of our five production facilities.

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

See “Note 4 – Segments” of the Notes to Consolidated Financial Statements for our revenue-breakdown by type of contract.

Impairment of Long-Lived Assets and Held-for-Sale Classification

Our long-lived assets have been primarily associated with our production facilities, reflecting their original cost, adjusted for depreciation and any subsequent impairment.

We assess the impairment of long-lived assets, including property and equipment, when events or changes in circumstances indicate that the fair value of an asset could be less than the net book value of the asset. Generally, we assess long-lived assets for impairment by first determining the forecasted, undiscounted cash flows each asset is expected to generate plus the net proceeds expected from the sale of the asset. If the total amount of the undiscounted cash flows is less than the carrying value of the asset, we then determine the fair value of the asset. An impairment loss would be recognized when the fair value is less than the related net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are estimates based on our experience and knowledge of our operations and the industry in which we operate. These estimates could be significantly affected by future changes in market conditions, the economic environment, including inflation, and the purchasing decisions of our customers.

We review our intangible assets with indefinite lives at least annually or more frequently if impairment indicators arise. In our review, we determine the fair value of these assets using market multiples and discounted cash flow modeling and compare it to the net book value of the acquired assets.

Assets held-for-sale are assessed for impairment by comparing the carrying value to their expected net sales proceeds. In 2019, we entered into a term sheet with Aurora Cooperative Elevator Company for the sale of our interest in two fuel-grade ethanol production facilities in Nebraska. We reviewed the criteria for held-for-sale classification of the long-lived assets associated with the pending transaction. Our analysis concluded that these long-lived assets should be classified as held-for-sale with a related impairment of $29.3 million to fair value. We did not recognize any other asset impairment charges in 2019.

In 2020, our Board of Directors approved a plan to sell our fuel-grade ethanol production facilities in Madera and Stockton, California, which were ultimately sold in 2021. We reviewed the criteria for held-for-sale classification of the long-lived assets associated with these asset groups. Our analysis concluded that these assets should be classified as held-for-sale as of December 31, 2020, and as such estimated the aggregate asset impairment of $22.3 million for 2020. We further evaluated the original estimate and recorded an additional asset impairment of $1.2 million for 2021. In 2021, we decided to sell our property and equipment located in Canton, Illinois. We reviewed the criteria for held-for-sale classification of the long-lived assets for this asset group. We concluded that these assets should be classified as held-for-sale as of December 31, 2021, and as such estimated the impairment of $1.9 million for 2021.

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

We had pre-tax consolidated income of $47.6 million for the year ended December 31, 2021. We had pre-tax consolidated losses of $17.3 million and $101.3 million for the years ended December 31, 2020 and 2019, respectively. Based on our current and prior results, we do not have significant evidence to support a conclusion that we will more likely than not be able to benefit from our remaining deferred tax assets. As such, we have recorded a valuation allowance against our net deferred tax assets.

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

We are exposed to various market risks, including changes in commodity prices as discussed below. Market risk is the potential loss arising from adverse changes in market rates and prices. In the ordinary course of business, we may enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in commodity prices. We do not have material exposure to interest rate risk. We do not expect to have any exposure to foreign currency risk as we conduct all of our transactions in U.S. dollars.

We produce alcohol and essential ingredients. Our business is sensitive to changes in the prices of ethanol and corn. In the ordinary course of business, we may enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in ethanol and corn prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We are subject to market risk with respect to ethanol and corn pricing. Ethanol prices are sensitive to global and domestic ethanol supply; crude-oil supply and demand; crude-oil refining capacity; carbon intensity; government regulation; and consumer demand for alternative fuels. Our alcohol sales are priced using contracts that are either based on a fixed price or an indexed price tied to a specific market, such as the CBOT or the Oil Price Information Service. Under these fixed-priced arrangements, we are exposed to risk of a decrease in the market price of ethanol between the time the price is fixed and the time the alcohol is sold.

We satisfy our physical corn needs, the principal raw material used to produce alcohol and essential ingredients, based on purchases from our corn vendors. Generally, we determine the purchase price of our corn at or near the time we begin to grind. Additionally, we also enter into volume contracts with our vendors to fix the purchase price. As such, we are also subject to market risk with respect to the price of corn. The price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global supply and demand. Under the fixed price arrangements, we assume the risk of a decrease in the market price of corn between the time the price is fixed and the time the corn is utilized.

Essential ingredients are sensitive to various demand factors such as numbers of livestock on feed, prices for feed alternatives and supply factors, primarily production of ethanol co-products by ethanol plants and other sources.

As noted above, we may attempt to reduce the market risk associated with fluctuations in the price of ethanol or corn by employing a variety of risk management and hedging strategies. Strategies include the use of derivative financial instruments such as futures and options executed on the CBOT and/or the New York Mercantile Exchange, as well as the daily management of physical corn.

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized net gains of $21.6 million, $14.8 million and $0.6 million related to the change in the fair values of these contracts for the years ended December 31, 2021, 2020 and 2019, respectively.

At December 31, 2021, we prepared a sensitivity analysis to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The analysis uses average CBOT prices for the year and does not factor in future contracted volumes. The results of this analysis for the year ended December 31, 2021, which may differ materially from actual results, are as follows (in millions):

Commodity	Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	250.6	Gallons	$52.9
Corn	89.5	Bushels	$50.7

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the financial statements, which begin at page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2021 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

RSM US LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2021. That report is included in Part IV of this report.

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

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Item 14.	Principal Accountant Fees and Services.

The information under the caption “Audit Matters—Principal Accountant Fees and Services,” appearing in the Proxy Statement, is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

Alto Ingredients, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alto Ingredients, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2022, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Rochester, Minnesota

March 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

Alto Ingredients, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Alto Ingredients, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements of the Company and our report dated March 14, 2022, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Rochester, Minnesota

March 14, 2022

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value)

	December 31,
ASSETS	2021	2020

Current Assets:
Cash and cash equivalents	$50,612	$47,667
Restricted cash	11,513	520
Accounts receivable, net of allowance for doubtful accounts of $378 and $260, respectively	86,888	43,491
Inventories	54,373	37,925
Derivative assets	15,839	17,149
Assets held-for-sale	1,000	58,295
Other current assets	9,301	8,999
Total current assets	229,526	214,046

Property and equipment, net	222,550	229,486
Other Assets:
Right of use operating lease assets, net	13,413	11,046
Notes receivable	11,641	14,337
Other assets	7,823	7,903
Total other assets	32,877	33,286
Total Assets	$484,953	$476,818

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except shares and par value)

	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2021	2020
Current Liabilities:
Accounts payable – trade	$23,251	$13,047
Accrued liabilities	21,307	11,101
Current portion – operating leases	3,909	2,180
Current portion – long-term debt, net	—	25,533
Derivative liabilities	13,582	—
Liabilities held-for-sale	—	19,542
Other current liabilities	7,553	15,524
Total current liabilities	69,602	86,927

Long-term debt, net of current portion	50,361	71,807
Operating leases, net of current portion	9,382	8,715
Other liabilities	10,394	13,134
Total Liabilities	139,739	180,583
Commitments and contingencies (Notes 1, 7, 8, 9 and 14)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A: 1,684,375 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of December 31, 2021 and 2020; liquidation preference of $18,075 as of December 31, 2021	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 72,777,694 and 72,486,962 shares issued and outstanding as of December 31, 2021 and 2020, respectively	73	72
Non-voting common stock, $0.001 par value; 3,553,000 shares authorized; 896 shares issued and outstanding as of December 31, 2021 and 2020	—	—
Additional paid-in capital	1,037,205	1,036,638
Accumulated other comprehensive loss	(284)	(3,878)
Accumulated deficit	(691,781)	(736,598)
Total stockholders’ equity	345,214	296,235
Total Liabilities and Stockholders’ Equity	$484,953	$476,818

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Net sales	$1,207,892	$897,023	$1,424,881
Cost of goods sold	1,140,108	844,164	1,434,819
Gross profit (loss)	67,784	52,859	(9,938)
Selling, general and administrative expenses	(29,185)	(31,980)	(35,453)
Gain on litigation settlement	—	11,750	—
Gain on sale of assets	4,571	1,580	—
Asset impairments	(3,100)	(24,356)	(29,292)
Income (loss) from operations	40,070	9,853	(74,683)
Income from loan forgiveness	9,860	—	—
Interest expense, net	(3,587)	(17,943)	(20,206)
Loss on debt extinguishment	—	—	(6,517)
Fair value adjustments	—	(9,959)	—
Other income, net	1,208	750	104
Income (loss) before provision (benefit) for income taxes	47,551	(17,299)	(101,302)
Provision (benefit) for income taxes	1,469	(17)	(20)
Consolidated net income (loss)	46,082	(17,282)	(101,282)
Net loss attributed to noncontrolling interests	—	2,166	12,333
Net income (loss) attributed to Alto Ingredients, Inc.	$46,082	$(15,116)	$(88,949)
Preferred stock dividends	$(1,265)	$(1,268)	$(1,265)
Income allocated to participating securities	$(600)	$—	$—
Income (loss) available to common stockholders	$44,217	$(16,384)	$(90,214)
Income (loss) per share, basic	$0.62	$(0.28)	$(1.90)
Income (loss) per share, diluted	$0.61	$(0.28)	$(1.90)
Weighted-average shares outstanding, basic	71,098	58,609	47,384
Weighted-average shares outstanding, diluted	72,219	58,609	47,384

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Consolidated net income (loss)	$46,082	$(17,282)	$(101,282)
Other comprehensive income (expense) – net gain (loss) arising during the period on defined benefit pension plans	3,594	(1,508)	89
Total comprehensive income (loss)	49,676	(18,790)	(101,193)
Comprehensive loss attributed to noncontrolling interests	—	2,166	12,333
Comprehensive income (loss) attributed to Alto Ingredients, Inc.	$49,676	$(16,624)	$(88,860)

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock and Non-Voting Common		Additional Paid-In	Accumulated	Accum. Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total
Balances, December 31, 2018	927	$1	45,771	$46	$932,179	$(630,000)	$(2,459)	$19,598	$319,365
Stock-based compensation	—	—	—	—	2,809	—	—	—	2,809
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	1,069	1	(159)	—	—	—	(158)
Common stock issuances ATM	—	—	3,137	3	3,667	—	—	—	3,670
Common stock issuances senior notes	—	—	5,531	6	3,811	—	—	—	3,817
Pension plan adjustment	—	—	—	—	—	—	89	—	89
Preferred stock dividends	—	—	—	—	—	(1,265)	—	—	(1,265)
Net loss	—	—	—	—	—	(88,949)	—	(12,333)	(101,282)
Balances, December 31, 2019	927	$1	55,508	$56	$942,307	$(720,214)	$(2,370)	$7,265	$227,045
Stock-based compensation	—	—	—	—	2,679	—	—	—	2,679
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	1,137	1	(602)	—	—	—	(601)
Common stock issuances	—	—	5,075	5	70,528	—	—	—	70,533
Warrant exercises	—	—	9,346	9	16,431	—	—	—	16,440
Common stock issuances ATM	—	—	1,421	1	5,295	—	—	—	5,296
Sale of interests in PAL	—	—	—	—	—	—	—	(5,099)	(5,099)
Pension plan adjustment	—	—	—	—	—	—	(1,508)	—	(1,508)
Preferred stock dividends	—	—	—	—	—	(1,268)	—	—	(1,268)
Net loss	—	—	—	—	—	(15,116)	—	(2,166)	(17,282)
Balances, December 31, 2020	927	$1	72,487	$72	$1,036,638	$(736,598)	$(3,878)	$—	$296,235
Stock-based compensation	—	—	—	—	2,883	—	—	—	2,883
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	167	1	(2,778)	—	—	—	(2,777)
Common stock issuances	—	—	124	—	462	—	—	—	462
Pension plan adjustment	—	—	—	—	—	—	3,594	—	3,594
Preferred stock dividends	—	—	—	—	—	(1,265)	—	—	(1,265)
Net income	—	—	—	—	—	46,082	—	—	46,082
Balances, December 31, 2021	927	$1	72,778	$73	$1,037,205	$(691,781)	$(284)	$—	$345,214

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Operating Activities:
Consolidated net income (loss)	$46,082	$(17,282)	$(101,282)
Adjustments to reconcile consolidated net income (loss) to cash provided by (used in) operating activities:
Depreciation expense	23,292	30,268	47,909
Asset impairments	3,100	24,356	29,292
Income from loan forgiveness	(9,860)	—	—
Fair value adjustments	—	9,959	—
Gain on sale of assets	(4,571)	(1,580)	—
Loss on debt extinguishment	—	—	6,517
Inventory valuation	—	(257)	—
Gains on derivative instruments	(21,619)	(14,780)	(555)
Amortization of deferred financing costs	778	1,394	511
Amortization of debt discounts (premiums)	(230)	(230)	689
Noncash compensation	2,883	2,679	2,809
Bad debt expense	158	245	27
Interest expense added to senior notes	—	133	1,185
Changes in operating assets and liabilities:
Accounts receivable	(43,554)	30,571	(6,698)
Inventories	(16,448)	19,090	(2,780)
Other current assets	38,989	1,507	3,895
Operating leases	(4,216)	(4,751)	(10,161)
Assets held-for-sale	(3,483)	1,012	—
Liabilities held-for-sale	2,305	9,110	—
Accounts payable and accrued expenses	13,215	(19,763)	(2,585)
Net cash provided by (used in) operating activities	$26,821	$71,681	$(31,227)
Investing Activities:
Proceeds from sale of Stockton	$24,000	$—	$—
Proceeds from sale of Madera	19,500	—	—
Proceeds from sale of interests in PAL	—	19,896	—
Proceeds from Magic Valley asset sale	—	10,000	—
Additions to property and equipment	(16,384)	(6,580)	(3,281)
Net cash provided by (used in) investing activities	$27,116	$23,316	$(3,281)
Financing Activities:
Proceeds from issuances of common stock and warrants	$462	$75,829	$3,670
Proceeds from warrant exercises	—	5,500	—
Proceeds from CARES Act loans	—	9,860	—
Net proceeds (payments) on Kinergy’s line of credit	17,889	(45,826)	21,282
Payments on plant borrowings	(29,964)	(71,536)	(8,000)
Payments on senior notes	(25,533)	(40,249)	(3,748)
Preferred stock dividend payments	(2,853)	—	(946)
Proceeds from CoGen contract amendment	—	—	8,036
Debt issuance costs	—	—	(1,280)
Net cash provided by (used in) financing activities	$(39,999)	$(66,422)	$19,014
Net increase (decrease) in cash, cash equivalents and restricted cash	13,938	28,575	(15,494)
Cash, cash equivalents and restricted cash at beginning of period	48,187	19,612	35,106
Cash, cash equivalents and restricted cash at end of period	$62,125	$48,187	$19,612
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$50,612	$47,667	$18,997
Restricted cash	11,513	520	615
Total cash, cash equivalents and restricted cash	$62,125	$48,187	$19,612

Supplemental Information:
Interest paid (net of capitalized interest)	$3,489	$17,469	$18,763
Capitalized interest	$628	$224	$563
Income tax (payments) refunds	$(448)	$641	$—
Noncash financing and investing activities:
Initial right of use assets and liabilities recorded under ASC 842	$—	$—	$43,753
Issuance of common stock for senior note amendment	$—	$—	$3,817
Issuance of warrants for senior note amendment	$—	$—	$977
Accrued preferred stock dividends	$—	$1,268	$319

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Alto Ingredients, Inc., a Delaware corporation (“Alto Ingredients”), and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”), including Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Alto Nutrients, LLC, a California limited liability company (“Alto Nutrients”), Alto Op Co., a Delaware corporation (“Alto Op Co.”), Alto Pekin, LLC, a Delaware limited liability company (“Alto Pekin”) and Alto ICP, LLC, a Delaware limited liability company (“ICP”), and the Company’s production facilities in Oregon and Idaho. As discussed in Note 2, on May 14, 2021, and November 4, 2021, the Company completed the sale of its production facilities located in Madera and Stockton, California, respectively.

On December 15, 2016, the Company and Aurora Cooperative Elevator Company, a Nebraska cooperative corporation (“ACEC”), closed a transaction under a contribution agreement under which the Company contributed its Aurora, Nebraska ethanol production facilities and ACEC contributed its Aurora grain elevator and related grain handling assets to Pacific Aurora, LLC (“Pacific Aurora”) in exchange for equity interests in Pacific Aurora. As a result, the Company owned 73.93% of Pacific Aurora and ACEC owned 26.07% of Pacific Aurora. As discussed further in Note 2, the Company sold its interest in Pacific Aurora on April 15, 2020. Therefore, from December 15, 2016, through April 15, 2020, the Company consolidated 100% of the results of Pacific Aurora and recorded ACEC’s 26.07% equity interest as noncontrolling interests in the accompanying financial statements.

The Company is a leading producer and marketer of specialty alcohols and essential ingredients. The Company also produces and markets fuel-grade ethanol. The Company’s production facilities in Pekin, Illinois are located in the heart of the Corn Belt, benefit from low-cost and abundant feedstock and allow for access to many additional domestic markets. In addition, the Company’s ability to load unit trains and barges from these facilities allows for greater access to international markets. The Company’s two production facilities in Oregon and Idaho are located in close proximity to both feed and fuel-grade ethanol customers and thus enjoy unique advantages in efficiency, logistics and product pricing.

The Company has a combined alcohol production capacity of 350 million gallons per year and produces, on an annualized basis, nearly 1.2 million tons of essential ingredients on a dry matter basis, such as dried yeast, corn gluten meal, corn gluten feed, and distillers grains and liquid feed used in commercial animal feed and pet foods. In addition, the Company sells alcohols acquired from other producers and markets fuel-grade ethanol produced by third parties.

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

As of December 31, 2021, all of the Company’s production facilities were operating. As market conditions change, the Company may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 14, 2022, the Company acquired Eagle Alcohol Company LLC, a Missouri limited liability company (“Eagle Alcohol”). Eagle Alcohol specializes in break bulk distribution of specialty alcohols. Eagle Alcohol purchases bulk alcohol from suppliers, including the Company. Then it stores, denatures, packages, and resells alcohol products in smaller sizes, including tank trucks, totes, and drums, that garner a premium to bulk alcohols. Eagle Alcohol delivers products to customers in the beverage, food, pharma, and related-process industries via its own dedicated trucking fleet and common carrier. Eagle Alcohol generated over $35 million in revenues in 2021. Eagle Alcohol is now a wholly-owned subsidiary of the Company. See Note 16 for more details.

Basis of Presentation – The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Segments – A segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company determines and discloses its segments in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Section 280, Segment Reporting, which defines how to determine segments. The Company reports financial and operating performance in three reportable segments (1) marketing and distribution, which includes marketing and merchant trading for Company-produced specialty alcohols, fuel-grade ethanol and essential ingredients, and third-party fuel-grade ethanol, (2) Pekin production, which includes the entire campus in Pekin, Illinois (“Pekin Campus”), and (3) other production, which includes all of the Company’s other production facilities on an aggregated basis (“Other production”).

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

Restricted Cash – The Company’s restricted cash comprises cash collateral balances held in derivative brokerage accounts.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are presented at original invoice amount, net of the allowance for doubtful accounts. The Company sells specialty alcohols to large consumer product companies, sells fuel-grade ethanol to gasoline refining and distribution companies, sells essential ingredients to animal feed customers, including distillers grains and other feed co-products to dairy operators and animal feedlots and corn oil to poultry and biodiesel customers, in each case generally without requiring collateral. Due to a limited number of customers, the Company had significant concentrations of credit risk from sales as of December 31, 2021 and 2020, as described below.

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

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Of the accounts receivable balance, approximately $63,929,000 and $35,839,000 at December 31, 2021 and 2020, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $378,000 and $260,000 as of December 31, 2021 and 2020, respectively. The Company recorded a bad debt expense of $158,000, $245,000 and $27,000 for the years ended December 31, 2021, 2020 and 2019, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Concentration Risks – Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk, whether on- or off-balance sheet, that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below. Financial instruments that subject the Company to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable which have no collateral or security. The Company has not experienced any significant losses in such accounts.

The Company sells specialty alcohols to consumer product companies and fuel-grade ethanol to gasoline refining and distribution companies. The Company sold to customers representing 10% or more of the Company’s total net sales, as follows.

	Years Ended December 31,
	2021	2020	2019
Customer A	13%	3%	9%
Customer B	9%	9%	11%
Customer C	1%	5%	13%

The Company had accounts receivable due from these customers totaling $14,336,000 and $5,756,000, representing 16% and 13% of total accounts receivable, as of December 31, 2021 and 2020, respectively.

The Company purchases corn, its largest cost component in producing alcohols, from its suppliers. The Company purchased corn from suppliers representing 10% or more of the Company’s total corn purchases, as follows:

	Years Ended December 31,
	2021	2020	2019
Supplier A	14%	16%	16%
Supplier B	—%	9%	25%

As of December 31, 2021, approximately 47% of the Company’s employees were covered by a collective bargaining agreement.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories – Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, essential ingredients and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of valuation adjustments of $0 and $1,033,000 as of December 31, 2021 and 2020, respectively. Of the inventory balance, approximately $38,640,000 and $27,410,000 at December 31, 2021 and 2020, respectively, were used as collateral under Kinergy’s operating line of credit. Inventory balances consisted of the following (in thousands):

	December 31,
	2021	2020
Finished goods	$35,509	$25,154
Work in progress	6,909	4,333
Raw materials	10,837	7,074
Other	1,118	1,364
Total	$54,373	$37,925

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

Intangible Asset – The Company assesses indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the Company determines that an impairment charge is needed, the charge will be recorded as an asset impairment in the consolidated statements of operations. The Company recorded a tradename valued at $2,678,000 in 2006 as part of its acquisition of Kinergy, which is included in other noncurrent assets in the accompanying consolidated balance sheets. The Company determined that the Kinergy tradename has an indefinite life and, therefore, rather than being amortized, will be tested annually for impairment. The Company did not record any impairment of the Kinergy tradename for the years ended December 31, 2021, 2020 and 2019.

Leases – The Company accounts for leases under ASC 842, whereby, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and (2) a “right of use” asset, which is an asset that represents the lessee’s right to use the specified asset for the lease term. See Note 8 for further information.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments and Hedging Activities – Derivative transactions, which can include exchange-traded futures contracts, options and futures positions on the New York Mercantile Exchange or the Chicago Board of Trade, are recorded on the balance sheet as assets and liabilities based on the derivative’s fair value. Changes in the fair value of derivative contracts are recognized currently in income unless specific hedge accounting criteria are met. If derivatives meet those criteria, and hedge accounting is elected, effective gains and losses are deferred in accumulated other comprehensive income (loss) and later recorded together with the hedged item in consolidated income (loss). For derivatives designated as a cash flow hedge, the Company formally documents the hedge and assesses the effectiveness with associated transactions. The Company has designated and documented contracts for the physical delivery of commodity products to and from counterparties as normal purchases and normal sales.

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

The Company has five production facilities from which it produces and sells alcohols to its customers through Kinergy. Kinergy enters into back-to-back sales contracts with its customers under exclusive intercompany sales agreements with each of the Company’s five production facilities. Kinergy also acts as a principal when it purchases third party fuel-grade ethanol which it resells to its customers. Finally, Kinergy has exclusive sales agreements with other third-party owned fuel-grade ethanol production facilities under which it sells their fuel-grade ethanol for a fee plus the costs to deliver the ethanol to Kinergy’s customers. These sales are referred to as third-party agent sales. Revenue from these third-party agent sales is recorded on a net basis, with Kinergy recognizing its predetermined fees and any associated delivery costs.

The Company has five production facilities from which it produces and sells essential ingredients to its customers through Alto Nutrients. Alto Nutrients enters into sales contracts with essential ingredient customers under exclusive intercompany sales agreements with each of the Company’s five production facilities.

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

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets – The Company assesses the impairment of long-lived assets, including property and equipment, internally developed software and purchased intangibles subject to amortization, when events or changes in circumstances indicate that the fair value of assets could be less than their net book value. In such event, the Company assesses long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset group is expected to generate plus the net proceeds expected from the sale of the asset group. If this amount is less than the carrying value of the asset, the Company will then determine the fair value of the asset group. An impairment loss would be recognized when the fair value is less than the related asset group’s net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of its operations and the industries in which it operates. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and purchasing decisions of the Company’s customers. The Company performed an undiscounted cash flow analysis for its long-lived assets held-for-use, exclusive of the Company’s assets held-for-sale, and for those that failed step 1, the Company performed a further fair value assessment, resulting in an impairment of $2.1 million for the year ended December 31, 2020. The Company’s assessment of assets held-for-use did not result in an impairment for the years ended December 31, 2021 and 2019.

Deferred Financing Costs – Deferred financing costs are costs incurred to obtain debt financing, including all related fees, and are amortized as interest expense over the term of the related financing using the straight-line method, which approximates the effective interest rate method. Amortization of deferred financing costs was approximately $778,000, $1,394,000 and $511,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization was accelerated in 2020 to reflect increased payments of principal and the reduction of outstanding debt balances. Unamortized deferred financing costs were approximately $40,000 and $759,000 as of December 31, 2021 and 2020, respectively, and are recorded net of long-term debt in the consolidated balance sheets.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provision for Income Taxes – Income taxes are accounted for under the asset and liability approach, where deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

The Company files a consolidated federal income tax return. This return includes all wholly owned subsidiaries as well as the Company’s pro-rata share of taxable income from pass-through entities in which the Company owns less than 100%. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries.

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

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31, 2021
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Alto Ingredients, Inc.	$46,082
Less: Preferred stock dividends	(1,265)
Less: Income allocated to participating securities	(600)
Basic income per share:
Income available to common stockholders	$44,217	71,098	$0.62
Add: Dilutive securities	—	1,121
Diluted income per share:
Income available to common stockholders	$44,217	72,219	$0.61

	Year Ended December 31, 2020
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Alto Ingredients, Inc.	$(15,116)
Less: Preferred stock dividends	(1,268)
Basic and diluted loss per share:
Loss available to common stockholders	$(16,384)	58,609	$(0.28)

	Year Ended December 31, 2019
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Alto Ingredients, Inc.	$(88,949)
Less: Preferred stock dividends	(1,265)
Basic and diluted loss per share:
Loss available to common stockholders	$(90,214)	47,384	$(1.90)

There were an aggregate of 964,000, 2,463,000 and 635,000 potentially dilutive shares from convertible securities outstanding as of December 31, 2021, 2020 and 2019, respectively. These convertible securities were not considered in calculating diluted loss per common share for the years ended December 31, 2021, 2020 and 2019 as their effect would be anti-dilutive. In addition, there were an aggregate of 8,900,500, 5,031,000 and 136,000 weighted-average antidilutive shares from outstanding out-of-the-money warrants.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments – The carrying values of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, derivative assets, accounts payable, accrued liabilities and derivative liabilities are reasonable estimates of their fair values because of the short maturity of these items. The Company believes the carrying value of its long-term debt instruments are not considered materially different than fair value because the interest rates on these instruments are variable.

Employment-related Benefits – Employment-related benefits associated with pensions and postretirement health care are expensed based on actuarial analysis. The recognition of expense is affected by estimates made by management, such as discount rates used to value certain liabilities, investment rates of return on plan assets, increases in future wage amounts and future health care costs. Discount rates are determined based on a spot yield curve that includes bonds with maturities that match the expected timing of benefit payments under the plan.

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

Uncertainty – The impact of the coronavirus pandemic has negatively impacted the demand for fuel-grade ethanol. Any future quarantines, labor shortages or other disruptions to the Company’s operations, or those of its customers, may adversely impact the Company’s revenues, ability to provide its services and operating results. In addition, a significant outbreak of epidemic, pandemic or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including the geographical area in which the Company operates, resulting in an economic downturn that could further affect demand for its goods and services. The extent to which the coronavirus pandemic impacts the Company’s long-term results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and actions taken to mitigate the pandemic or its impact, among others.

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

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company received two promissory notes, as adjusted, in the amounts of $8.6 million and $7.0 million as part consideration for the sale, both maturing on April 15, 2025. The $8.6 million note accrues interest at an annual rate of 5.00%. Interest payments are due quarterly beginning July 1, 2020 and principal payments of $0.4 million are due quarterly beginning July 1, 2021. The $7.0 million note accrues interest at an annual rate of 4.50%. Interest payments are due quarterly beginning July 1, 2020 and principal payments of $0.4 million are due quarterly beginning January 3, 2022. As discussed in Note 16, on February 23, 2022, these notes were amended and now mature on June 30, 2022.

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

Magic Valley

On November 30, 2020, the Company sold 134 acres, the related rail loop and grain handling assets at its Magic Valley facility located in Burley, Idaho for $10.0 million in cash. The Company retained the fuel-grade ethanol production facility and terminal on the remaining 25 acres and has entered into certain agreements with the buyer for delivery of grain to the plant. Upon the sale, the Company recognized a gain on sale of $3.2 million in gain on sale of assets in the accompanying consolidated statements of operations.

Stockton and Madera

In October 2020, the Company’s Board of Directors approved a plan to sell the Company’s fuel-grade ethanol production facilities located in Madera and Stockton, California. As a result, the Company determined the related long-lived asset groups should be classified as held-for-sale at December 31, 2020. The analysis of these potential sales resulted in an aggregate asset impairment of $1.2 million and $22.3 million in the Company’s Other production segment for the years ended December 31, 2021 and 2020, respectively.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 14, 2021, the Company closed the sale of its Madera facility for total consideration of $28.3 million, comprised of $19.5 million in cash and $8.8 million in assumption of liabilities, resulting in a net loss on sale of less than $0.1 million, included in gain on sale of assets in the Company’s consolidated statements of operations. All of the cash proceeds were used to repay a significant portion of the Company’s term debt and accrued interest.

On November 5, 2021, the Company closed the sale of its Stockton facility for gross proceeds of $24.0 million in cash, resulting in a net gain on sale of $4.6 million, recorded in gain on sale of assets in the Company’s consolidated statements of operations. With the net cash proceeds, the Company repaid its parent notes payable and the Alto Pekin and ICP loans in full.

For the year ended December 31, 2021, net sales attributed to the results of operations for Stockton and Madera were $2.6 million and $0, respectively. For the year ended December 31, 2020, net sales attributed to the results of operations for Stockton and Madera were $21.9 million and $22.7 million, respectively. For the year ended December 31, 2019, net sales attributed to the results of operations for Stockton and Madera were $132.9 million and $82.7 million, respectively. For the year ended December 31, 2021, pre-tax loss attributed to the results of operations for Stockton and Madera was $2.8 million and $2.0 million, respectively. For the year ended December 31, 2020, pre-tax loss attributed to the results of operations for Stockton and Madera was $6.5 million and $6.1 million, respectively. For the year ended December 31, 2019, pre-tax loss attributed to the results of operations for Stockton and Madera was $3.9 million and $2.7 million, respectively. The above pre-tax results include asset impairments associated with Stockton and Madera recorded for the year ended December 31, 2021 of $0 and $1.2 million and for the year ended December 31, 2020 were $17.9 million and $4.4 million, respectively.

Canton

During 2021, the Company agreed to sell certain assets of the Company’s property and equipment in Canton, Illinois. As a result, the Company determined the related long-lived asset groups should be classified as held-for-sale at December 31, 2021. The analysis of the potential sale resulted in an asset impairment of $1.9 million in the Company’s Other production segment for the year ended December 31, 2021. As of December 31, 2021, the Company recorded $1.0 million in assets held-for-sale associated with this transaction. For the years ended December 31, 2021, 2020 and 2019 there were no sales from Canton. For the years ended December 31, 2021, 2020 and 2019, pre-tax losses attributed to Canton were less than $1.0 million for each year.

3.	INTERCOMPANY AGREEMENTS.

The Company, directly or through one of its subsidiaries, has entered into the following management and marketing agreements:

Affiliate Management Agreement – Alto Ingredients entered into an Affiliate Management Agreement (“AMA”) with its operating subsidiaries, under which Alto Ingredients agreed to provide operational, administrative and staff support services. These services generally include, but are not limited to, administering the subsidiaries’ compliance with their credit agreements and performing billing, collection, record keeping and other administrative and ministerial tasks. Alto Ingredients agreed to supply all labor and personnel required to perform its services under the AMA, including the labor and personnel required to operate and maintain the production facilities and marketing activities. These services are billed at a predetermined amount per subsidiary each month plus out of pocket costs such as employee wages and benefits.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The AMAs have an initial term of one year and automatic successive one year renewal periods. Alto Ingredients may terminate the AMA, and any subsidiary may terminate the AMA, at any time by providing at least 90 days prior notice of such termination.

Alto Ingredients recorded revenues of approximately $9,774,000, $11,724,000 and $12,682,000 related to the AMAs in place for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts have been eliminated upon consolidation.

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

Kinergy recorded revenues of approximately $4,496,000, $4,275,000 and $7,900,800 related to the marketing agreements for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts have been eliminated upon consolidation.

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

Under these agreements, Alto Nutrients receives a fee of $0.03 per bushel of corn delivered to each production facility as consideration for its procurement and handling services, payable monthly. Each corn procurement and handling agreement had an initial term of one year and successive one year renewal periods at the option of the individual facility. Alto Nutrients recorded revenues of approximately $2,694,000, $2,595,000 and $4,288,000 related to the corn procurement and handling agreements for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts have been eliminated upon consolidation.

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

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Essential Ingredients Marketing Agreements – Alto Nutrients entered into separate marketing agreements with each of the Company’s production facilities (except for the Company’s Magic Valley facility), which grant Alto Nutrients the exclusive right to market, purchase and sell the various essential ingredients produced at each facility. Under the terms of the marketing agreements, within ten days after a facility delivers essential ingredients to Alto Nutrients, the production facility is paid an amount equal to (i) the estimated purchase price payable by the third-party purchaser of the essential ingredients, minus (ii) the estimated amount of transportation costs to be incurred, minus (iii) the estimated amount of fees and taxes payable to governmental authorities in connection with the tonnage of the essential ingredients produced or marketed, minus (iv) the estimated incentive fee payable to the Company, which equals (a) 5% of the aggregate third-party purchase price for wet corn gluten feed, wet distillers grains, corn condensed distillers solubles and distillers grains with solubles, or (b) 1% of the aggregate third-party purchase price for corn gluten meal, dry corn gluten feed, dry distillers grains, corn germ and corn oil. Each marketing agreement had an initial term of one year and successive one year renewal periods at the option of the individual facility.

Alto Nutrients recorded revenues of approximately $2,871,000, $2,778,000 and $6,029,000 related to the marketing agreements for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts have been eliminated upon consolidation.

4.	SEGMENTS.

The Company reports its financial and operating performance in three segments: (1) marketing and distribution, which includes marketing and merchant trading for Company-produced alcohols and essential ingredients on an aggregated basis, and third-party fuel-grade ethanol (2) Pekin Campus production, which includes the production and sale of alcohols and essential ingredients produced at the Company’s Pekin, Illinois campus, and (3) Other production, which includes the production and sale of fuel-grade ethanol and essential ingredients produced at all of the Company’s other production facilities on an aggregated basis, none of which are individually so significant to be considered a reportable segment.

Income before provision for income taxes includes management fees charged by Alto Ingredients to the segments. The Pekin Campus production segment incurred $4,344,000, $4,344,000 and $4,014,000 in management fees for the years ended December 31, 2021, 2020 and 2019, respectively. The marketing and distribution segment incurred $3,480,000 in management fees for each of the years ended December 31, 2021, 2020 and 2019, respectively. The Other production segment incurred $1,950,000, $3,893,000 and $5,188,000 in management fees for the years ended December 31, 2021, 2020 and 2019, respectively. Corporate activities include selling, general and administrative expenses, consisting primarily of corporate employee compensation, professional fees and overhead costs not directly related to a specific operating segment.

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

For the year ended December 31, 2021, capital expenditures incurred by the Pekin Campus segment and the Other production segment were approximately $14.3 million and $2.1 million, respectively. For the years ended December 31, 2020 and 2019, capital expenditures were substantially all incurred at the Company’s Pekin Campus production segment.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net Sales
Pekin Campus production, recorded as gross:
Alcohol sales	$498,195	$330,432	$343,610
Essential ingredient sales	189,535	130,270	138,987
Intersegment sales	1,193	645	1,110
Total Pekin Campus sales	688,923	461,347	483,707

Marketing and distribution:
Alcohol sales, gross	$379,422	$256,209	$355,101
Alcohol sales, net	1,753	1,529	1,831
Intersegment sales	10,061	9,648	18,219
Total marketing and distribution sales	391,236	267,386	375,151

Other Production, recorded as gross:
Alcohol sales	$107,931	$137,703	$455,343
Essential ingredient sales	31,056	40,880	130,009
Intersegment sales	964	1,309	509
Total Other production sales	139,951	179,892	585,861

Intersegment eliminations	(12,218)	(11,602)	(19,838)
Net sales as reported	$1,207,892	$897,023	$1,424,881

Cost of goods sold:
Pekin Campus production	$638,371	$389,125	$481,262
Marketing and distribution	371,371	253,465	347,185
Other production	136,401	206,412	612,040
Intersegment eliminations	(6,035)	(4,838)	(5,668)
Cost of goods sold as reported	$1,140,108	$844,164	$1,434,819

Income (loss) before provision (benefit) for income taxes:
Pekin Campus production	$41,622	$53,898	$(21,441)
Marketing and distribution	11,756	4,889	12,533
Other production	(3,762)	(54,677)	(77,019)
Corporate activities	(2,065)	(21,409)	(15,375)
	$47,551	$(17,299)	$(101,302)
Depreciation expense:
Pekin Campus production	$17,352	$17,450	$17,535
Other production	5,890	12,691	30,107
Corporate activities	50	127	267
	$23,292	$30,268	$47,909

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense:
Pekin Campus production	$756	$6,038	$7,556
Marketing and distribution	963	1,574	3,053
Other production	167	334	13
Corporate activities	1,701	9,997	9,584
	$3,587	$17,943	$20,206

The following table sets forth the Company’s total assets by operating segment (in thousands):

	December 31, 2021	December 31, 2020
Total assets:
Pekin Campus production	$266,197	$234,439
Marketing and distribution	130,302	89,337
Other production	57,046	102,409
Corporate assets	31,408	50,633
	$484,953	$476,818

5.	PROPERTY AND EQUIPMENT.

Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Facilities and plant equipment	$364,039	$357,740
Land	4,072	4,837
Other equipment, vehicles and furniture	7,656	7,858
Construction in progress	22,505	11,828
	398,272	382,263
Accumulated depreciation	(175,722)	(152,777)
	$222,550	$229,486

Depreciation expense was $23,292,000, $30,268,000 and $47,909,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company capitalized interest of $628,000, $224,000 and $563,000 for the years ended December 31, 2021, 2020 and 2019, respectively, related to its capital investment activities.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on alcohol sales and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price. In addition, the Company hedges anticipated sales of alcohol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the years ended December 31, 2021, 2020 and 2019, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and alcohols by entering into exchange-traded futures contracts or options for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net gains of $21,619,000, $14,780,000 and $555,000 as the change in the fair value of these contracts for the years ended December 31, 2021, 2020 and 2019, respectively.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of December 31, 2021
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$11,513
Commodity contracts	Derivative assets	$15,839	Derivative liabilities	$13,582

	As of December 31, 2020
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$520
Commodity contracts	Derivative assets	$17,149	Derivative liabilities	$—

The above amounts represent the gross balances of the contracts; however, the Company does have a right of offset with each of its derivative brokers, but its intent is to close out positions individually, therefore, they are reported at gross.

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2021	2020	2019

Commodity contracts	Cost of goods sold	$32,618	$2,102	$(4,568)
		$32,618	$2,102	$(4,568)

		Unrealized Gains (Losses)
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2021	2020	2019

Commodity contracts	Cost of goods sold	$(10,999)	$12,678	$5,123
		$(10,999)	$12,678	$5,123

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	December 31, 2021	December 31, 2020
Kinergy line of credit	$50,401	$32,512
Pekin loans	—	20,580
ICP loans	—	9,384
CARES Act loans	—	9,860
Parent notes payable	—	25,533
	50,401	97,869
Less unamortized debt premium	—	230
Less unamortized debt financing costs	(40)	(759)
Less short-term portion	—	(25,533)
Long-term debt	$50,361	$71,807

Kinergy Line of Credit – Kinergy has an operating line of credit for an aggregate amount of up to $100,000,000. The line of credit matures on August 2, 2023. The credit facility is based on Kinergy’s eligible accounts receivable and inventory levels, subject to certain concentration reserves. The credit facility is subject to certain other sublimits, including inventory loan limits. Interest accrues under the line of credit at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin ranging between 1.75% and 2.25%. The applicable margin was 2.00%, for a total rate of 2.05% at December 31, 2021. The credit facility’s monthly unused line fee is an annual rate equal to 0.25% to 0.375% depending on the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to the Company as reimbursement for management and other services provided by the Company to Kinergy are limited under the terms of the credit facility to $1,500,000 per fiscal quarter. The credit facility also includes the accounts receivable of Alto Nutrients as additional collateral. Payments that may be made by Alto Nutrients to the Company as reimbursement for management and other services provided by the Company to Alto Nutrients are limited under the terms of the credit facility to $500,000 per fiscal quarter.

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

The obligations of Kinergy and Alto Nutrients under the credit facility are secured by a first-priority security interest in all of their assets in favor of the lender. Alto Ingredients has guaranteed all of Kinergy’s obligations under the line of credit. As of December 31, 2021, Kinergy had $25.4 million in unused borrowing availability under the credit facility.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pekin Loans – On December 15, 2016, Alto Pekin entered into a credit agreement with 1st Farm Credit Services, PCA and CoBank, ACB, (“CoBank”). Under the terms of the agreement, Alto Pekin borrowed from 1st Farm Credit Services $64.0 million under a term loan facility that was to mature on August 20, 2021 and up to $32.0 million under a revolving term loan facility that was to mature on February 1, 2022. These loans were secured by a first-priority security interest in all of Alto Pekin’s assets.

On November 5, 2021, the Company repaid in full the outstanding balances on these loans.

ICP Loans — On September 15, 2017, ICP, Compeer Financial, PCA, or Compeer, and CoBank as agent, entered into a credit agreement. Under the terms of the agreement, ICP borrowed from Compeer $24.0 million under a term loan facility that was to mature on September 20, 2021, and up to $18.0 million under a revolving term loan facility that was to mature on September 1, 2022. These loans were secured by a first-priority security interest in all of ICP’s assets.

On November 5, 2021, the Company repaid in full the outstanding balances on these loans.

Parent Notes Payable – On December 12, 2016, the Company entered into a Note Purchase Agreement with five accredited investors and sold $55.0 million in aggregate principal amount of senior secured notes to the investors in a private offering for aggregate gross proceeds of 97% of the principal amount of the notes sold. On June 26, 2017, the Company entered into a second Note Purchase Agreement with five accredited investors and sold an additional $13.9 million in aggregate principal amount of senior secured notes to the investors in a private offering for aggregate gross proceeds of 97% of the principal amount of the notes sold (and collectively with the notes previously sold, the “Notes”). The Notes were secured by a first-priority security interest in all of the Company’s equity interests in Alto Op Co.

On May 14, 2021, with proceeds from the Company’s sale of its Madera, California facility, the Company repaid $19.3 million of principal on the Notes, resulting in an aggregate remaining balance of $0.7 million.

On November 5, 2021, the Company repaid the remaining outstanding balance on the Notes.

CARES Act Loans – On May 4, 2020, Alto Ingredients and Alto Pekin, received loan proceeds from Bank of America, NA under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), through the Paycheck Protection Program administered by the U.S. Small Business Administration (“SBA”). Alto Ingredients received $6.0 million and Alto Pekin received $3.9 million in loan proceeds. Under the terms of the loans, certain amounts may be forgiven if they are used for qualifying expenses as described in the CARES Act. In June 2021, the SBA approved Alto Pekin’s forgiveness application for the full amount of $3.9 million. In September 2021, the SBA approved Alto Ingredients’ forgiveness application for the full amount of $6.0 million. As a result, the Company recognized income from loan forgiveness of $9.9 million for the year ended December 31, 2021. The SBA may audit the loan forgiveness applications and further examine eligibility for forgiveness, including the facts and circumstances existing at the time the loans were made. The Company can provide no assurances that any loan forgiven will not require repayment following an audit by the SBA.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of Long-term Debt – The Company’s long-term debt matures as follows (in thousands):

December 31:
2022	$—
2023	50,401
$50,401

8.	LEASES.

The Company leases equipment and land for certain of its facilities. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the years ended December 31, 2021 and 2020, the Company’s weighted-average discount rate was 6.00%. Operating lease expense is recognized on a straight-line basis over the lease term.

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

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 54 years, which includes options to extend the lease when it is reasonably certain the Company will exercise those options. For the year ended December 31, 2021, the weighted-average remaining lease terms of equipment and land-related leases were 3.08 years and 22.82 years, respectively. The Company does not have lease arrangements with residual value guarantees, sale-leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

Leases consist of the following:

		December 31,
	Classification	2021	2020
Assets
Operating	Right of use operating lease assets, net	$13,413	$11,046

Liabilites
Operating - Current	Current portion, operating leases	$3,909	$2,180

Operating - Noncurrent	Operating leases, net of current portion	$9,382	$8,715

The Components of lease costs were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Fixed lease cost	$4,500	$5,732	$10,093
Variable lease cost	238	212	328
Net lease cost	$4,738	$5,944	$10,421

The following table summarizes the remaining maturities of the Company’s operating lease liabilities, assuming all land lease extensions are taken, as of December 31, 2021 (in thousands):

Year Ended:	Equipment	Land Related
2022	$4,201	$559
2023	2,778	461
2024	1,535	436
2025	1,082	595
2026	504	608
2027-76	—	5,382
Less Interest	(932)	(3,918)
	$9,168	$4,123

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	PENSION PLANS.

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

Information related to the Retirement Plan as of and for the years ended December 31, 2021 and 2020 is presented below (dollars in thousands):

	2021	2020
Changes in plan assets:
Fair value of plan assets, beginning	$17,588	$15,654
Actual gains	2,399	1,969
Benefits paid	(763)	(721)
Company contributions	763	686
Participant contributions	—	—
Fair value of plan assets, ending	$19,987	$17,588
Less: projected accumulated benefit obligation	$23,828	$24,629
Funded status, (underfunded)/overfunded	$(3,841)	$(7,041)

Amounts recognized in the consolidated balance sheets:
Other liabilities	$(3,841)	$(7,041)
Accumulated other comprehensive loss	$574	$3,199

Assumptions used in computation of benefit obligations:
Discount rate	2.80%	2.50%
Expected long-term return on plan assets	5.75%	6.25%
Rate of compensation increase	—	—

	Years Ended December 31,
	2021	2020	2019
Components of net periodic benefit costs are as follows:
Service cost	$436	$405	$374
Interest cost	605	690	760
Amortization of net loss	98	—	—
Expected return on plan assets	(952)	(903)	(760)
Net periodic benefit cost	$187	$192	$374

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to make contributions in the year ending December 31, 2022 of approximately $0.85 million. Net periodic benefit cost for 2022 is estimated at less than $0.1 million.

The following table summarizes the expected benefit payments for the Company’s Retirement Plan for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

December 31:
2022	$850
2023	900
2024	940
2025	1,000
2026	1,020
2027-31	5,780
$10,490

See Note 16 for discussion of the Retirement Plan’s fair value disclosures.

Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted-average rate was developed based on those overall rates and the target asset allocation of the Retirement Plan.

The Company’s pension committee is responsible for overseeing the investment of pension plan assets. The pension committee is responsible for determining and monitoring the appropriate asset allocations and for selecting or replacing investment managers, trustees, and custodians. The Retirement Plan’s current investment target allocations are 50% equities and 50% debt. The pension committee periodically reviews the actual asset allocation in light of these targets and rebalances investments as necessary. The pension committee also evaluates the performance of investment managers as compared to the performance of specified benchmarks and peers and monitors the investment managers to ensure adherence to their stated investment style and to the Retirement Plan’s investment guidelines.

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

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information related to the Postretirement Plan as of December 31, 2021 and 2020 is presented below (dollars in thousands):

	2021	2020
Amounts at the end of the year:
Accumulated/projected benefit obligation	$4,313	$5,296
Fair value of plan assets	—	—
Funded status, (underfunded)/overfunded	$(4,313)	$(5,296)

Amounts recognized in the consolidated balance sheets:
Accrued liabilities	$(210)	$(300)
Other liabilities	$(4,103)	$(4,996)
Accumulated other comprehensive (income) loss	$(290)	$679

Discount rate used in computation of benefit obligations	2.50%	2.05%

	Years Ended December 31,
	2021	2020	2019
Components of net periodic benefit costs are as follows:
Service cost	$42	$54	$67
Interest cost	105	151	219
Amortization of prior service cost	25	30	122
Net periodic benefit cost	$172	$235	$408
Amounts recognized in the plan for the year:
Participant contributions	$32	$26	$24

Benefits paid	$217	$200	$195

The Company does not expect to recognize any amortization of net actuarial loss during the year ended December 31, 2021.

The following table summarizes the expected benefit payments for the Company’s Postretirement Plan for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

December 31:
2022	$210
2023	240
2024	260
2025	280
2026	330
2027-2031	1,720
$3,040

For purposes of determining the cost and obligation for pre-Medicare postretirement medical benefits, a 7.00% annual rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) was assumed for the Postretirement Plan in 2023, adjusted to a rate of 4.50% in 2032. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INCOME TAXES.

The Company recorded a provision (benefit) for income taxes as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current provision (benefit)	$1,469	$—	$(22)
Deferred provision (benefit)	—	(17)	2
Total	$1,469	$(17)	$(20)

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations is as follows:

	Years Ended December 31,
	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.0	5.7	5.7
Change in valuation allowance	(18.8)	(9.4)	(22.4)
Income from loan forgiveness	(5.5)	—	—
Fair value adjustments	—	(12.7)	—
Noncontrolling interest	—	(3.4)	(3.3)
Non-deductible items	0.4	(0.4)	(0.1)
Other	(0.1)	(0.8)	(1.0)
Effective rate	3.0%	(0.0)%	(0.1)%

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are provided using the asset and liability method to reflect temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates and laws. The components of deferred income taxes included in the consolidated balance sheets were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$46,159	$61,208
Capital loss	28,640	29,684
Disallowed interest	1,059	6,255
R&D, Energy and AMT credits	3,742	3,864
Pension liability	2,189	3,235
Railcar contracts	618	302
Stock-based compensation	479	441
Allowance for doubtful accounts and other assets	367	461
Other	2,646	1,963
Total deferred tax assets	85,899	107,413

Deferred tax liabilities:
Property and equipment	(8,896)	(16,243)
Intangibles	(749)	(749)
Derivatives	(606)	(4,497)
Other	(300)	(472)
Total deferred tax liabilities	(10,551)	(21,961)

Valuation allowance	(75,584)	(85,688)
Net deferred tax liabilities, included in other liabilities	$(236)	$(236)

A portion of the Company’s net operating loss carryforwards are subject to provisions of the tax law that limit the use of losses incurred by a corporation prior to the date certain ownership changes occur. These limitations also apply to certain depreciation deductions associated with assets on hand at the time of the ownership change and otherwise allowable during the five-year period following the ownership change. As the five-year limitation period lapsed in 2019, these disallowed deductions are reflected in property and equipment in the schedule above but continue to be subject to the annual limitation that applies to the pre-change net operating losses. Due to the limitation on the use of net operating losses and depreciation deductions, a significant portion of these carryforwards will expire regardless of whether the Company generates future taxable income. After reducing these net operating loss carryforwards for the amount which will expire due to this limitation, the Company had remaining federal net operating loss carryforwards of approximately $168,720,000 and state net operating loss carryforwards of approximately $173,825,000 at December 31, 2021. These net operating loss carryforwards expire as follows (in thousands):

Tax Years	Federal	State
2022–2026	$3,831	$3,374
2027–2031	16,289	76,288
2032–2036	55,671	24,796
2037 and after*	92,929	69,367
Total NOLs	$168,720	$173,825

*	Includes indefinite life federal net operating losses of $80.7 million generated after 2017.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximately $99,236,000 is available to utilize against federal taxable income for 2022.

To the extent amounts are not utilized in any year, they may be carried forward to the next year until expiration. These amounts may change if there are future additional limitations on their utilization.

Federal capital loss of $107,699,000 may be carried forward for 5 years and will expire in 2025. State capital loss of $103,098,000 may be carried forward for 5 years for most of the states in which the Company files returns and will expire in 2025.

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

A valuation allowance was established in the amount of $75,584,000 and $85,688,000 as of December 31, 2021 and 2020, respectively, based on the Company’s assessment of the future realizability of certain deferred tax assets. The valuation allowance on deferred tax assets is related to future deductible temporary differences and net operating loss carryforwards for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations.

For the year ended December 31, 2021, the Company recorded a decrease in valuation allowance of $10,104,000. This was primarily related to utilization of net operating losses as the Company generated taxable income for the year. For the year ended December 31, 2020, the Company recorded an increase in valuation allowance of $1,623,000. This was primarily the offsetting impact of an increase in deferred tax assets associated with the capital loss carryforward offset by changes in depreciation and other adjustments associated with property plant and equipment, and mark-to-market adjustments related to derivatives in 2020. For the year ended December 31, 2019, the Company recorded an increase in the valuation allowance of $43,477,000. Of this increase, $22,641,000 was primarily the offsetting impact of an increase in deferred tax assets associated with additional net operating losses in 2019. The remaining increase of $20,836,000 relates to a deferred asset related to previously disallowed depreciation discussed above.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to income tax in the United States federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years

Federal	2018 – 2020
Alabama	2018 – 2020
Arizona	2017 – 2020
Arkansas	2018 – 2020
California	2017 – 2020
Colorado	2017 – 2020
Connecticut	2018 – 2020
Georgia	2018 – 2020
Idaho	2018 – 2020
Illinois	2018 – 2020
Indiana	2018 – 2020
Iowa	2018 – 2020
Kansas	2018 – 2020
Louisiana	2018 – 2020
Michigan	2018 – 2020
Minnesota	2018 – 2020
Mississippi	2018 – 2020
Missouri	2018 – 2020
Nebraska	2018 – 2020
New Mexico	2018 – 2020
Oklahoma	2018 – 2020
Oregon	2018 – 2020
Pennsylvania	2018 – 2020
Rhode Island	2018 – 2020
South Carolina	2018 – 2020
Tennessee	2018 – 2020
Texas	2017 – 2020

However, because the Company had net operating losses and credits carried forward in several of the jurisdictions, including the United States federal and California jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

11.	PREFERRED STOCK.

The Company has 6,734,835 undesignated shares of authorized and unissued preferred stock, which may be designated and issued in the future on the authority of the Company’s Board of Directors. As of December 31, 2021, the Company had the following designated classes of preferred stock:

Series A Preferred Stock – The Company has authorized 1,684,375 shares of Series A Cumulative Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), with none outstanding at December 31, 2021 and 2020. Shares of Series A Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

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

Series B Preferred Stock – The Company has authorized 1,580,790 shares of Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), with 926,942 shares outstanding at December 31, 2021 and 2020. Shares of Series B Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

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

As of December 31, 2021, the Series B Preferred Stock was convertible into 964,230 shares of the Company’s common stock. The conversion ratio is subject to customary antidilution adjustments. In addition, antidilution adjustments are to occur in the event that the Company issues equity securities, including derivative securities convertible into equity securities (on an as-converted or as-exercised basis), at a price less than the conversion price then in effect. The shares of Series B Preferred Stock are also subject to forced conversion upon the occurrence of a transaction that would result in an internal rate of return to the holders of the Series B Preferred Stock of 25% or more. The forced conversion is to be based upon the conversion ratio as last adjusted. Accrued but unpaid dividends on the Series B Preferred Stock are to be paid in cash upon any conversion of the Series B Preferred Stock.

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

On or about December 19, 2019, the Company and the holders of its Series B Preferred Stock entered into letter agreements under which the holders agreed that until the earlier of (i) the Company’s repayment of its obligations in respect of its senior secured notes and thereafter until the next scheduled quarterly installment of Series B Preferred Stock dividends, or (ii) the occurrence of a specified event of default under the letter agreement, or (iii) two years from the date of the letter agreement (collectively, the “Waiver Period”), the holders waive any rights and remedies against the Company with respect to any unpaid dividends. Cumulative dividends on the Series B Preferred Stock continued to accrue during the Waiver Period and remained owing to the holders of the Series B Preferred Stock. The letter agreement expired in December 2021. As a result, the Company paid all accrued and unpaid Series B Preferred Stock dividends and resumed quarterly dividend payments on its Series B Preferred Stock on December 31, 2021.

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

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	COMMON STOCK AND WARRANTS.

Warrants issued to Senior Noteholders – On December 22, 2019, in connection with an extension of the Company’s Notes, the Company issued warrants to purchase an aggregate of 5,500,000 shares of the Company’s common stock. The warrants had an exercise price of $1.00 per share and were exercisable commencing June 22, 2020 and were to expire on December 22, 2020. The Company had determined that the warrants issued in this transaction did not meet the conditions for classification in stockholders’ equity and as such, the Company recorded them as a liability at fair value. These warrants were initially valued at $977,000 as of December 31, 2019. Until they were exercised, the Company revalued them at each reporting period. In August 2020, these warrants were fully exercised for $1.00 per share. See Note 15 for the Company’s fair value assumptions.

Warrants issued in Equity Offering – On October 28, 2020, the Company closed an underwritten public offering of 5,075,000 shares of its common stock at a public offering price of $8.42 per share and 5-year pre-funded warrants to purchase 3,825,493 shares of common stock at a public offering price of $8.42 per pre-funded warrant. The Company had determined that the warrants issued in this transaction did not meet the conditions for classification in stockholders’ equity and as such, the Company recorded them as a liability at fair value. In November 2020, these warrants were fully exercised. For the period they were outstanding in 2020, the Company revalued them at each reporting period. See Note 15 for the Company’s fair value assumptions.

In addition, in a concurrent private placement, the Company also issued to the investor, for a nominal price, warrants to purchase an additional 8,900,493 shares of common stock at an exercise price of $9.757 per share. The warrants became exercisable after the six-month anniversary of the offering and will expire on the 18-month anniversary of the offering, or April 28, 2022. The Company had determined that when initially issued, these warrants did not meet the conditions for classification in stockholders’ equity, however, in November 2020, the Company amended these warrants which then met the conditions of classification in stockholders’ equity and as such, the Company recorded them initially as a liability at fair value and upon their amendment, reclassified their then fair value to equity. See Note 15 for the Company’s fair value assumptions.

The aggregate gross proceeds from the offerings of common stock, pre-funded warrants and warrants were approximately $75.0 million. The net offering proceeds were approximately $70.5 million after deducting underwriting discounts and commissions and other estimated offering expenses.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes warrant activity for the years ended December 31, 2021, 2020 and 2019 (number of shares in thousands):

	Number of Shares	Price per Share	Weighted Average Exercise Price
Balance at December 31, 2018	—	$—	$—
Warrants issued	5,500	$1.00	$1.00
Balance at December 31, 2019	5,500	$1.00	$1.00
Warrants exercised	(5,500)	$1.00	$1.00
Pre-funded warrants issued	3,825	$0.00	$0.00
Pre-funded warrants exercised	(3,825)	$0.00	$0.00
Series A warrants issued	8,900	$9.76	$9.76
Balance at December 31, 2020	8,900	$9.76	$9.76
Balance at December 31, 2021	8,900	$9.76	$9.76

Nonvoting Common Stock – In 2015, the Company issued nonvoting common stock convertible at a holder’s election into voting common stock. As of December 31, 2021, an aggregate of 3,539,236 shares of nonvoting common stock had been converted into an equal number of shares of the Company’s voting common stock. As of December 31, 2021, 896 shares of nonvoting common stock were outstanding.

At-the-Market Program – In October 2018, the Company established an “at-the-market” equity distribution program under which it could offer and sell shares of common stock to, or through, sales agents by means of ordinary brokers’ transactions on The Nasdaq Stock Market, in block transactions, or as otherwise agreed between the Company and its sales agent at prices deemed appropriate. For the years ended December 31, 2020 and 2019, the Company issued 1,421,000 and 3,137,000 shares of common stock through its “at-the-market” equity program that resulted in net proceeds of $5,296,000 and $3,670,000 and fees paid to its sales agent of $171,000 and $66,000, respectively. The Company terminated its “at-the-market” program in October 2020.

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

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options – Summaries of the status of Company’s stock option plans as of December 31, 2021 and 2020 and of changes in options outstanding under the Company’s plans during those years are as follows (number of shares in thousands):

	Years Ended December 31,
	2021		2020
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	207	$4.16	229	$4.15
Options exercised	(124)	3.74	(22)	3.74
Options expired	(9)	12.90	—	—
Outstanding at end of year	74	$3.74	207	$4.16
Options exercisable at end of year	74	$3.74	207	$4.16

Stock options outstanding as of December 31, 2021 were as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (yrs.)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$3.74	74	1.46	$3.74	74	$3.74

The aggregate intrinsic value of the options outstanding was $79,000, $262,000 and $0 as of December 31, 2021, 2020 and 2019, respectively.

Restricted Stock – A summary of unvested restricted stock activity is as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at December 31, 2019	2,201	$1.84
Issued	1,663	$1.25
Vested	(1,290)	$2.08
Canceled	(314)	$1.33
Unvested at December 31, 2020	2,260	$1.34
Issued	750	$5.76
Vested	(1,525)	$1.64
Canceled	(98)	$2.77
Unvested at December 31, 2021	1,387	$3.30

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the common stock at vesting aggregated $8,810,000, $1,639,000 and $599,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Stock-based compensation expense related to employee and non-employee restricted stock and option grants recognized in the accompanying consolidated statements of operations, was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Employees	$1,758	$2,025	$2,422
Non-employees	1,125	654	387
Total stock-based compensation expense	$2,883	$2,679	$2,809

Employee grants typically have a two or three-year vesting schedule, while non-employee grants have a one-year vesting schedule. At December 31, 2021, the total compensation expense related to unvested awards which had not been recognized was $3,036,000 and the associated weighted-average period over which the compensation expense attributable to those unvested awards will be recognized was approximately 0.61 years.

14.	COMMITMENTS AND CONTINGENCIES.

Commitments – The following is a description of significant commitments at December 31, 2021:

Sales Commitments – At December 31, 2021, the Company had entered into sales contracts with its major customers to sell certain quantities of alcohol and essential ingredients. The Company had open alcohol indexed-price contracts for 155,326,000 gallons as of December 31, 2021 and open fixed-price alcohol sales contracts totaling $205,701,000 as of December 31, 2021. The Company had open fixed-price sales contracts for essential ingredients totaling $18,758,000 and open indexed-price sales contracts of essential ingredients for 5,054,000 tons as of December 31, 2021. These sales contracts are scheduled for completion over the next twelve months.

Purchase Commitments – At December 31, 2021, the Company had indexed-price purchase contracts to purchase 62,748,000 gallons of alcohol and fixed-price purchase contracts to purchase $153,986,000 of alcohol from its suppliers. The Company had fixed-price purchase contracts to purchase $52,022,000 of corn from its suppliers as of December 31, 2021. The Company had fixed-price purchase contracts for natural gas totaling $18,300,000 and indexed-price purchase contracts for natural gas totaling 3,900,000 MMBTU. The Company also had future commitments for certain capital projects totaling $19,400,000. These purchase commitments are scheduled to be satisfied through mid-2022.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies – The following is a description of significant contingencies at December 31, 2021:

Litigation – The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible, and the amount involved could be material. While there can be no assurances, the Company does not expect that any of its pending legal proceedings will have a material financial impact on the Company’s operating results.

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

Long-Lived Assets Held-for-Sale – The Company recorded its long-lived assets associated with its property and equipment held-for-sale at fair value at December 31, 2021 and 2020 of $1,000,000 and $58,295,000, respectively. The fair values of these assets are based on observable values for the assets through corroboration with market data and are designated as Level 3 inputs.

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

The fair values of the warrants are based on unobservable inputs and are designated as Level 3 inputs. The changes in the Company’s fair value of its Level 3 inputs with respect to its warrants were as follows (in thousands):

	Warrants to Senior Noteholders	Pre-funded Warrants	Other Warrants
Balance, December 31, 2019	$977	$—	$—
Issuance of warrants in October 2020 offering	—	23,638	27,048
Exercise of warrants/reclass to equity in 2020	(8,474)	(21,917)	(31,231)
Adjustments to fair value for 2020	7,497	(1,721)	4,183
Balance, December 31, 2021	$—	$—	$—

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2021 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$15,839	$15,839	$—	$—
Long-lived assets held-for-sale	1,000	—	—	1,000
Defined benefit plan assets(1)
(pooled separate accounts):
Large U.S. Equity(2)	5,612	—	5,612	—	28%
Small/Mid U.S. Equity(3)	3,684	—	3,684	—	18%
International Equity(4)	2,909	—	2,909	—	15%
Fixed Income(5)	7,782	—	7,782	—	39%
	$36,826	$15,839	$19,987	$1,000

Liabilities:
Derivative financial instruments	$13,582	$13,582	$—	$—

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2020 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$17,149	$17,149	$—	$—
Long-lived assets held-for-sale	58,295	—	—	58,295
Defined benefit plan assets(1)
(pooled separate accounts):
Large U.S. Equity(2)	5,470	—	5,470	—	31%
Small/Mid U.S. Equity(3)	2,605	—	2,605	—	15%
International Equity(4)	2,921	—	2,921	—	17%
Fixed Income(5)	6,592	—	6,592	—	37%
	$93,032	$17,149	$17,588	$58,295

Liabilities:
	$—	$—	$—	$—

(1)	See Note 9 for accounting discussion.

(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

16.	SUBSEQUENT EVENTS.

Acquisition of Eagle Alcohol – On January 14, 2022, Alto Ingredients, Inc. purchased 100% of the membership interests of Eagle Alcohol. The purchase price was $14.0 million in cash plus an estimated net working capital adjustment of $1.3 million in cash. The selling members of Eagle Alcohol are eligible to receive up to an additional $14.0 million of contingent consideration, payable through a combination of $9.0 million in cash over the next three years and an aggregate of $5.0 million in the Company’s common stock on the fourth and fifth year anniversaries of the closing date, subject to the satisfaction of certain conditions, including continued employment with the Company.

Eagle Alcohol specializes in break bulk distribution of specialty alcohols. Eagle Alcohol purchases bulk alcohol from suppliers, including the Company. Then it stores, denatures, packages, and resells alcohol products in smaller sizes, including tank trucks, totes, and drums, that garner a premium to bulk alcohols. Eagle Alcohol delivers products to customers in the beverage, food, pharma, and related-process industries via its own dedicated trucking fleet and common carrier. The acquisition will provide the Company further vertical integration and reach new markets in the specialty alcohol industry.

Eagle Alcohol’s unaudited results for 2021 generated $35.7 million in net sales and $3.6 million in pre-tax income. Assuming the acquisition had closed on January 1, 2021, the combined consolidated financials of the Company, on a pro forma unaudited basis, excluding any intangible amortization, would have resulted in net sales of $1,243.6 million, pre-tax income of $51.2 million, and diluted earnings per share of $0.66.

The allocation of the estimated purchase price has not been completed. Preliminarily, the Company estimates acquired tangible assets of approximately $8.6 million, acquired intangible assets, including any goodwill, of approximately $12.8 million and liabilities of approximately $6.1 million.

The Company expects to recognize certain identifiable intangible assets with respect to customers and tradename, which is ongoing and an estimate cannot be provided. In addition, a final valuation may include either an asset or liability associated with any material out-of-market contract positions.

The actual determination of the purchase price allocation on the closing date will be based on the final net tangible and intangible assets of Eagle Alcohol as of January 14, 2022, based on completion of the valuation of the fair value of such net assets. The Company anticipates that the ultimate purchase price allocation of balance sheet amounts such as current assets and liabilities, property and equipment, intangible assets and long-term assets and liabilities will differ from the preliminary assessment noted above, including any income tax impact. Any changes to the initial estimates of the fair value of the acquired assets and assumed liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill if net assets acquired are less than the purchase price. If net assets acquired exceed the purchase price, the residual amount will result in a bargain purchase gain.

Amendments to Notes Receivable – On February 23, 2022, the Company settled certain post-closing indemnification claims with ACEC, amending the Company’s notes receivable with ACEC. These amendments reduced the overall principal balance by $1.6 million and accelerated the maturity dates of the notes to June 30, 2022.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement dated April 23, 2021 by and among the Registrant, Pacific Ethanol Madera LLC and Seaboard Energy California, LLC	10-Q	000-21467	10.1	08/10/2021
2.2	First Amendment to Asset Purchase Agreement dated July 30, 2021 by and among the Registrant, Pacific Ethanol Madera LLC and Seaboard Energy California, LLC	10-Q	000-21467	10.2	08/10/2021
2.3	Asset Purchase Agreement dated November 5, 2021 by and among the Registrant, Pacific Ethanol Stockton LLC and Pelican Acquisition LLC					X
3.1	Certificate of Incorporation	10-Q	000-21467	3.1	11/06/2015
3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock	10-Q	000-21467	3.2	11/06/2015
3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock	10-Q	000-21467	3.3	11/06/2015
3.4	Certificate of Amendment to Certificate of Incorporation dated June 3, 2010	10-Q	000-21467	3.4	11/06/2015
3.5	Certificate of Amendment to Certificate of Incorporation effective June 8, 2011	10-Q	000-21467	3.5	11/06/2015
3.6	Certificate of Amendment to Certificate of Incorporation effective May 14, 2013	10-Q	000-21467	3.6	11/06/2015
3.7	Certificate of Amendment to Certificate of Incorporation effective July 1, 2015	10-Q	000-21467	3.7	11/06/2015
3.8	Certificate of Amendment to Certificate of Incorporation effective January 12, 2021	8-K	000-21467	3.1	01/13/2021
3.9	Second Amended and Restated Bylaws	8-K	000-21467	3.2	01/13/2021
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	000-21467	4.1	03/30/2020
10.1	2006 Stock Incentive Plan, as amended#	S-8	333-196876	4.1	06/18/2014
10.2	2016 Stock Incentive Plan, as amended#	S-8	333-250180	4.10	11/18/2020
10.3	Form of Employee Restricted Stock Agreement under 2016 Stock Incentive Plan#	10-K	000-21467	10.5	03/15/2018

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.4	Form of Non-Employee Director Restricted Stock Agreement under 2016 Stock Incentive Plan#	10-K	000-21467	10.6	03/15/2017
10.5	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Christopher W. Wright#	10-K	000-21467	10.8	03/15/2017
10.6	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Bryon T. McGregor#	10-K	000-21467	10.9	03/15/2017
10.7	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and James R. Sneed#	10-K	000-21467	10.12	03/15/2017
10.8	Second Amended and Restated Employment Agreement dated July 26, 2018 between the Registrant and Michael D. Kandris#	8-K	000-21467	10.1	08/07/2020
10.9	Employment Agreement dated February 1, 2022 between the Registrant and Auste M. Graham#					X
10.10	Form of Indemnity Agreement between the Registrant and each of its Executive Officers and Directors#	10-K	000-21467	10.46	03/31/2010
10.11	Policy for Recoupment of Incentive Compensation dated March 29, 2018#	10-K	000-21467	10.17	03/18/2019
10.12	Form of Clawback Policy Acknowledgement and Agreement#	10-K	000-21467	10.18	03/18/2019
10.13	Registration Rights Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.4	03/27/2008
10.14	Letter Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.5	03/27/2008
10.15	Letter Agreement dated May 22, 2008 among the Registrant, Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler#	8-K	000-21467	10.3	05/23/2008
10.16	Second Amended and Restated Credit Agreement dated August 2, 2017 among Kinergy Marketing LLC, Pacific Ag. Products, LLC, Wells Fargo Bank, National Association, and the parties thereto from time to time as lenders	8-K	000-21467	10.1	08/08/2017

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.17	Amendment No. 1 to Second Amended and Restated Credit Agreement dated March 27, 2019 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Bank, National Association	10-Q	000-21467	10.7	05/03/2019
10.18	Amendment No. 2 to Second Amended and Restated Credit Agreement dated July 31, 2019 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC, the parties thereto from time to time as lenders and Wells Fargo Bank, National Association	8-K	000-21467	10.1	08/06/2019
10.19	Amendment No. 3 to Second Amended and Restated Credit Agreement dated November 19, 2019 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC, the parties thereto from time to time as lenders and Wells Fargo Bank, National Association	10-K	000-21467	10.61	03/30/2020
10.20	Waiver, Consent and Amendment No. 4 to Second Amended and Restated Credit Agreement dated March 8, 2021 by and among Kinergy Marketing LLC, Alto Nutrients, LLC and Wells Fargo Bank, National Association					X
10.21	Waiver, Consent, and Amendment No. 5 to Second Amended and Restated Credit Agreement dated June 10, 2021 by and among Kinergy Marketing LLC, Alto Nutrients, LLC and Wells Fargo Bank, National Association					X
10.22	Second Amended and Restated Guarantee dated August 2, 2017 by the Registrant in favor of Wells Fargo Bank, National Association, for and on behalf of the lenders	8-K	000-21467	10.2	08/08/2017
10.23	Secured Promissory Note (Negotiable) dated April 15, 2020 in the amount of $8,580,000 by Pacific Aurora, LLC in favor of Pacific Ethanol Central, LLC	8-K	000-21467	10.4	04/21/2020
10.24	Secured Promissory Note (Non-Negotiable) dated April 15, 2020 in the amount of $7,920,000 by Pacific Aurora, LLC in favor of Pacific Ethanol Central, LLC	8-K	000-21467	10.5	04/21/2020
10.25	Series A Warrant to Purchase Common Stock dated October 28, 2020 for 8,900,493 shares by and between the Registrant and CVI Investments, Inc.	10-K	000-21467	10.85	03/26/2021

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.26	Registration Rights Agreement dated October 28, 2020 by and between the Registrant and CVI Investments, Inc.	10-K	000-21467	10.86	03/26/2021
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March, 2022.

ALTO INGREDIENTS, INC.

/s/ MICHAEL D. KANDRIS
Michel D. Kandris President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM L. JONES	Chairman of the Board and Director	March 14, 2022
William L. Jones

/s/ MICHAEL D. KANDRIS	President, Chief Executive Officer	March 14, 2022
Michael D. Kandris	(Principal Executive Officer), Chief Operating Officer and Director

/s/ BRYON T. MCGREGOR	Chief Financial Officer (Principal	March 14, 2022
Bryon T. McGregor	Financial and Accounting Officer)

/s/ TERRY L. STONE	Director	March 14, 2022
Terry L. Stone

/s/ JOHN L. PRINCE	Director	March 14, 2022
John L. Prince

/s/ DOUGLAS L. KIETA	Director	March 14, 2022
Douglas L. Kieta

/s/ GILBERT E. NATHAN	Director	March 14, 2022
Gilbert E. Nathan

/s/ DIANNE S. NURY	Director	March 14, 2022
Dianne S. Nury