Form 10-Q
period 2022-03-31
Alto Ingredients, Inc.
filed 2022-05-10
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, there were 74,075,166 shares of Alto Ingredients, Inc. common stock, $0.001 par value per share, and 896 shares of Alto Ingredients, Inc. non-voting common stock, $0.001 par value per share, outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2022	2021
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$36,184	$50,612
Restricted cash	23,799	11,513
Accounts receivable (net of allowance for doubtful accounts of $409 and $378, respectively)	80,611	86,888
Inventories	58,491	54,373
Derivative instruments	19,498	15,839
Notes receivable, current	12,385	3,125
Other current assets	10,245	7,176
Total current assets	241,213	229,526
Property and equipment, net	220,996	222,550
Other Assets:
Right of use operating lease assets, net	15,099	13,413
Notes receivable, noncurrent	—	11,641
Intangible assets, net	9,460	2,678
Goodwill	5,958	—
Other assets	5,142	5,145
Total other assets	35,659	32,877
Total Assets	$497,868	$484,953

*	Amounts derived from the audited financial statements for the year ended December 31, 2021.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	March 31,	December 31,
	2022	2021
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – trade	$21,750	$23,251
Accrued liabilities	19,479	21,307
Current portion – operating leases	4,297	3,909
Derivative instruments	27,487	13,582
Other current liabilities	7,168	7,553
Total current liabilities	80,181	69,602

Long-term debt	53,681	50,361
Operating leases, net of current portion	10,705	9,382
Other liabilities	10,336	10,394
Total Liabilities	154,903	139,739
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Alto Ingredients, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of March 31, 2022 and December 31, 2021; liquidation preference of $18,075 as of March 31, 2022	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 74,411 and 72,778 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	74	73
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,037,869	1,037,205
Accumulated other comprehensive loss	(284)	(284)
Accumulated deficit	(694,695)	(691,781)
Total Stockholders’ Equity	342,965	345,214
Total Liabilities and Stockholders’ Equity	$497,868	$484,953

*	Amounts derived from the audited financial statements for the year ended December 31, 2021.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$308,118	$218,734
Cost of goods sold	303,345	204,897
Gross profit	4,773	13,837
Selling, general and administrative expenses	7,629	7,014
Asset impairment	—	1,200
Income (loss) from operations	(2,856)	5,623
Interest expense, net	(200)	(1,885)
Other income, net	454	940
Income (loss) before provision for income taxes	(2,602)	4,678
Provision for income taxes	—	—
Net income (loss)	$(2,602)	$4,678
Preferred stock dividends	$(312)	$(312)
Net income (loss) available to common stockholders	$(2,914)	$4,366
Net income (loss) per share, basic and diluted	$(0.04)	$0.06
Weighted-average shares outstanding, basic	71,390	70,351
Weighted-average shares outstanding, diluted	71,390	72,464

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Consolidated net income (loss)	$(2,602)	$4,678
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	6,134	5,860
Asset impairment	—	1,200
Gains on derivative instruments	(5,316)	(10,543)
Non-cash compensation	673	804
Amortization of deferred financing fees	6	190
Bad debt expense	31	91
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	11,775	(13,057)
Inventories	(2,773)	(17,291)
Other assets	14,119	3,309
Operating leases	(1,257)	(1,037)
Assets held-for-sale	—	1,241
Liabilities held-for-sale	—	(312)
Accounts payable and accrued liabilities	(9,726)	20,391
Net cash provided by (used in) operating activities	11,064	(4,476)
Investing Activities:
Additions to property and equipment	(2,334)	(4,411)
Purchase of Eagle Alcohol, net of cash acquired	(14,655)	—
Net cash used in investing activities	(16,989)	(4,411)
Financing Activities:
Net proceeds from Kinergy’s line of credit	3,314	13,042
Proceeds from principal payments on notes receivable	781	—
Proceeds from stock option exercises	—	462
Preferred stock dividends paid	(312)	—
Principal payments on borrowings	—	(8,532)
Net cash provided by financing activities	3,783	4,972
Net decrease in cash, cash equivalents and restricted cash	(2,142)	(3,915)
Cash, cash equivalents and restricted cash at beginning of period	62,125	48,187
Cash, cash equivalents and restricted cash at end of period	$59,983	$44,272

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$36,184	$44,146
Restricted cash	23,799	126
Total cash, cash equivalents and restricted cash	$59,983	$44,272
Supplemental Information:
Interest paid	$195	$1,825
Income tax refunds	$81	$—
Accrued preferred stock dividends	$—	$312

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balances, January 1, 2022	927	$1	72,778	$73	$1,037,205	$(691,781)	$(284)	$345,214
Stock-based compensation	—	—	—	—	673	—	—	673
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	684	—	(9)	—	—	(9)
Shares issued for Eagle Alcohol acquisition	—	—	949	1	—	—	—	1
Preferred stock dividends	—	—	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	—	(2,602)	—	(2,602)
Balances, March 31, 2022	927	$1	74,411	$74	$1,037,869	$(694,695)	$(284)	$342,965

Balances, January 1, 2021	927	$1	72,487	$72	$1,036,638	$(736,598)	$(3,878)	$296,235
Stock-based compensation	—	—	—	—	804	—	—	804
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	550	1	(186)	—	—	(185)
Stock option exercises	—	—	124	—	462	—	—	462
Preferred stock dividends	—	—	—	—	—	(312)	—	(312)
Net income	—	—	—	—	—	4,678	—	4,678
Balances, March 31, 2021	927	$1	73,161	$73	$1,037,718	$(732,232)	$(3,878)	$301,682

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

On May 14, 2021 and November 4, 2021, the Company completed the sale of its production facilities located in Madera and Stockton, California, respectively. The results of these facilities are included in the Company’s results reported for the three months ended March 31, 2021. As discussed in Note 2, on January 14, 2022, the Company acquired 100% ownership of Eagle Alcohol Company LLC, a Missouri limited liability company (“Eagle Alcohol”), which is now a wholly-owned subsidiary of Alto Ingredients, Inc. The results of Eagle Alcohol since the date of the acquisition are included in the Company’s results reported for the three months ended March 31, 2022.

The Company is a leading producer and distributor of specialty alcohols and essential ingredients. The Company also produces, markets and distributes renewable fuel. The Company’s production facilities in Pekin, Illinois are located in the heart of the Corn Belt, benefit from low-cost and abundant feedstock and allow for access to many additional domestic markets. In addition, the Company’s ability to load unit trains and barges from these facilities allows for greater access to international markets. The Company’s two production facilities in Oregon and Idaho are located in close proximity to both feed and renewable fuel ethanol customers and thus enjoy unique advantages in efficiency, logistics and product pricing.

The Company has a combined alcohol production capacity of 350 million gallons per year and produces, on an annualized basis, nearly 1.2 million tons of essential ingredients on a dry matter basis, such as dried yeast, corn gluten meal, corn gluten feed, and distillers grains and liquid feed used in commercial animal feed and pet foods. In addition, the Company sells alcohols acquired from other producers, and markets and distributes fuel-grade ethanol produced by third parties.

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

As of March 31, 2022, all of the Company’s production facilities were operating. As market conditions change, the Company may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Of the accounts receivable balance, approximately $52,008,000 and $63,929,000 at March 31, 2022 and December 31, 2021, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $409,000 and $378,000 as of March 31, 2022 and December 31, 2021, respectively. The Company recorded a bad debt expense of $31,000 and $91,000 for the three months ended March 31, 2022 and 2021, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

Business Combinations – Business acquisitions are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”. FASB ASC 805 requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable tangible and intangible assets acquired, the liabilities assumed and recognize and measure goodwill or a gain from the purchase. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Adjustments to fair value assessments are recorded to goodwill over the measurement period (not longer than twelve months).

Estimates and Assumptions – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining the allowance for doubtful accounts, net realizable value of inventory, estimated lives of property and equipment, long-lived asset impairments, fair value of warrants, valuation allowances on deferred income taxes, the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns, and the valuation of assets acquired and liabilities assumed as a result of business combinations. Actual results and outcomes may materially differ from management’s estimates and assumptions.

2. ACQUISITION OF EAGLE ALCOHOL.

On January 14, 2022, the Company purchased 100% of the membership interests of Eagle Alcohol. The purchase price was $14.0 million in cash plus an estimated net working capital adjustment of $1.3 million in cash. The selling members of Eagle Alcohol are eligible to receive up to an additional $14.0 million of contingent consideration, payable through a combination of $9.0 million in cash over the next three years and an aggregate of $5.0 million in the Company’s common stock on the fourth and fifth year anniversaries of the closing date, subject to the satisfaction of certain conditions, including continued employment with the Company. With respect to these payments, the Company has recognized an estimated $0.9 million for the three months ended March 31, 2022, in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Eagle Alcohol specializes in break bulk distribution of specialty alcohols. Eagle Alcohol purchases bulk alcohol from suppliers. Eagle Alcohol then stores, denatures, packages, and resells alcohol products in smaller sizes, including tank trucks, totes, and drums, that garner a premium to bulk alcohols. Eagle Alcohol delivers products to customers in the beverage, food, pharma, and related-process industries via its own dedicated trucking fleet and common carrier. The acquisition will provide the Company further vertical integration and access to new markets in the specialty alcohol industry.

Eagle Alcohol’s unaudited results for the three months ended March 31, 2022 and 2021 generated $3.8 million and $6.8 million in net sales and $0.2 million and $0.9 million in net income, respectively. The following table presents unaudited pro forma combined financial information assuming the acquisition occurred on January 1, 2021 (dollars in thousands except per share amounts):

	Three Months Ended March 31,
	2022	2021

Revenues – pro forma	$308,645	$225,486
Net income (loss) available to common stockholders – pro forma	$(2,981)	$4,508
Diluted net income (loss) per share – pro forma	$(0.04)	$0.06
Diluted shares	72,339	73,413

The following preliminary allocation of the estimated purchase price assumes, with the exception of property and equipment and intangibles, carrying values approximate fair value. Estimates of uncollectible accounts receivable are not considered material due to the short-term nature and customer collection history. The preliminary estimate of working capital is under review by management and is subject to change. Based upon these assumptions, the preliminary purchase price allocation is as follows (in thousands):

Cash and equivalents	$705
Accounts receivables	5,529
Inventories	1,345
Total current assets	7,579

Property and equipment	1,066
Right of use assets	2,749
Total tangible assets	$11,394

Current liabilities	$6,219
Right of use liabiltiy	2,749
Total liabiltiies	$8,968

Net tangible assets acquired	$2,426
Customer relationships	6,556
Tradename	420
Goodwill	5,958
Total Purchase Price	$15,360

Goodwill represents the value of the downstream integration that the operations of Eagle Alcohol will add to the Company. The Company expects the amortization of goodwill to be deductible for tax purposes. For the identifiable intangible assets, the Company has estimated 12 years for useful lives for customer relationships and 10 years for tradename. For the three months ended March 31, 2022, the Company recorded amortization of these intangibles of $108,000 and $9,000, respectively. Any changes to the initial estimates of the fair value of the acquired assets and assumed liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill if net assets acquired are less than the purchase price. The Company did not incur any material acquisition costs.

3. SEGMENTS.

The Company reports its financial and operating performance in three segments: (1) marketing and distribution, which includes marketing and merchant trading for Company-produced alcohols and essential ingredients on an aggregated basis and third-party fuel-grade ethanol sales (2) Pekin production, which includes the production and sale of alcohols and essential ingredients produced at the Company’s Pekin, Illinois campus (“Pekin Campus”), and (3) Other production, which includes the production and sale of renewable fuel and essential ingredients produced at all of the Company’s other production facilities on an aggregated basis (“Other production”), none of which are individually so significant as to be considered a reportable segment.

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended March 31,
Net Sales	2022	2021
Pekin Campus production, recorded as gross:
Alcohol sales	$116,050	$95,083
Essential ingredient sales	55,280	45,077
Intersegment sales	256	1,473
Total Pekin Campus sales	171,586	141,633
Marketing and distribution:
Alcohol sales, gross	$53,926	$57,010
Alcohol sales, net	351	452
Intersegment sales	2,996	2,244
Total marketing and distribution sales	57,273	59,706
Other production, recorded as gross:
Alcohol sales	$59,805	$15,969
Essential ingredient sales	18,938	5,143
Intersegment sales	12	305
Total Other production sales	78,755	21,417

Corporate and other	3,768	—
Intersegment eliminations	(3,264)	(4,022)
Net sales as reported	$308,118	$218,734

Cost of goods sold:
Pekin Campus	$168,881	$128,864
Marketing and distribution	54,716	53,958
Other production	78,244	24,117
Corporate and other	2,872	—
Intersegment eliminations	(1,368)	(2,042)
Cost of goods sold as reported	$303,345	$204,897

Gross profit (loss):
Pekin Campus production	$2,705	$12,769
Marketing and distribution	2,557	5,748
Other production	511	(2,700)
Corporate and other	896	—
Intersegment eliminations	(1,896)	(1,980)
Gross profit (loss) as reported	$4,773	$13,837

Income (loss) before provision for income taxes:
Pekin Campus production	$85	$10,012
Marketing and distribution	785	3,735
Other production	(1,209)	(5,945)
Corporate and other	(2,263)	(3,124)
	$(2,602)	$4,678

Depreciation and amortization:
Pekin Campus production	$4,538	$4,345
Other production	1,456	1,498
Corporate and other	140	17
	$6,134	$5,860

Interest expense:
Pekin Campus production	$—	$519
Marketing and distribution	200	202
Other production	—	136
Corporate and other	—	1,028
	$200	$1,885

The following table sets forth the Company’s total assets by operating segment (in thousands):

	March 31, 2022	December 31, 2021
Total assets:
Pekin Campus production	$271,771	$266,197
Marketing and distribution	127,499	130,302
Other production	62,168	57,046
Corporate and other	36,430	31,408
	$497,868	$484,953

4.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, essential ingredients and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a valuation adjustment of $249,000 and $0 as of March 31, 2022 and December 31, 2021, respectively. Inventory balances consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Finished goods	$38,418	$35,509
Work in progress	7,185	6,909
Raw materials	11,770	10,837
Other	1,118	1,118
Total	$58,491	$54,373

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on alcohol sales and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price. In addition, the Company hedges anticipated sales of alcohol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three months ended March 31, 2022 and 2021, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into exchange-traded forward contracts or options for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net gains of $5,316,000 and $10,543,000 as the change in the fair value of these contracts for the three months ended March 31, 2022 and 2021, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of March 31, 2022
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$23,799
Commodity contracts	Derivative assets	$19,498	Derivative liabilities	$27,487

	As of December 31, 2021
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$11,513
Commodity contracts	Derivative assets	$15,839	Derivative liabilities	$13,582

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

The classification and amounts of the Company’s recognized gains for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains
		For the three months Ended March 31,
Type of Instrument	Statements of Operations Location	2022	2021

Commodity contracts	Cost of goods sold	$15,562	$6,185
		$15,562	$6,185

		Unrealized Gains (Losses)
		For the three months Ended March 31,
Type of Instrument	Statements of Operations Location	2022	2021

Commodity contracts	Cost of goods sold	$(10,246)	$4,358
		$(10,246)	$4,358

6. DEBT.

Long-term borrowings are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Kinergy line of credit	$53,715	$50,401
Less unamortized debt financing costs	(34)	(40)
Less short-term portion	—	—
Long-term debt	$53,681	$50,361

Excess Availability – As of March 31, 2022, Kinergy had $15.2 million in unused borrowing availability under its line of credit.

7. COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At March 31, 2022, the Company had entered into sales contracts with its major customers to sell certain quantities of alcohol and essential ingredients. The Company had open alcohol indexed-price contracts for 125,438,000 gallons as of March 31, 2022 and open fixed-price alcohol sales contracts totaling $124,713,000 as of March 31, 2022. The Company had open fixed-price sales contracts for essential ingredients totaling $23,023,000 and open indexed-price sales contracts of essential ingredients for 5,242,000 tons as of March 31, 2022. These sales contracts are scheduled to be completed throughout 2022.

Purchase Commitments – At March 31, 2022, the Company had indexed-price purchase contracts to purchase 17,439,000 gallons of alcohol and fixed-price purchase contracts to purchase $81,601,000 of alcohol from its suppliers. The Company had fixed-price purchase contracts to purchase $67,584,000 of corn from its suppliers as of March 31, 2022. The Company had fixed-price purchase contracts for natural gas totaling $13,439,000 and indexed-price purchase contracts for natural gas totaling 2,140,000 MMBTU. The Company also had future commitments for certain capital projects totaling $26,769,000. These purchase commitments are scheduled to be satisfied throughout 2022 and 2023.

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

8. PENSION PLANS.

The Company sponsors a defined benefit pension plan (the “Retirement Plan”) and a healthcare and life insurance plan (the “Postretirement Plan”).

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

The Company uses a December 31 measurement date for its Retirement Plan. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations. As of December 31, 2021, the Retirement Plan’s accumulated projected benefit obligation was $23.8 million, with a fair value of plan assets of $20.0 million. The underfunded amount of $3.8 million is recorded on the Company’s consolidated balance sheet in other liabilities. For the three months ended March 31, 2022, the Retirement Plan’s net periodic expense (income) was ($8,000), comprised of $164,000 in interest cost and $101,000 in service cost, more than offset by $273,000 of expected return on plan assets. For the three months ended March 31, 2021, the Retirement Plan’s net periodic expense was $22,000, comprised of $151,000 in interest cost and $109,000 in service cost, partially offset by $238,000 of expected return on plan assets.

The Postretirement Plan provides postretirement medical benefits and life insurance to certain “grandfathered” unionized employees. Employees hired after December 31, 2000 are not eligible to participate in the Postretirement Plan. The Postretirement Plan is contributory, with contributions required at the same rate as active employees. Benefit eligibility under the plan reduces at age 65 from a defined benefit to a defined dollar cap based upon years of service. As of December 31, 2021, the Postretirement Plan’s accumulated projected benefit obligation was $4.3 million and is recorded on the Company’s consolidated balance sheet in other liabilities. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations. For the three months ended March 31, 2022, the Postretirement Plan’s net periodic expense was $32,000, comprised of $26,000 of interest cost and $6,000 of service cost. For the three months ended March 31, 2021, the Postretirement Plan’s net periodic expense was $42,000, comprised of $10,000 of interest cost, $26,000 of service cost and $6,000 of amortization expense.

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

Long-Lived Assets Held-for-Sale – The Company recorded its long-lived assets associated with its property and equipment held-for-sale at fair value at March 31, 2022 and December 31, 2021 of $1,000,000. The fair values of these assets are based on observable values for the assets through corroboration with market data and are designated as Level 3 inputs.

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

The following table summarizes recurring and nonrecurring fair value measurements by level at March 31, 2022 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$19,498	$19,498	$—	$—
Long-lived assets held-for-sale	1,000	—	—	1,000
	$20,498	$19,498	$—	$1,000
Liabilities:

Derivative financial instruments	$(27,487)	$(27,487)	$—	$—

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2021 (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Benefit Plan Percentage Allocation
Assets:
Derivative financial instruments	$15,839	$15,839	$—	$—
Long-lived assets held-for-sale	1,000	—	—	1,000
Defined benefit plan assets(1)
(pooled separate accounts):
Large U.S. Equity(2)	5,612	—	5,612	—	28%
Small/Mid U.S. Equity(3)	3,684	—	3,684	—	18%
International Equity(4)	2,909	—	2,909	—	15%
Fixed Income(5)	7,782	—	7,782	—	39%
	$36,826	$15,839	$19,987	$1,000

Liabilities:
Derivative financial instruments	$(13,582)	$(13,582)	$—	$—

(1)	Included in other assets in the consolidated balance sheets.
(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

10.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31, 2022
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(2,602)
Less: Preferred stock dividends	(312)
Basic and diluted loss per share:
Net loss available to common stockholders	$(2,914)	71,390	$(0.04)

	Three Months Ended March 31, 2021
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$4,678
Less: Preferred stock dividends	(312)
Basic income per share:
Income available to common stockholders	$4,366	70,351	$0.06
Add: Dilutive securities		2,113
Diluted income per share:
Income available to common stockholders	$4,366	72,464	$0.06

There were an additional aggregate potentially dilutive weighted-average shares of 1,339,000 and 3,265,000 from convertible securities outstanding for the three months ended March 31, 2022 and 2021. These securities were not considered in calculating diluted net income (loss) per share for the three months ended March 31, 2022 and 2021, as their effect would have been anti-dilutive. At March 31, 2022, the Company had outstanding unexercised warrants to purchase 8.9 million shares of its common stock at an exercise price of $9.76 per share. These warrants expired unexercised on April 28, 2022.

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

Overview

We are a leading producer and distributor of specialty alcohols and essential ingredients, and the largest producer of specialty alcohols in the United States.

We operate five alcohol production facilities. Three of our production facilities are located in the Midwestern state of Illinois and two of our facilities are located in the Western states of Oregon and Idaho. We have an annual alcohol production capacity of 350 million gallons. We market and distribute all of the alcohols produced at our facilities as well as fuel-grade ethanol produced by third parties. In 2021, we marketed and distributed approximately 480 million gallons combined of our own alcohols as well as fuel-grade ethanol produced by third parties, and over 1.2 million tons of essential ingredients on a dry matter basis.

We report our financial and operating performance in three segments: (1) marketing and distribution, which includes marketing and merchant trading for Company-produced alcohols and essential ingredients on an aggregated basis and third party fuel-grade ethanol sales, (2) Pekin production, which includes the production and sale of alcohols and essential ingredients produced at our Pekin, Illinois campus, or Pekin Campus, and (3) Other production, which includes the production and sale of renewable fuel and essential ingredients produced at all of our other production facilities on an aggregated basis, none of which are individually so significant as to be considered a reportable segment.

Our mission is to expand our business as a leading producer and distributor of specialty alcohols and essential ingredients. We intend to accomplish this goal in part by investing in our specialized and higher value specialty alcohol production and distribution infrastructure, expanding production in high-demand essential ingredients, expanding and extending the sale of our products into new regional and international markets, building efficiencies and economies of scale and by capturing a greater portion of the value stream.

On January 14, 2022, we acquired Eagle Alcohol Company LLC, or Eagle Alcohol, for $14.0 million in cash plus an estimated net working capital adjustment of $1.3 million in cash. The members of Eagle Alcohol are eligible to receive up to an additional $14.0 million of contingent consideration, payable through a combination of cash and our common stock over the next five years, subject to the satisfaction of certain conditions, including continued employment.

Eagle Alcohol specializes in break bulk distribution of specialty alcohols. Eagle Alcohol purchases bulk alcohol from suppliers. Eagle Alcohol then stores, denatures, packages, and resells alcohol products in smaller sizes, including tank trucks, totes, and drums, that garner a premium to bulk alcohols. Eagle Alcohol delivers products to customers in the beverage, food, pharma, and related-process industries via its own dedicated trucking fleet and common carrier. Eagle Alcohol generated over $35 million in revenues in 2021. Eagle Alcohol is now one of our wholly-owned subsidiaries, and its former president, Dan Croghan, who has many years of experience and expertise in the chemical and alcohol distribution industry, continues on as our employee.

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

All of our production facilities are currently operating and have been operating through all of the first quarter. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

		Annual Production Capacity (estimated, in gallons)
Production Facility	Location	Fuel-Grade Ethanol	Specialty Alcohol
Pekin Campus	Pekin, IL	110,000,000	140,000,000
Magic Valley	Burley, ID	60,000,000	—
Columbia	Boardman, OR	40,000,000	—

Marketing and Distribution Segment

We market and distribute all of the alcohols and essential ingredients we produce at our facilities. We also market and distribute alcohol produced by third parties.

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

Our renewable fuel customers are located throughout the Western and Midwestern United States and consist of integrated oil companies and gasoline marketers who blend fuel-grade ethanol into gasoline. Our customers depend on us to provide a reliable supply of fuel-grade ethanol and manage the logistics and timing of delivery with very little effort on their part. Our customers collectively require fuel-grade ethanol volumes in excess of the supplies we produce at our facilities. We secure additional fuel-grade ethanol supplies from third-party producers. We arrange for transportation, storage and delivery of fuel-grade ethanol purchased by our customers through our agreements with third-party service providers in the Western United States as well as in the Midwest from a variety of sources.

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

Current Initiatives and Outlook

Our decision to diversify further into specialty alcohols and essential ingredients provided a buffer against macroeconomic challenges and weak renewable fuel crush margins in the first quarter of 2022. As a result, we generated positive gross margins and, despite generating a net loss of $2.6 million, we generated positive Adjusted EBITDA of $4.4 million for the quarter notwithstanding a challenging market environment. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for asset impairments, loss on extinguishment of debt, acquisition-related expense and fair value adjustments. A table reconciling Adjusted EBITDA to unaudited net income or loss attributed to Alto Ingredients, Inc. is included below.

During the quarter, we remained focused on managing the areas of our business within our control by executing on our strategic goals, investing for future growth and further diversifying and high-grading our product offerings. As noted above, we acquired Eagle Alcohol, an established leader in premium alcohol distribution. The acquisition expands our product offerings and broadens our target markets, including by accelerating our ability to capture additional high-margin sales. We expect Eagle Alcohol to contribute $4.0 million in EBITDA for 2022 and $9.0 million in EBITDA annually starting in 2023, including synergies. We plan to invest $5.0 million in 2022 to further enhance our specialty alcohol quality and distribution before fourth quarter contract negotiations begin.

In February, we expanded our portfolio of certifications by qualifying for two additional internationally-recognized certifications at our Pekin Campus. We received a certification for active pharmaceutical ingredients and a second certification for the use of excipients. Together with the certifications we received in 2021, these new certifications create redundancy across our entire Pekin Campus. The certifications increase our appeal to customers who require a consistent, documented supply of high-grade alcohols for use in pharmaceutical, health, home and beauty, and distilled spirits products. As a result, we are expanding existing relationships and attracting new customers domestically and in growing international markets for these higher-margin specialty alcohols.

As previously reported, we launched our first project to produce enhanced protein at our dry mill in Magic Valley, Idaho by installing Harvesting Technology’s patented CoPromaxTM system. In the first quarter, we made progress installing the system and expect to see initial benefits from the corn oil extraction part of the system in the second half of this year, generating $4.0 million of EBITDA on an annualized basis. We expect to complete the protein enhancement part of the system by early 2023, producing an additional $5.0 million of EBITDA annually based on current market prices.

We plan to roll out the CoPromax system at our three other dry mills following its successful installation at our Magic Valley facility with the goal of having them fully operational by 2025. The total investment for all four facilities is $70.0 million. Assuming similar economics across all four dry mills, we estimate that the systems will contribute $34.0 million in EBITDA annually based on current market values.

We have begun expanding corn storage at our Pekin Campus to increase our corn-buying flexibility and reduce our need to purchase product at premium prices when farmers and elevators have stopped shipping corn, including during holidays or unfavorable weather conditions. This capital improvement project represents an investment of approximately $6.0 million, which we expect will yield over $2.0 million in EBITDA annually with a payback in less than three years beginning in the first quarter of 2023.

We continue to reinvest in our facilities by upgrading equipment and operating systems to increase efficiency and plant reliability. For example, after only a nominal expense, we are now able to load corn oil into railcars across all our facilities, expanding our access to higher value corn oil markets. We are planning similar capital expenditure projects that are ongoing in nature. We will provide periodic updates on these projects as they develop throughout the year.

We are also evaluating an investment to bypass the local natural gas utility at our Pekin Campus, which we estimate would reduce natural gas prices by 11% based on 2021 values. This investment would also create an opportunity to sell renewable natural gas produced at our Pekin Campus directly into the pipeline. The investment would be approximately $9.0 million in 2023 and yield a return of approximately $5.0 million in EBITDA annually beginning in 2024.

In addition, we remain actively engaged with third parties to evaluate a carbon capture and sequestration program at our Pekin Campus. We will continue to pursue additional profitable opportunities with a focus on 2024 and beyond.

Earlier this year, we created an environmental, social and governance, or ESG, committee consisting of senior executives, subject matter experts and members of our board of directors. Our ESG committee completed an extensive review with a third party and refined our ESG strategy. As part of this process, we promoted Stacy Swanson, who led our rigorous certification efforts, to head our day-to-day ESG programs in the newly created position of Vice President of Quality and Sustainability. As a producer and distributor of high-quality, bio-based alcohols, we are committed to creating a greener environment. We have launched initiatives, set baselines and begun tracking resources to improve employee health and safety and further reduce environmental impacts. As illustrated by our quality certifications, we are committed to producing ingredients for our customers that embody the highest levels of integrity, purity and quality for products that touch multiple areas of people’s lives. We look forward to providing periodic updates on our ESG strategy and greater transparency of our many accomplishments to date and of our activities moving forward.

Use of Non-GAAP Measures

Management believes that certain financial measures not in accordance with generally accepted accounting principles, or GAAP, are useful measures of operations. We define Adjusted EBITDA as unaudited net income (loss) attributed to Alto Ingredients, Inc. before interest expense, interest income, provision (benefit) for income taxes, asset impairments, loss on extinguishment of debt, acquisition-related expense, fair value adjustments, and depreciation and amortization expense. A table is provided below to reconcile Adjusted EBITDA to its most directly comparable GAAP measure, net income (loss) attributed to Alto Ingredients, Inc. Management provides this non-GAAP measure so that investors will have the same financial information that management uses, which may assist investors in properly assessing our performance on a period-over-period basis. Adjusted EBITDA is not a measure of financial performance under GAAP and should not be considered as an alternative to net income (loss) attributed to Alto Ingredients, Inc. or any other measure of performance under GAAP, or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and you should not consider this measure in isolation or as a substitute for analysis of the company's results as reported under GAAP.

Information reconciling forward-looking EBITDA to forward-looking net income (loss) attributed to Alto Ingredients, Inc. would require a forward-looking statement of net income (loss) attributed to Alto Ingredients, Inc. prepared in accordance with GAAP, which is unavailable to us without unreasonable effort. We are not able to provide a quantitative reconciliation of forward-looking EBITDA to forward-looking net income (loss) attributed to Alto Ingredients, Inc. because certain items required for reconciliation are uncertain, outside of our control and/or cannot be reasonably predicted, such as net sales, cost of goods sold, provision (benefit) for income taxes, asset impairments and fair value adjustments, which we view as the most material components of net income (loss) attributed to Alto Ingredients, Inc. that are not presently estimable.

Reconciliation of Adjusted EBITDA to Net Income (Loss)

	Three Months Ended March 31,
(in thousands) (unaudited)	2022	2021
Net income (loss)	$(2,602)	$4,678
Adjustments:
Interest expense	200	1,885
Interest income	(158)	(184)
Acquisition-related expense	875	—
Asset impairments	—	1,200
Depreciation and amortization expense	6,134	5,860
Total adjustments	7,051	8,761
Adjusted EBITDA	$4,449	$13,439

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that of our significant accounting policies, the following critical accounting policies and estimates are those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain: revenue recognition; accounting for business combinations; impairment of long-lived assets and held-for-sale classification; valuation allowance for deferred taxes and derivative instruments. Except as noted below, these significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended March 31,		Percentage
	2022	2021	Change
Renewable fuel production gallons sold (in millions)	49.2	39.0	26.2%
Specialty alcohol production gallons sold (in millions)	23.3	19.0	22.6%
Third party renewable fuel gallons sold (in millions)	30.7	54.0	(43.1)%
Total gallons sold (in millions)	103.2	112.0	(7.9)%

Total gallons produced (in millions)	74.3	58.0	28.1%

Production capacity utilization	86%	52%	65.4%
Average sales price per gallon	$2.46	$1.94	26.8%

Corn cost per bushel—CBOT equivalent	$6.22	$4.98	24.9%
Average basis(1)	0.64	0.29	120.7%
Delivered cost of corn	$6.86	$5.27	30.2%

Total essential ingredients tons sold (in thousands)	398.8	276.9	44.0%
Essential ingredients revenues as % of delivered cost of corn(2)	36.4%	40.0%	(9.0)%

Average CBOT ethanol price per gallon	$2.16	$1.60	35.0%
Average CBOT corn price per bushel	$6.73	$5.40	24.6%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Essential ingredients revenues as a percentage of delivered cost of corn shows our yield based on sales of essential ingredients, including wet distillers grains and corn oil, generated from alcohol we produced.

Net Sales, Cost of Goods Sold and Gross Profit

The following table presents our net sales, cost of goods sold and gross profit in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2022	2021	Dollars	Percent

Net sales	$308,118	$218,734	$89,384	40.9%
Cost of goods sold	303,345	204,897	98,448	48.0%
Gross profit	$4,773	$13,837	$(9,064)	(65.5)%
Percentage of net sales	1.5%	6.3%

Net Sales

The increase in our consolidated net sales for the three months ended March 31, 2022 as compared to the same period in 2021 was primarily due to an increase in our average sales price per gallon sold and an increase in our production gallons sold, partially offset by a decrease in third-party gallons sold. We marketed fewer third-party gallons during the quarter as we ended our contractual relationship with one of the ethanol plants for which we previously sold its production.

On a consolidated basis, our average sales price per gallon increased 26.8% to $2.46 for the three months ended March 31, 2022 as compared to $1.94 for the same period in 2021. The increase in our average sales price per gallon primarily reflects supply constraints that translated into higher ethanol prices. The average Chicago Board of Trade, or CBOT, fuel-grade ethanol price per gallon, increased 35.0% to $2.16 for the three months ended March 31, 2022 as compared to $1.60 for the same period in 2021.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment increased by $21.0 million, or 22%, to $116.1 million for the three months ended March 31, 2022 as compared to $95.1 million for the same period in 2021. Our total volume of production gallons sold declined by 1.3 million gallons, or 3%, to 49.3 million gallons for the three months ended March 31, 2022 as compared to 50.6 million gallons for the same period in 2021. At our Pekin Campus production segment’s average sales price per gallon of $2.35 for the three months ended March 31, 2022, we generated $3.0 million less in net sales from our Pekin Campus production segment from the 1.3 million fewer gallons of alcohol sold in the three months ended March 31, 2022 as compared to the same period in 2021. The increase of $0.47, or 25%, in our Pekin Campus production segment’s average sales price per gallon in the three months ended March 31, 2022 as compared to the same period in 2021 improved our net sales from our Pekin Campus production segment by $24.0 million.

Net sales of essential ingredients increased $10.2 million, or 23%, to $55.3 million for the three months ended March 31, 2022 as compared to $45.1 million for the same period in 2021. Our total volume of essential ingredients sold increased by 12,000 tons, or 5%, to 242,000 tons for the three months ended March 31, 2022 from 230,000 tons for the same period in 2021. At our average sales price per ton of $228.31 for the three months ended March 31, 2022, we generated $2.8 million more in net sales from the 12,000 additional tons of essential ingredients sold in the three months ended March 31, 2022 as compared to the same period in 2021. The increase of $32.36, or 17%, in our average sales price per ton for the three months ended March 31, 2022 as compared to the same period in 2021 increased our net sales from our Pekin Campus production segment by $7.4 million.

Marketing and Distribution Segment

Net sales of alcohol from our marketing and distribution segment, excluding intersegment sales, decreased by $3.2 million, or 6%, to $54.2 million for the three months ended March 31, 2022 as compared to $57.4 million for the same period in 2021.

Our volume of third party alcohol sold reported gross by our marketing and distribution segment decreased by 6.8 million gallons, or 25%, to 19.9 million gallons for the three months ended March 31, 2022 as compared to 26.7 million gallons for the same period in 2021. At our marketing and distribution segment’s average sales price per gallon of $2.71 for the three months ended March 31, 2022, we generated $18.4 million less in net sales from our marketing and distribution segment from the 6.8 million fewer gallons of third-party alcohol sold gross in the three months ended March 31, 2022 as compared to the same period in 2021.

Our volume of alcohol sold reported net by our marketing and distribution segment decreased by 16.5 million gallons, or 60%, to 10.8 million gallons for the three months ended March 31, 2022 as compared to 27.3 million gallons for the same period in 2021. The decrease in third-party alcohol volume sold reported net reduced net sales by less than $0.1 million.

The $0.57 per gallon, or 27%, increase in our marketing and distribution segment’s average sales price per gallon for the three months ended March 31, 2022 as compared to the same period in 2021 resulted in a $15.3 million increase in our net sales from third-party fuel-grade ethanol sold by our marketing and distribution segment.

Other Production Segment

Net sales of alcohol from our other production segment increased by $43.8 million, or 274%, to $59.8 million for the three months ended March 31, 2022 as compared to $16.0 million for the same period in 2021. Our total volume of alcohol sold increased by 15.8 million gallons, or 214%, to 23.2 million gallons for the three months ended March 31, 2022 as compared to 7.4 million gallons for the same period in 2021. At our other production segment’s average sales price per gallon of $2.58 for the three months ended March 31, 2022, we generated $40.7 million of additional net sales from our other production segment from the 15.8 million additional gallons of alcohol sold in the three months ended March 31, 2022 as compared to the same period in 2021. The increase of $0.42, or 20%, in our other production segment’s average sales price per gallon for the three months ended March 31, 2022 as compared to the same period in 2021 improved our net sales from our other production segment by $3.1 million.

Net sales of essential ingredients increased by $13.8 million, or 271%, to $18.9 million for the three months ended March 31, 2022 as compared to $5.1 million for the same period in 2021. Our total volume of essential ingredients sold increased by 110,000 tons, or 234%, to 157,000 tons for the three months ended March 31, 2022 from 47,000 tons for the same period in 2021. At our average sales price per ton of $120.87 for the three months ended March 31, 2022, we generated $13.2 million of additional net sales from our other production segment from the 110,000 additional tons of essential ingredients sold in the three months ended March 31, 2022 as compared to the same period in 2021. The increase of $11.12, or 10%, in our average sales price per ton for the three months ended March 31, 2022 as compared to the same period in 2021 increased our net sales of essential ingredients from our other production segment by $0.6 million.

Corporate and other

Net sales of alcohol from corporate and other represented $3.8 million associated with our sales from Eagle Alcohol.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit declined to $4.8 million for the three months ended March 31, 2022 from $13.8 million for the same period in 2021, representing a gross profit margin of 1.5% for the three months ended March 31, 2022 compared to 6.3% for the same period in 2021. Our consolidated gross profit declined due to extreme commodity price volatility, drawn-out supply chains, rail and operational disruptions, rising transportation costs and weak renewable fuel crush margins. In addition, our cost of goods sold includes $7.0 million in non-cash mark-to-market inventory adjustments and unrealized losses recorded on our forward derivative positions.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit declined by $9.9 million to $3.3 million for the three months ended March 31, 2022 as compared to $13.2 million for the same period in 2021. This decline in gross profit is largely attributable to lower margins from sales of essential ingredients. Our higher sales prices for essential ingredients did not outweigh higher corn prices. In addition, we had lower sales volumes from our Pekin Campus due to a lower capacity utilization rate for the three months ended March 31, 2022 as compared to the same period in 2021 due to plant maintenance and related shutdowns.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit (loss) declined by $4.0 million to a gross loss of $0.4 million for the three months ended March 31, 2022 as compared to $3.6 million for the same period in 2021. Of this decline, $3.9 million is attributable to lower margins from sales of third-party fuel-grade ethanol due to increased volatility in ethanol pricing and $0.1 million is attributable to lower sales volumes for the three months ended March 31, 2022 as compared to the same period in 2021 as we ended our contractual relationship with one of the third-party ethanol plants for which we previously sold its production.

Other Production Segment

Our other production segment’s gross profit improved by $4.0 million to a gross profit of $1.0 million for the three months ended March 31, 2022 as compared to a gross loss of $3.0 million for the same period in 2021. Of this improvement, $3.3 million is attributable to improved margins on fuel-grade ethanol and $0.7 million is attributable to higher sales volumes as we restarted our Magic Valley facility in November 2021.

Corporate and other

Gross profit from corporate and other of $0.9 million was associated with our sales from Eagle Alcohol.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2022	2021	Dollars	Percent
Selling, general and administrative expenses	$7,629	$7,014	$615	8.8%
Percentage of net sales	2.5%	3.2%

Our SG&A expenses increased for the three months ended March 31, 2022 as compared to the same period in 2021. The $0.6 million period over period increase in SG&A expenses is primarily due to a $0.9 million acquisition-related accrual for future cash payments attributable to our acquisition of Eagle Alcohol, partially offset by lower professional fees.

Net Income (Loss) Available to Common Stockholders

The following table presents our net income (loss) available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2022	2021	Dollars	Percent
Net income (loss) available to Common Stockholders	$(2,914)	$4,366	$(7,280)	*
Percentage of net sales	(0.9)%	2.0%

*	Not meaningful

The decrease in net income available to common stockholders is primarily due to our lower gross profit and higher SG&A expenses, partially offset by lower interest expense, for the three months ended March 31, 2022 as compared to the same period in 2021.

Liquidity and Capital Resources

During the three months ended March 31, 2022, we funded our operations primarily from cash generated by our operations, proceeds from lines of credit and cash on hand. These funds were also used to acquire Eagle Alcohol and for capital expenditures. As of March 31, 2022, we had $60.0 million in cash, cash equivalents and restricted cash and $15.2 million available for borrowing under Kinergy’s operating line of credit. We believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs for the next twelve months from the date of this report. We may, however, in the future, seek and obtain additional capital in the form of secured debt to provide additional funds for accretive projects.

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

	March 31, 2022	December 31, 2021	Change
Cash, cash equivalents and restricted cash	$59,983	$62,125	(3.4)%
Current assets	$241,213	$229,526	5.1%
Property and equipment, net	$220,996	$222,550	(0.7)%
Current liabilities	$80,181	$69,602	15.2%
Long-term debt	$53,681	$50,361	6.6%
Working capital	$161,032	$159,924	0.7%
Working capital ratio	3.01	3.30	(8.8)%

Changes in Working Capital and Cash Flows

Working capital improved to $161.0 million at March 31, 2022 from $159.9 million at December 31, 2021 as a result of an increase of $11.7 million in current assets, partially offset by an increase of $10.6 million in current liabilities.

Current assets increased primarily due to an increase in notes receivable as they became current due to their revised maturity date to June 30, 2022.

Our current liabilities increased primarily due to an increase in derivative instruments due to the end of period change in commodity prices for open contracts.

Our cash, cash equivalents and restricted cash declined by $2.1 million primarily due to $17.0 million used in our investing activities, partially offset by $11.1 million in cash provided by our operating activities and $3.8 million in cash provided by our financing activities.

Cash provided by our Operating Activities

We generated $11.1 million in cash from our operating activities during the three months ended March 31, 2022, as compared to $4.5 million in cash used in our operations for the same period in 2021. Specific factors that contributed to the change in cash from our operating activities include:

●	an increase of $24.8 million related to higher accounts receivable balances due to the timing of payments

●	an increase of $14.5 million related to higher inventories due to increased commodity prices;

●	an increase of $10.8 million related to other assets primarily related to derivative activity; and

●	an increase of $5.2 million from gains on derivative instruments due to the recent rise in corn prices.

These amounts were partially offset by:

●	a decrease of $7.3 million in our consolidated net income due to lower margins from alcohol sales; and

●	a decrease of $30.1 million related to accounts payable due to the timing of payments.

Cash used in our Investing Activities

We used $14.7 million of cash to acquire Eagle Alcohol, net of cash acquired, and $2.3 million of cash for additions to property and equipment in our investing activities for the three months ended March 31, 2022.

Cash provided by our Financing Activities

Cash provided by our financing activities was $3.8 million for the three months ended March 31, 2022, which reflects net proceeds of $3.3 million from Kinergy’s operating line of credit and $0.8 million in principal payments received on our notes receivable, partially offset by $0.3 million paid in preferred dividends.

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

We believe Kinergy and Alto Nutrients are in compliance with the fixed-charge coverage ratio covenant as of the filing of this report. The following table sets forth the fixed-charge coverage ratio financial covenant and the actual results for the periods presented:

	Three Months Ended March 31,		Years Ended December 31,
	2022	2021	2021	2020

Fixed-Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	10.18	7.71	13.32	5.35
Excess	8.18	5.71	11.32	3.35

Alto Ingredients, Inc. has guaranteed all of Kinergy’s obligations under the credit facility. As of March 31, 2022, Kinergy had an outstanding balance of $53.7 million and $15.2 million of unused borrowing availability under the credit facility.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three months ended March 31, 2022 and 2021.

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

We produce alcohol and essential ingredients. Our business is sensitive, in particular, to changes in the prices of ethanol and corn. In the ordinary course of business, we may enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in ethanol and corn prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We are subject to market risk with respect to ethanol and corn pricing. Ethanol prices are sensitive to global and domestic ethanol supply; crude-oil supply and demand; crude-oil refining capacity; carbon intensity; government regulation, including governmental mandates for renewable fuel use; and consumer demand for alternative fuels. Our ethanol sales are priced using contracts that are either based on a fixed price or an indexed price tied to a specific market, such as the CBOT or the Oil Price Information Service. Under these fixed-priced arrangements, we are exposed to the risk of a decrease in the market price of ethanol between the time the price is fixed and the time the ethanol is sold.

We satisfy our physical corn needs, the principal raw material used to produce alcohol and essential ingredients, based on purchases from our corn vendors. Generally, we determine the purchase price of our corn at or near the time we begin to grind. Additionally, we also enter into volume contracts with our vendors to fix the purchase price. As such, we are also subject to market risk with respect to the price of corn. The price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade, including trade and other sanctions that may be levied against grain producing countries, and global supply and demand. Under the fixed price arrangements, we assume the risk of a decrease in the market price of corn between the time the price is fixed and the time the corn is utilized.

Essential ingredients are sensitive to various demand factors such as numbers of livestock on feed, prices for feed alternatives, and supply factors, primarily the production of alcohol co-products by plants and other sources.

As noted above, we may attempt to reduce the market risk associated with fluctuations in the price of ethanol or corn by employing a variety of risk management and hedging strategies. Strategies include the use of derivative financial instruments such as futures and options executed on the CBOT and/or the New York Mercantile Exchange, as well as the daily management of physical corn supplies.

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized net gains of $5.3 million and $10.5 million related to the changes in the fair values of these contracts for the three months ended March 31, 2022 and 2021, respectively.

At March 31, 2022, we prepared a sensitivity analysis to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The analysis uses average CBOT prices for the year and does not factor in future contracted volumes. The results of this analysis for the three months ended March 31, 2022, which may differ materially from actual results, are as follows (in millions):

Commodity	Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	103.2	Gallons	$(15.7)
Corn	25.9	Bushels	$(17.4)

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2022 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible that the outcome of those legal proceedings, claims and litigation could adversely affect our quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not adversely affect in any material respect our financial condition, results of operations or cash flows.

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

Over the past several years, for example, the spread between corn and fuel-grade ethanol prices has fluctuated significantly. Fluctuations are likely to continue to occur. A sustained narrow spread, whether as a result of sustained high or increased corn prices or sustained low or decreased alcohol or essential ingredient prices, would adversely affect our results of operations and financial condition. Revenues from sales of alcohols, particularly fuel-grade ethanol, and essential ingredients could decline below the marginal cost of production, which may force us to suspend production, particularly fuel-grade ethanol production, at some or all of our facilities.

In addition, some of our fuel-grade ethanol marketing and distribution activities will likely be unprofitable in a market of generally declining prices due to the nature of our business. For example, to satisfy customer demands, we maintain certain quantities of fuel-grade ethanol inventory for subsequent resale. Moreover, we procure much of our fuel-grade ethanol inventory outside of third-party marketing and distribution arrangements and therefore must buy fuel-grade ethanol at a price established at the time of purchase and sell fuel-grade ethanol at an index price established later at the time of sale that is generally reflective of movements in the market price of fuel-grade ethanol. As a result, our margins for fuel-grade ethanol sold in these transactions generally decline and may turn negative as the market price of fuel-grade ethanol declines.

We can provide no assurance that corn, natural gas or other production inputs can be purchased at or near current or any particular prices, or that our alcohols or essential ingredients will sell at or near current or any particular prices. Consequently, our results of operations and financial condition may be adversely affected by increases in the prices of corn, natural gas and other production inputs or decreases in the prices of our alcohols and essential ingredients.

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

Ukraine is the third largest exporter of grain in the world. Russia is one of the largest producers of natural gas and oil and is the largest exporter of fertilizers. The commodity price impact of the war in Ukraine has been a sharp and sustained rise in grain and energy prices, including corn and natural gas, two of our primary production input commodities. In addition, the war in Ukraine has adversely affected and may continue to adversely affect global supply chains resulting in further commodity price inflation for our production inputs. Lower fertilizer supplies may also impact future growing seasons, further impacting grain supplies and prices. Also, given high global grain prices, U.S. farmers may prefer to lock in prices and export additional volumes, reducing domestic grain supplies and resulting in further inflationary pressures.

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

The prices of our products are volatile and subject to large fluctuations. For example, the market price of fuel-grade ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which itself is highly volatile and difficult to forecast. Our fuel-grade ethanol sales are tied to prevailing spot market prices rather than long-term, fixed-price contracts. Fuel-grade ethanol prices, as reported by the CBOT, ranged from $2.00 to $2.58 per gallon in the three months ended March 31, 2022, $1.48 to $3.75 per gallon in 2021, from $0.81 to $1.62 per gallon in 2020 and from $1.25 to $1.70 per gallon in 2019. In addition, even under longer-term, fixed-price contracts for our specialty alcohols, our customers may seek to renegotiate prices under those contracts during periods of falling prices or high price volatility. Fluctuations in the prices of our products may cause our results of operations to fluctuate significantly.

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

We have incurred significant losses and negative operating cash flow in the past. For example, for the three months ended March 31, 2022 and year ended December 31, 2020, we incurred consolidated net losses of approximately $2.6 million and $17.3 million, respectively. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

We intend to retain a significant portion of any future earnings to finance the development, operation and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment, and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, our results of operations, cash flows, and financial condition, operating and capital requirements, and other factors as our board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless our board of directors determines to pay dividends, our stockholders will be required to look solely to appreciation in the value of our common stock to realize any gain on their investment. There can be no assurance that any such appreciation will occur.

Our bylaws contain an exclusive forum provision, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Delaware Court of Chancery shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of us to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (d) any action asserting a claim governed by the internal affairs doctrine.

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

General Risk Factors

Cyberattacks through security vulnerabilities could lead to disruption of our business, reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

Security vulnerabilities may arise from our hardware, software, employees, contractors or policies we have deployed, which may result in external parties gaining access to our networks, data centers, cloud data centers, corporate computers, manufacturing systems, and/or access to accounts we have at our suppliers, vendors or customers. External parties may gain access to our data or our customers’ data, or attack the networks causing denial of service or attempt to hold our data or systems in ransom. The vulnerability could be caused by inadequate account security practices such as failure to timely remove employee access when terminated. To mitigate these security issues, we have implemented measures throughout our organization, including firewalls, backups, encryption, employee information technology policies and user account policies. However, there can be no assurance that these measures will be sufficient to avoid cyberattacks. If any of these types of security breaches were to occur and we were unable to protect sensitive data, our relationships with our business partners and customers could be materially damaged, our reputation could be materially harmed, and we could be exposed to a risk of litigation and possible significant liability.

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

Our and our business partners’ or contractors’ failure to fully comply with applicable data privacy or similar laws could lead to significant fines and require onerous corrective action. In addition, data security breaches experienced by us or our business partners or contractors could result in the loss of trade secrets or other intellectual property, public disclosure of sensitive commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, customers, suppliers, contractors and others.

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

For the three months ended March 31, 2022 and 2021, we accrued an aggregate of $0.3 million in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock. We have paid these dividends in cash and are current in our quarterly dividend obligations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit Number	Description
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	Inline XBRL Instance Document (*)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (*)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (*)

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTO INGREDIENTS, INC.

Dated: May 9, 2022	By:	/s/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)