Form 10-Q
period 2022-06-30
Alto Ingredients, Inc.
filed 2022-08-09
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, there were 74,180,566 shares of Alto Ingredients, Inc. common stock, $0.001 par value per share, and 896 shares of Alto Ingredients, Inc. non-voting common stock, $0.001 par value per share, outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
ASSETS	2022	2021
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$57,376	$50,612
Restricted cash	17,361	11,513
Accounts receivable, net (net of allowance for doubtful accounts of $444 and $378, respectively)	92,744	86,888
Inventories	67,438	54,373
Derivative instruments	27,488	15,839
Notes receivable, current	—	3,125
Other current assets	11,081	7,176
Total current assets	273,488	229,526
Property and equipment, net	222,946	222,550
Other Assets:
Right of use operating lease assets, net	14,004	13,413
Notes receivable, noncurrent	—	11,641
Intangible assets, net	9,381	2,678
Goodwill	5,908	—
Other assets	5,592	5,145
Total other assets	34,885	32,877
Total Assets	$531,319	$484,953

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2021.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2022	2021
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$21,478	$23,251
Accrued liabilities	21,404	21,307
Current portion – operating leases	4,132	3,909
Derivative instruments	32,770	13,582
Other current liabilities	15,340	7,553
Total current liabilities	95,124	69,602

Long-term debt, net of current portion	52,518	50,361
Operating leases, net of current portion	9,801	9,382
Other liabilities	10,288	10,394
Total Liabilities	167,731	139,739
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Alto Ingredients, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of June 30, 2022 and December 31, 2021; liquidation preference of $18,075 as of June 30, 2022	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 74,188 and 72,778 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	74	73
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,036,692	1,037,205
Accumulated other comprehensive loss	(284)	(284)
Accumulated deficit	(672,895)	(691,781)
Total Stockholders’ Equity	363,588	345,214
Total Liabilities and Stockholders’ Equity	$531,319	$484,953

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2021.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net sales	$362,189	$298,110	$670,307	$516,844
Cost of goods sold	353,345	282,877	656,690	487,774
Gross profit	8,844	15,233	13,617	29,070
Selling, general and administrative expenses	8,996	7,230	16,625	14,244
Asset impairments	—	1,900	—	3,100
Income (loss) from operations	(152)	6,103	(3,008)	11,726
Interest expense, net	(319)	(1,045)	(519)	(2,930)
Income from cash grant	22,652	—	22,652	—
Income from loan forgiveness	—	3,887	—	3,887
Other income (expense), net	(66)	(555)	388	385
Income before provision for income taxes	22,115	8,390	19,513	13,068
Provision for income taxes	—	—	—	—
Net income	$22,115	$8,390	$19,513	$13,068
Preferred stock dividends	$(315)	$(315)	$(627)	$(627)
Income allocated to participating securities	(284)	(108)	(251)	(167)
Net income available to common stockholders	$21,516	$7,967	$18,635	$12,274
Net income per share, basic	$0.29	$0.11	$0.26	$0.17
Net income per share, diluted	$0.29	$0.11	$0.26	$0.17
Weighted-average shares outstanding, basic	72,936	71,260	71,690	70,808
Weighted-average shares outstanding, diluted	73,123	71,929	71,958	71,961

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net income	$19,513	$13,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	12,862	11,670
Inventory valuation	3,010	—
Asset impairments	—	3,100
Income from loan forgiveness	—	(3,887)
Non-cash compensation	1,779	1,655
Amortization of deferred financing fees	37	701
Bad debt expense	66	143
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(393)	(23,694)
Inventories	(14,729)	(18,526)
Other assets	3,210	12,233
Operating leases	(2,528)	(2,069)
Assets held-for-sale	—	(2,915)
Liabilities held-for-sale	—	1,445
Accounts payable and accrued expenses	(2,132)	11,096
Net cash provided by operating activities	20,695	4,020
Investing Activities:
Proceeds from Madera Sale	—	19,500
Additions to property and equipment	(9,762)	(4,192)
Purchase of Eagle Alcohol, net of cash acquired	(14,655)	—
Net cash (used in) provided by investing activities	(24,417)	15,308
Financing Activities:
Net proceeds from Kinergy’s line of credit	2,195	24,406
Proceeds from principal payments on notes receivable	14,766	—
Proceeds from stock option exercises	—	462
Principal payments on borrowings	—	(37,810)
Preferred stock dividends paid	(627)	—
Net cash provided by (used in) financing activities	16,334	(12,942)
Net change in cash, cash equivalents and restricted cash	12,612	6,386
Cash, cash equivalents and restricted cash at beginning of period	62,125	48,187
Cash, cash equivalents and restricted cash at end of period	$74,737	$54,573

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$57,376	$50,796
Restricted cash	17,361	3,777
Total cash, cash equivalents and restricted cash	$74,737	$54,573
Supplemental Information:
Interest paid	$456	$2,723
Accrued preferred stock dividends	$—	$627

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balances, January 1, 2022	927	$1	72,778	$73	$1,037,205	$(691,781)	$(284)	$345,214
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	684	—	(9)	—	—	(9)
Stock-based compensation	—	—	—	—	673	—	—	673
Shares issued for Eagle Alcohol acquisition	—	—	949	1	—	—	—	1
Preferred stock dividends	—	—	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	—	(2,602)	—	(2,602)
Balances, March 31, 2022	927	$1	74,411	$74	$1,037,869	$(694,695)	$(284)	$342,965
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(223)	—	(2,283)	—	—	(2,283)
Stock-based compensation	—	—	—	—	1,106	—	—	1,106
Preferred stock dividends	—	—	—	—	—	(315)	—	(315)
Net income	—	—	—	—	—	22,115	—	22,115
Balances, June 30, 2022	927	$1	74,188	$74	$1,036,692	$(672,895)	$(284)	$363,588

Balances, January 1, 2021	927	$1	72,487	$72	$1,036,638	$(736,598)	$(3,878)	$296,235
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	550	1	(186)	—	—	(185)
Stock-based compensation	—	—	—	—	804	—	—	804
Issuances of common stock	—	—	124	—	462	—	—	462
Preferred stock dividends	—	—	—	—	—	(312)	—	(312)
Net income	—	—	—	—	—	4,678	—	4,678
Balances, March 31, 2021	927	$1	73,161	$73	$1,037,718	$(732,232)	$(3,878)	$301,682
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(350)	—	(2,589)	—	—	(2,589)
Stock-based compensation	—	—	—	—	851	—	—	851
Preferred stock dividends	—	—	—	—	—	(315)	—	(315)
Net income	—	—	—	—	—	8,390	—	8,390
Balances, June 30, 2021	927	$1	72,811	$73	$1,035,980	$(724,157)	$(3,878)	$308,019

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

On May 14, 2021 and November 4, 2021, the Company completed the sale of its production facilities located in Madera and Stockton, California, respectively. The results of these facilities are included in the Company’s results reported for the three and six months ended June 30, 2021. As discussed in Note 2, on January 14, 2022, the Company acquired 100% ownership of Eagle Alcohol Company LLC, a Missouri limited liability company (“Eagle Alcohol”), which is now a wholly-owned subsidiary of Alto Ingredients, Inc. The results of Eagle Alcohol since the date of the acquisition are included in the Company’s results reported for the three and six months ended June 30, 2022.

The Company is a leading producer and distributor of specialty alcohols and essential ingredients. The Company also produces, markets and distributes renewable fuel. The Company’s production facilities in Pekin, Illinois are located in the heart of the Corn Belt, benefit from low-cost and abundant feedstock and allow for access to many additional domestic markets. In addition, the Company’s ability to load barges, rail and trucks from these facilities allows for greater access to international markets. The Company’s two production facilities in Oregon and Idaho are located in close proximity to both feed and renewable fuel customers and thus enjoy unique advantages in efficiency, logistics and product pricing.

The Company has a combined alcohol production capacity of 350 million gallons per year and produces, on an annualized basis, nearly 1.2 million tons of essential ingredients, such as dried yeast, corn gluten meal, corn gluten feed, corn germ, and distillers grains and liquid feed used in commercial animal feed and pet foods. In addition, the Company sells alcohols acquired from other producers, and markets and distributes fuel-grade ethanol produced by third parties.

The Company focuses on four key markets: Health, Home & Beauty; Food & Beverage; Essential Ingredients; and Renewable Fuels. Products for the Health, Home & Beauty market include specialty alcohols used in mouthwash, cosmetics, pharmaceuticals, hand sanitizers, disinfectants and cleaners. Products for the Food & Beverage markets include grain neutral spirits used in alcoholic beverages and vinegar as well as corn germ used for corn oils. Products for Essential Ingredients markets include dried yeast, corn gluten meal, corn gluten feed, corn germ, and distillers grains and liquid feed used in commercial animal feed and pet foods. Renewable Fuels includes fuel-grade ethanol and distillers corn oil used as a feedstock for renewable diesel and biodiesel fuels.

As of June 30, 2022, all of the Company’s production facilities were operating. As market conditions change, the Company may increase, decrease or idle production at one or more operating facilities or resume operations at any then-idled facility.

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

Of the accounts receivable balance, approximately $60,256,000 and $63,929,000 at June 30, 2022 and December 31, 2021, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $444,000 and $378,000 as of June 30, 2022 and December 31, 2021, respectively. The Company recorded a bad debt expense of $35,000 and $52,000 for the three months ended June 30, 2022 and 2021, respectively. The Company recorded a bad debt expense of $66,000 and $143,000 for the six months ended June 30, 2022 and 2021, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

Business Combinations – Business acquisitions are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”. FASB ASC 805 requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable tangible and intangible assets acquired and liabilities assumed and recognize and measure goodwill or a gain from the purchase. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Adjustments to fair value assessments are recorded to goodwill over the measurement period (not longer than twelve months).

Income from Cash Grant – The Company applied for and received $22,652,000 in cash from the USDA’s Biofuel Producer Program. The program was created as part of the CARES Act in 2020, which allocated $700,000,000 to support biofuel producers who experienced market losses due to the pandemic. The cash grant is not required to be repaid. Since these funds are provided to subsidize historical losses of the Company, and are not required to be repaid, the Company accounted for the proceeds by analogy to International Accounting Standards 20 Accounting for Government Grants and Disclosure of Government Assistance, and reported as income from cash grant in the accompanying consolidated statements of operations.

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

On January 14, 2022, the Company purchased 100% of the membership interests of Eagle Alcohol. The purchase price was $14.0 million in cash plus an estimated net working capital adjustment of $1.3 million in cash. The selling members of Eagle Alcohol are eligible to receive up to an additional $14.0 million of contingent consideration, payable through a combination of $9.0 million in cash over the next three years and an aggregate of $5.0 million in the Company’s common stock on the fourth and fifth year anniversaries of the closing date, subject to the satisfaction of certain conditions, including continued employment with the Company. With respect to these payments, the Company has recognized an estimated $0.9 million and $1.8 million for the three and six months ended June 30, 2022, respectively, in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Eagle Alcohol specializes in break bulk distribution of specialty alcohols. Eagle Alcohol purchases bulk alcohol from suppliers. Eagle Alcohol then stores, denatures, packages, and resells alcohol products in smaller sizes, including tank trucks, totes, and drums, that garner a premium to bulk alcohols. Eagle Alcohol delivers products to customers in the beverage, food, and related-process industries via its own dedicated trucking fleet and common carrier. The acquisition will provide the Company further vertical integration and access to new markets in the specialty alcohol industry.

Eagle Alcohol’s unaudited results for the three months ended June 30, 2022 and 2021 generated $4.1 million and $8.9 million in net sales and $0.0 million and $1.1 million in net income, respectively. Eagle Alcohol’s unaudited results for the six months ended June 30, 2022 and 2021 generated $7.9 million and $17.5 million in net sales and $0.2 million and $2.0 million in net income, respectively. The following table presents unaudited pro forma combined financial information assuming the acquisition occurred on January 1, 2021 (dollars in thousands except per share amounts):

	Three Months Ended June 30,
	2022	2021

Revenues – pro forma	$362,189	$303,640
Net income available to common stockholders – pro forma	$21,516	$7,322
Diluted net income per share – pro forma	$0.29	$0.10
Diluted shares	74,072	72,878

	Six Months Ended June 30,
	2022	2021

Revenues – pro forma	$670,834	$529,126
Net income available to common stockholders – pro forma	$18,568	$11,791
Diluted net income per share – pro forma	$0.25	$0.16
Diluted shares	72,907	72,910

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

Cash and cash equivalents	$705
Accounts receivable	5,529
Inventories	1,345
Total current assets	7,579

Property and equipment	1,066
Right of use assets	2,749
Total tangible assets	$11,394

Current liabilities	$6,169
Right of use liabilities	2,749
Total liabiltiies	$8,918

Net tangible assets acquired	$2,476
Customer relationships	6,556
Tradename	420
Goodwill	5,908
Total Purchase Price	$15,360

Goodwill represents the value of the downstream integration that the operations of Eagle Alcohol will add to the Company. The Company expects the amortization of goodwill to be deductible for tax purposes. For the identifiable intangible assets, the Company has estimated 12 years for useful lives for customer relationships and 10 years for tradename. For the three months ended June 30, 2022, the Company recorded amortization expense of $137,000 and $10,000 for customer relationships and tradename, respectively. For the six months ended June 30, 2022, the Company recorded amortization expense of $245,000 and $19,000 for customer relationships and tradename, respectively. Any changes to the initial estimates of the fair value of the acquired assets and assumed liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill if net assets acquired are less than the purchase price. The Company did not incur any material acquisition costs.

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

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Sales
Pekin Campus, recorded as gross:
Alcohol sales	$143,768	$132,296	$259,818	$227,380
Essential ingredient sales	59,853	49,578	115,133	94,655
Intersegment sales	269	316	525	628
Total Pekin Campus sales	203,890	182,190	375,476	322,663

Marketing and distribution:
Alcohol sales, gross	$63,558	$86,299	$117,484	$143,309
Alcohol sales, net	317	532	668	984
Intersegment sales	3,242	2,618	6,239	4,862
Total marketing and distribution sales	67,117	89,449	124,391	149,155

Other production, recorded as gross:
Alcohol sales	$67,184	$22,153	$126,991	$38,121
Essential ingredient sales	23,372	7,252	42,309	12,395
Intersegment sales	—	332	12	637
Total Other production sales	90,556	29,737	169,312	51,153

Corporate and other	4,137	—	7,904	—
Intersegment eliminations	(3,511)	(3,266)	(6,776)	(6,127)
Net sales as reported	$362,189	$298,110	$670,307	$516,844

Cost of goods sold:
Pekin Campus	$195,691	$171,547	$364,573	$299,250
Marketing and distribution	63,796	85,746	118,510	139,705
Other production	91,606	27,325	169,851	51,442
Corporate and other	3,197	—	6,070	—
Intersegment eliminations	(945)	(1,741)	(2,314)	(2,623)
Cost of goods sold as reported	$353,345	$282,877	$656,690	$487,774

Gross profit:
Pekin Campus	$8,199	$10,643	$10,903	$23,413
Marketing and distribution	3,321	3,703	5,881	9,450
Other production	(1,050)	2,412	(539)	(289)
Corporate and other	940	—	1,834	—
Intersegment eliminations	(2,566)	(1,525)	(4,462)	(3,504)
Gross profit as reported	$8,844	$15,233	$13,617	$29,070

Income before provision for income taxes:
Pekin Campus	$16,331	$10,726	$16,413	$20,737
Marketing and distribution	1,036	1,678	1,824	5,411
Other production	7,570	(1,666)	6,361	(7,612)
Corporate and other	(2,822)	(2,348)	(5,085)	(5,468)
	$22,115	$8,390	$19,513	$13,068

Depreciation and amortization of intangibles:
Pekin Campus	$5,084	$4,326	$9,621	$8,671
Other production	1,458	1,468	2,822	2,966
Corporate and other	186	17	419	33
	$6,728	$5,811	$12,862	$11,670

Interest expense, net of capitalized interest:
Pekin Campus	$(3)	$73	$(33)	$591
Marketing and distribution	336	222	573	426
Other production	(39)	46	(54)	182
Corporate and other	25	704	33	1,731
	$319	$1,045	$519	$2,930

The following table sets forth the Company’s total assets by operating segment (in thousands):

	June 30, 2022	December 31, 2021
Total assets:
Pekin Campus	$273,688	$266,197
Marketing and distribution	149,564	130,302
Other production	64,467	57,046
Corporate and other	43,600	31,408
	$531,319	$484,953

4.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, essential ingredients and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a valuation adjustment of $3,010,000 and $0 as of June 30, 2022 and December 31, 2021, respectively. Inventory balances consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Finished goods	$44,610	$35,509
Work in progress	8,586	6,909
Raw materials	13,171	10,837
Other	1,071	1,118
Total	$67,438	$54,373

5.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on alcohol sales and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price. In addition, the Company hedges anticipated sales of alcohol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and six months ended June 30, 2022 and 2021, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and alcohols by entering into exchange-traded forward contracts or options for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net gains of $16,619,000 and $8,868,000 as the change in the fair value of these contracts for the three months ended June 30, 2022 and 2021, respectively. The Company recognized net gains of $21,936,000 and $19,411,000 as the change in the fair value of these contracts for the six months ended June 30, 2022 and 2021, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of June 30, 2022
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$17,361
Commodity contracts	Derivative assets	$27,488	Derivative liabilities	$32,770

	As of December 31, 2021
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$11,513
Commodity contracts	Derivative assets	$15,839	Derivative liabilities	$13,582

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

The classification and amounts of the Company’s recognized gains for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains
		For the Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2022	2021

Commodity contracts	Cost of goods sold	$13,913	$18,158
		$13,913	$18,158

		Realized Gains
		For the Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2022	2021

Commodity contracts	Cost of goods sold	$29,476	$24,343
		$29,476	$24,343

		Unrealized Gains (Losses)
		For the Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2022	2021

Commodity contracts	Cost of goods sold	$2,706	$(9,290)
		$2,706	$(9,290)

		Unrealized (Losses)
		For the Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2022	2021

Commodity contracts	Cost of goods sold	$(7,540)	$(4,932)
		$(7,540)	$(4,932)

6.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Kinergy line of credit	$52,596	$50,401
Less unamortized debt financing costs	(78)	(40)
Less short-term portion	—	—
Long-term debt	$52,518	$50,361

As of June 30, 2022, Kinergy had $28.6 million in unused borrowing availability under its line of credit. In addition, the Company believes it is currently in compliance with its covenants under the line of credit.

7.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At June 30, 2022, the Company had entered into sales contracts with its major customers to sell certain quantities of alcohol and essential ingredients. The Company had open alcohol indexed-price contracts for 103,094,000 gallons as of June 30, 2022 and open fixed-price alcohol sales contracts totaling $102,157,000 as of June 30, 2022. The Company had open fixed-price sales contracts for essential ingredients totaling $18,847,000 as of June 30, 2022. These sales contracts are scheduled to be completed throughout 2022.

Purchase Commitments – At June 30, 2022, the Company had indexed-price purchase contracts to purchase 12,746,000 gallons of alcohol and fixed-price purchase contracts to purchase $68,886,000 of alcohol from its suppliers. The Company had fixed-price purchase contracts to purchase $104,062,000 of corn from its suppliers as of June 30, 2022. The Company had fixed-price purchase contracts for natural gas totaling $7,724,000 and indexed-price purchase contracts for natural gas totaling 2,140,000 MMBTU. The Company also had future commitments for certain capital projects totaling $34,800,000. These purchase commitments are scheduled to be satisfied throughout 2022 and 2023.

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

For the three months ended June 30, 2022, the Retirement Plan’s net periodic benefit was $8,000, comprised of $273,000 of expected return on plan assets, partially offset by $164,000 in interest cost and $101,000 in service cost. For the three months ended June 30, 2021, the Retirement Plan’s net periodic expense was $22,000, comprised of $151,000 in interest cost and $109,000 in service cost, partially offset by $238,000 of expected return on plan assets. For the six months ended June 30, 2022, the Retirement Plan’s net periodic benefit was $16,000, comprised of $546,000 of expected return on plan assets, partially offset by $328,000 in interest cost and $202,000 in service cost. For the six months ended June 30, 2021, the Retirement Plan’s net periodic expense was $44,000, comprised of $302,000 in interest cost and $218,000 in service cost, partially offset by $476,000 of expected return on plan assets.

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

For the three months ended June 30, 2022, the Postretirement Plan’s net periodic expense was $32,000, comprised of $6,000 of interest cost and $26,000 of service cost. For the three months ended June 30, 2021, the Postretirement Plan’s net periodic expense was $42,000, comprised of $10,000 of interest cost, $26,000 of service cost and $6,000 of amortization expense.

For the six months ended June 30, 2022, the Postretirement Plan’s net periodic expense was $64,000, comprised of $12,000 of interest cost and $52,000 of service cost. For the six months ended June 30, 2021, the Postretirement Plan’s net periodic expense was $84,000, comprised of $20,000 of interest cost, $52,000 of service cost and $12,000 of amortization expense.

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

Long-Lived Assets Held-for-Sale – The Company recorded its long-lived assets associated with its property and equipment held-for-sale at fair value at June 30, 2022 and December 31, 2021 of $1,000,000. The fair values of these assets are based on observable values for the assets through corroboration with market data and are designated as Level 3 inputs.

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

The following table summarizes recurring and nonrecurring fair value measurements by level at June 30, 2022 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$27,488	$27,488	$—	$—
Long-lived assets held-for-sale	1,000	—	—	1,000
	$28,488	$27,488	$—	$1,000

Liabilities:
Derivative financial instruments	$(32,770)	$(32,770)	$—	$—

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2021 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$15,839	$15,839	$—	$—
Long-lived assets held-for-sale	1,000	—	—	1,000
Defined benefit plan assets(1)
(pooled separate accounts):
Large U.S. Equity(2)	5,612	—	5,612	—	28%
Small/Mid U.S. Equity(3)	3,684	—	3,684	—	18%
International Equity(4)	2,909	—	2,909	—	15%
Fixed Income(5)	7,782	—	7,782	—	39%
	$36,826	$15,839	$19,987	$1,000

Liabilities:
Derivative financial instruments	$(13,582)	$(13,582)	$—	$—

(1)	Included in other assets in the consolidated balance sheets.

(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

10.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30, 2022
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Alto Ingredients, Inc.	$22,115
Less: Preferred stock dividends	(315)
Less: Income allocated to participating securities	(284)
Basic income per share:
Income available to common stockholders	$21,516	72,936	$0.29
Add: Dilutive instruments	—	187
Diluted income per share:
Income available to common stockholders	$21,516	73,123	$0.29

	Three Months Ended June 30, 2021
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Alto Ingredients, Inc.	$8,390
Less: Preferred stock dividends	(315)
Less: Income allocated to participating securities	(108)
Basic income per share:
Income available to common stockholders	$7,967	71,260	$0.11
Add: Dilutive instruments	—	669
Diluted income per share:
Income available to common stockholders	$7,967	71,929	$0.11

	Six Months Ended June 30, 2022
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Alto Ingredients, Inc.	$19,513
Less: Preferred stock dividends	(627)
Less: Income allocated to participating securities	(251)
Basic income per share:
Income available to common stockholders	$18,635	71,690	$0.26
Add: Dilutive instruments	—	268
Diluted income per share:
Income available to common stockholders	$18,635	71,958	$0.26

	Six Months Ended June 30, 2021
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Alto Ingredients, Inc.	$13,068
Less: Preferred stock dividends	(627)
Less: Income allocated to participating securities	(167)
Basic income per share:
Income available to common stockholders	$12,274	70,808	$0.17
Add: Dilutive instruments	—	1,153
Diluted income per share:
Income available to common stockholders	$12,274	71,961	$0.17

There were an additional aggregate potentially dilutive weighted-average shares of 964,000 from convertible securities outstanding for the three and six months ended June 30, 2022 and 2021. These securities were not considered in calculating diluted net income (loss) per share for the three and six months ended June 30, 2022 and 2021, as their effect would have been anti-dilutive. At December 31, 2021, the Company had outstanding unexercised warrants to purchase 8.9 million shares of its common stock at an exercise price of $9.76 per share. These warrants expired unexercised on April 28, 2022.

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

We operate five alcohol production facilities. Three of our production facilities are located in the Midwestern state of Illinois and two of our facilities are located in the Western states of Oregon and Idaho. We have an annual alcohol production capacity of 350 million gallons. We market and distribute all of the alcohols produced at our facilities as well as fuel-grade ethanol produced by third parties. In 2021, we marketed and distributed approximately 480 million gallons combined of our own alcohols as well as fuel-grade ethanol produced by third parties, and over 1.2 million tons of essential ingredients.

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

Eagle Alcohol specializes in break bulk distribution of specialty alcohols. Eagle Alcohol purchases bulk alcohol from suppliers. Eagle Alcohol then stores, denatures, packages, and resells alcohol products in smaller sizes, including tank trucks, totes, and drums, that garner a premium to bulk alcohols. Eagle Alcohol delivers products to customers in the beverage, food, and related-process industries via its own dedicated trucking fleet and common carrier. Eagle Alcohol generated over $35.0 million in revenues in 2021. Eagle Alcohol is now one of our wholly-owned subsidiaries, and its former president, Dan Croghan, who has many years of experience and expertise in the chemical and alcohol distribution industry, continues on as our employee.

Production Segments

We produce specialty alcohols, fuel-grade ethanol and essential ingredients, focusing on four key markets: Health, Home & Beauty; Food & Beverage; Essential Ingredients; and Renewable Fuels. Products for the Health, Home & Beauty market include specialty alcohols used in mouthwash, cosmetics, pharmaceuticals, hand sanitizers, disinfectants and cleaners. Products for the Food & Beverage markets include grain neutral spirits used in alcoholic beverages and vinegar as well as corn germ used for corn oils. Products for Essential Ingredients markets include dried yeast, corn gluten meal, corn gluten feed, corn germ, and distillers grains and liquid feed used in commercial animal feed and pet foods. Our Renewable Fuels products include fuel-grade ethanol and distillers corn oil used as a feedstock for renewable diesel and biodiesel fuels.

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

All of our production facilities are currently operating and have been operating through all of 2022. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

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

Current Initiatives and Outlook

Our decision to diversify further into specialty alcohols and essential ingredients continues to serve us well. As a result, we generated positive net income and $29.9 million in Adjusted EBITDA for the second quarter, which included $22.7 million in cash from the USDA’s Biofuel Producer Program under the Cares Act of 2020. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for asset impairments, loss on extinguishment of debt, acquisition-related expense and fair value adjustments. A table reconciling Adjusted EBITDA to unaudited net income or loss attributed to Alto Ingredients, Inc. is included below.

During the quarter, and despite macro-economic challenges, we remained focused on our plans and managing the areas of our business within our control, including upgrades to equipment and operating systems to increase plant efficiency and reliability; corn storage capacity expansion; enhancement and broader distribution of our specialty alcohol production; and investment in our essential ingredients business. These capital improvement projects will strengthen and improve our asset base and generate greater profitability over time.

In the second quarter, with our improved liquidity, we accelerated many repair and maintenance projects as well as several equipment upgrades throughout our asset portfolio. Through the end of the second quarter, we invested over $15.0 million in capital improvements and repair and maintenance projects. For example, we purchased two new state-of-the-art boilers for our Pekin Campus to enhance our steam capabilities and increase interconnectivity between our Pekin and ICP facilities. This increased capacity will allow us to replace three older boiler units. Our new boiler system will be more reliable and efficient resulting in lower energy use and costs. Additional redundancy from the new boilers will also increase our control of energy access across our Pekin Campus.

We prioritized upgrades to specialty alcohol equipment at our Pekin wet mill to align with higher quality standards for our beverage customers. With these upgrades, our equipment will be best-in-class and enable us to meet the highest quality requirements for specialty alcohols and service additional beverage customers, further increasing the strategic synergies of our Eagle Alcohol acquisition.

As previously reported, we launched our first project to produce enhanced protein at our dry mill in Magic Valley, Idaho by installing Harvesting Technology’s patented CoPromaxTM system. The project consists of two phases, the first for further extracting corn oil and the second for separating and producing enhanced protein. The corn oil extraction phase is complete. Based on better than expected preliminary results, we intend to accelerate installation of corn oil extraction technologies at our three other dry mills. We remain on track to begin producing high-protein co-products at our Magic Valley facility in early 2023 which will assist in our decision on how to roll out the technology to our other facilities. For our Magic Valley facility alone, on an annual basis and at current market values, we expect the system will enable us to produce over 33,000 tons of greater than 50% protein content feed, increase corn oil yields to approximately 50%, or 9 million pounds, and contribute over $9.0 million in EBITDA. Assuming similar economics across all four dry mills, we estimate that the systems, when installed and fully operational, will contribute in total $34.0 million in EBITDA annually based on current market values.

We are expanding our corn storage capacity at our Pekin Campus to increase our corn-buying flexibility and reduce the need to purchase product at premium prices when farmers and elevators have stopped shipping corn, including during holidays or unfavorable weather conditions. We expect to complete this project by mid-November. The project will approximately double our days of storage capacity at the site and meet our goal of additional capacity prior to the 2022 holidays and winter weather. We expect this project to yield over $2.0 million in EBITDA annually beginning in the fourth quarter of 2022.

Other upgrades include enhancements and expansion of our corn oil production at our ICP facility; increased corn oil storage and railcar loadout capabilities across all locations; logistics improvements for our ICP facility, which include truck access to the plant and scale upgrades; control systems upgrades at our wet mill’s front-end; and a rebuild of one of two turbines at our wet mill. These projects are examples of our commitment to upgrade our facilities to improve efficiency and reliability.

We are also working on longer-term projects. We are in the engineering and design phase of a project to bypass the local natural gas utility at our Pekin Campus with the goal of yielding an impact by the end of 2023. This investment would also create an opportunity to sell renewable natural gas produced at our Pekin Campus directly into the pipeline. We expect this investment to yield a return of approximately $5.0 million in EBITDA annually beginning in 2024.

We also remain active in evaluating a carbon capture and sequestration program at our Pekin Campus. The U.S. Senate’s recent approval of the Inflation Reduction Act, if ultimately signed into law, would significantly improve project economics, raising the carbon capture tax credit from $50 per metric ton to $85 per metric ton. We produce over 700,000 metric tons of CO2 per year at our Pekin Campus. This site sits atop the Mt. Simon formation, identified as one of the best and largest aquafers in the country for sequestration. To maximize the value of our CO2, we have actively pursued numerous options ranging from development of a stand-alone project to the sale of CO2 to one of the various pipelines currently under development in the area. Approval of this legislation, if it occurs, will help us clarify our strategy and alternatives, and accelerate our decisions around, and implementation of, this important project.

As previously disclosed, in the first quarter we acquired Eagle Alcohol, an established leader in premium alcohol distribution. Thus far, Eagle Alcohol’s break bulk, tote and drum sales are in-line with our expectations, although higher freight costs have resulted in some profit compression. We have completed Eagle Alcohol’s physical integration into our broader business. We have also made progress against our plan to leverage Eagle Alcohol’s distribution base to offer our products in totes and drums. In addition, we have expanded our customer base through Eagle Alcohol’s relationships, which we believe will yield significant benefits in the coming years. We expect Eagle Alcohol to contribute $4.0 million in EBITDA for 2022 and between $8.0 million and $9.0 million in EBITDA annually starting in 2023, including synergies.

Looking ahead to the third quarter, although forward crush margins remain positive, we are coming into a late harvest with high corn basis and low corn inventories. We anticipate a moderation in corn basis and corn prices once we progress into the harvesting period. In anticipation of these factors, we have scheduled much of our fall maintenance and repairs in August to reduce our relative use of corn and minimize the impact of short-term higher commodity prices. This maintenance and these repairs will entail brief multi-day shutdowns of our dry mills. Our wet mill, the shut-down of which would have the most significant adverse financial impact, is not scheduled for shut down during this period.

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

Information reconciling forward-looking EBITDA to forward-looking net income (loss) attributed to Alto Ingredients, Inc. would require a forward-looking statement of net income (loss) attributed to Alto Ingredients, Inc. prepared in accordance with GAAP, which is unavailable to us without unreasonable effort. We are not able to provide a quantitative reconciliation of forward-looking EBITDA to forward-looking net income (loss) attributed to Alto Ingredients, Inc. because certain items required for reconciliation are uncertain, outside of our control and/or cannot be reasonably predicted, such as net sales, cost of goods sold, provision (benefit) for income taxes and asset impairments, which we view as the most material components of net income (loss) attributed to Alto Ingredients, Inc. that are not presently estimable.

Reconciliation of Adjusted EBITDA to Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands) (unaudited)	2022	2021	2022	2021
Net income	$22,115	$8,390	$19,513	$13,068
Adjustments:
Interest expense	319	1,045	519	2,930
Interest income	(145)	(186)	(303)	(370)
Asset impairments	—	1,900	—	3,100
Acquisition-related expense	875	—	1,750	—
Depreciation and amortization expense	6,728	5,811	12,861	11,669
Total adjustments	7,777	8,570	14,827	17,329
Adjusted EBITDA	$29,892	$16,960	$34,340	$30,397

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2022	2021	Variance	2022	2021	Variance
Renewable fuel production gallons sold (in millions)	51.3	41.4	23.9%	100.4	80.4	24.9%
Specialty alcohol production gallons sold (in millions)	25.8	24.3	6.2%	49.1	43.3	13.4%
Third party renewable fuel gallons sold (in millions)	30.0	59.3	(49.4)%	60.8	113.3	(46.3)%
Total gallons sold (in millions)	107.1	125.0	(14.3)%	210.3	237.0	(11.3)%

Total gallons produced (in millions)	77.0	63.6	21.1%	151.3	121.5	24.5%

Production capacity utilization	88%	59%	49.2%	85%	56%	51.8%

Average sales price per gallon	$2.84	$2.41	17.8%	$2.65	$2.17	22.1%

Corn cost per bushel – CBOT equivalent	$7.46	$6.05	23.3%	$6.84	$5.51	24.1%
Average basis (1)	$0.69	$0.41	68.3%	$0.66	$0.36	83.3%
Delivered cost of corn	$8.15	$6.46	26.2%	$7.50	$5.87	27.8%

Total essential ingredients tons sold (in thousands)	414.1	304.0	36.2%	812.9	580.9	39.9%
Essential ingredients revenues as % of delivered cost of corn (2)	32.7%	32.2%	1.6%	34.6%	35.9%	(3.6)%

Average CBOT ethanol price per gallon	$2.16	$2.30	(6.1)%	$2.16	$2.00	8.0%
Average CBOT corn price per bushel	$7.78	$6.62	17.5%	$7.25	$6.01	20.6%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Essential ingredients revenues as a percentage of delivered cost of corn shows our yield based on sales of essential ingredients, including wet distillers grains and corn oil, generated from alcohol we produced.

Net Sales, Cost of Goods Sold and Gross Profit

The following table presents our net sales, cost of goods sold and gross profit in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent

Net sales	$362,189	$298,110	$64,079	21.5%	$670,307	$516,844	$153,463	29.7%
Cost of goods sold	353,345	282,877	70,468	24.9%	656,690	487,774	168,916	34.6%
Gross profit	$8,844	$15,233	$(6,389)	(41.9)%	$13,617	$29,070	$(15,453)	(53.2)%
Percentage of net sales	2.4%	5.1%			2.0%	5.6%

The increase in our consolidated net sales for the three and six months ended June 30, 2022 as compared to the same period in 2021 was primarily due to an increase in our average sales price per gallon, partially offset by a decrease in our total gallons sold.

Our production gallons sold and our volume of essential ingredients sold increased for both the three and six months ended June 30, 2022 as compared to the same periods in 2021 primarily due to production from our Magic Valley facility operating in the first half of 2022, whereas the facility was idled during the first half of 2021, and from increased export and industrial demand. Specialty alcohols contributed 25.8 million gallons for the three months ended June 30, 2022, in line with our 2022 contracted volume of 90 million gallons. Our third-party gallons sold declined as compared to the same periods in 2021, reflecting our strategy to focus our marketing and sales efforts around our own core production assets.

Three Months Ended June 30, 2022 and 2021

On a consolidated basis, our average sales price per gallon increased by 18% to $2.84 for the three months ended June 30, 2022 as compared to $2.41 for the same period in 2021. The average Chicago Board of Trade, or CBOT, fuel-grade ethanol price per gallon, however, decreased 6% to $2.16 for the three months ended June 30, 2022 as compared to $2.30 for the same period in 2021.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment increased by $11.5 million, or 9%, to $143.8 million for the three months ended June 30, 2022 as compared to $132.3 million for the same period in 2021. Our total volume of production gallons sold decreased by 3.0 million gallons, or 5%, to 54.5 million gallons for the three months ended June 30, 2022 as compared to 57.5 million gallons for the same period in 2021. At our Pekin Campus production segment’s average sales price per gallon of $2.64 for the three months ended June 30, 2022, we generated $7.9 million less in net sales from our Pekin Campus production segment from the 3.0 million fewer gallons of alcohol sold in the three months ended June 30, 2022 as compared to the same period in 2021. The increase of $0.34, or 15%, in our Pekin Campus production segment’s average sales price per gallon in the three months ended June 30, 2022 as compared to the same period in 2021 improved our net sales from our Pekin Campus production segment by $19.4 million.

Net sales of essential ingredients increased by $10.3 million, or 21%, to $59.9 million for the three months ended June 30, 2022 as compared to $49.6 million for the same period in 2021. Our total volume of essential ingredients sold decreased by 4,300 tons, or 2%, to 217,900 tons for the three months ended June 30, 2022 from 222,200 tons for the same period in 2021. The increase of $51.56, or 23%, in our average sales price per ton for the three months ended June 30, 2022 as compared to the same period in 2021 increased our net sales from our Pekin Campus production segment by $11.5 million. At our average sales price per ton of $274.68 for the three months ended June 30, 2022, we generated $1.2 million less in net sales from the 4,300 fewer tons of essential ingredients sold in the three months ended June 30, 2022 as compared to the same period in 2021.

Marketing and Distribution Segment

Net sales of fuel-grade ethanol from our marketing and distribution segment reported gross, excluding intersegment sales, decreased by $23.0 million, or 26%, to $63.8 million for the three months ended June 30, 2022 as compared to $86.8 million for the same period in 2021.

Our volume of third party fuel-grade ethanol gallons sold reported gross by our marketing and distribution segment declined by 12.6 million gallons, or 38%, to 20.8 million gallons for the three months ended June 30, 2022 as compared to 33.4 million gallons for the same period in 2021. At our marketing and distribution segment’s average sales price per gallon of $3.06 for the three months ended June 30, 2022, we generated $38.5 million less in net sales from our marketing and distribution segment from the 12.6 million fewer gallons of third-party fuel-grade ethanol sold gross in the three months ended June 30, 2022 as compared to the same period in 2021.

The $0.47 per gallon, or 18%, increase in our marketing and distribution segment’s average sales price per gallon for the three months ended June 30, 2022 as compared to the same period in 2021 resulted in a $15.8 million increase in our net sales from third-party fuel-grade ethanol sold reported gross by our marketing segment.

Our volume of third party fuel-grade ethanol gallons sold reported net by our marketing and distribution segment decreased by 16.7 million gallons, or 64%, to 9.2 million gallons for the three months ended June 30, 2022 as compared to 25.9 million gallons for the same period in 2021. The decrease in third-party fuel-grade ethanol gallons sold reported net reduced net sales by $0.3 million.

Other Production Segment

Net sales of alcohol from our other production segment increased by $45.0 million, or 203%, to $67.2 million for the three months ended June 30, 2022 as compared to $22.2 million for the same period in 2021. Our total volume of gallons sold increased by 14.4 million gallons, or 176%, to 22.6 million gallons for the three months ended June 30, 2022 as compared to 8.2 million gallons for the same period in 2021. At our other production segment’s average sales price per gallon of $2.97 for the three months ended June 30, 2022, we generated an additional $42.8 million in net sales from our other production segment from the 14.4 million additional gallons of alcohol sold in the three months ended June 30, 2022 as compared to the same period in 2021. The increase of $0.27, or 10%, in our other production segment’s average sales price per gallon for the three months ended June 30, 2022 as compared to the same period in 2021 improved our net sales from our other production segment by $2.2 million.

Net sales of essential ingredients increased by $16.1 million, or 221%, to $23.4 million for the three months ended June 30, 2022 as compared to $7.3 million for the same period in 2021. Our total volume of essential ingredients sold increased by 114,400 tons, or 140%, to 196,200 tons for the three months ended June 30, 2022 from 81,800 tons for the same period in 2021. At our average sales price per ton of $119.12 for the three months ended June 30, 2022, we generated an additional $13.6 million in net sales from the 114,400 additional tons of essential ingredients sold in the three months ended June 30, 2022 as compared to the same period in 2021. The increase of $30.47, or 34%, in our average sales price per ton for the three months ended June 30, 2022 as compared to the same period in 2021 increased our net sales from our other production segment by $2.5 million.

Corporate and other

Net sales of alcohol from corporate and other represented $4.1 million associated with our sales from Eagle Alcohol for the three months ended June 30, 2022.

Six Months Ended June 30, 2022 and 2021

On a consolidated basis, our average sales price per gallon increased by 22% to $2.65 for the six months ended June 30, 2022 as compared to $2.17 for the same period in 2021. The average CBOT fuel-grade ethanol price per gallon, increased by 8% to $2.16 for the six months ended June 30, 2022 as compared to $2.00 for the same period in 2021.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment increased by $32.4 million, or 14%, to $259.8 million for the six months ended June 30, 2022 as compared to $227.4 million for the same period in 2021. Our total volume of production gallons sold declined by 4.4 million gallons, or 4%, to 103.8 million gallons for the six months ended June 30, 2022 as compared to 108.2 million gallons for the same period in 2021. The increase of $0.40, or 19%, in our Pekin Campus production segment’s average sales price per gallon in the six months ended June 30, 2022 as compared to the same period in 2021 improved our net sales from our Pekin Campus production segment by $43.4 million. At our Pekin Campus production segment’s average sales price per gallon of $2.50 for the six months ended June 30, 2022, we generated $11.0 million less in net sales from our Pekin Campus production segment from the 4.4 million fewer gallons of alcohol sold in the six months ended June 30, 2022 as compared to the same period in 2021.

Net sales of essential ingredients increased by $20.5 million, or 22%, to $115.1 million for the six months ended June 30, 2022 as compared to $94.6 million for the same period in 2021. Our total volume of essential ingredients sold declined by 6,900 tons, or 2%, to 426,800 tons for the six months ended June 30, 2022 from 433,700 tons for the same period in 2021. At our average sales price per ton of $269.76 for the six months ended June 30, 2022, we generated $1.8 million less in net sales from the 6,900 fewer tons of essential ingredients sold in the six months ended June 30, 2022 as compared to the same period in 2021. The increase of $51.51, or 24%, in our average sales price per ton for the six months ended June 30, 2022 as compared to the same period in 2021 increased our net sales from our Pekin Campus production segment by $22.3 million.

Marketing and Distribution Segment

Net sales of fuel-grade ethanol from our marketing and distribution segment reported gross, excluding intersegment sales, decreased by $26.1 million, or 18%, to $118.2 million for the six months ended June 30, 2022 as compared to $144.3 million for the same period in 2021.

Our volume of third party fuel-grade ethanol gallons sold reported gross by our marketing and distribution segment declined by 19.5 million gallons, or 32%, to 40.7 million gallons for the six months ended June 30, 2022 as compared to 60.2 million gallons for the same period in 2021. At our marketing segment’s average sales price per gallon of $2.89 for the six months ended June 30, 2022, we generated $56.2 million less in net sales from our marketing and distribution segment from the 19.5 million fewer gallons of third-party fuel-grade ethanol sold gross in the six months ended June 30, 2022 as compared to the same period in 2021.

The $0.51 per gallon, or 21%, increase in our marketing segment’s average sales price per gallon for the six months ended June 30, 2022 as compared to the same period in 2021 resulted in a $30.4 million increase in our net sales from third-party fuel-grade ethanol sold reported gross by our marketing and distribution segment.

Our volume of third party fuel-grade ethanol gallons sold reported net by our marketing and distribution segment decreased by 33.0 million gallons, or 62%, to 20.1 million gallons for the six months ended June 30, 2022 as compared to 53.1 million gallons for the same period in 2021. The decrease in third-party fuel-grade ethanol gallons sold reported net reduced net sales by $0.3 million.

Other Production Segment

Net sales of alcohol from our other production segment increased $88.9 million, or 233%, to $127.0 million for the six months ended June 30, 2022 as compared to $38.1 million for the same period in 2021. Our total volume of gallons sold increased by 30.2 million gallons, or 195%, to 45.7 million gallons for the six months ended June 30, 2022 as compared to 15.5 million gallons for the same period in 2021. At our other production segment’s average sales price per gallon of $2.78 for the six months ended June 30, 2022, we generated $83.9 million in additional net sales from the 30.2 million additional gallons of alcohol sold in the six months ended June 30, 2022 as compared to the same period in 2021. The increase of $0.32, or 13%, in our other production segment’s average sales price per gallon for the six months ended June 30, 2022 as compared to the same period in 2021 improved our net sales from our other production segment by $5.0 million.

Net sales of essential ingredients increased by $29.9 million, or 241%, to $42.3 million for the six months ended June 30, 2022 as compared to $12.4 million for the same period in 2021. Our total volume of essential ingredients sold increased by 238,900 tons, or 162%, to 386,100 tons for the six months ended June 30, 2022 from 147,200 tons for the same period in 2021. At our average sales price per ton of $109.58 for the six months ended June 30, 2022, we generated an additional $26.2 million in net sales from the 238,900 additional tons of essential ingredients sold in the six months ended June 30, 2022 as compared to the same period in 2021. The increase of $25.38, or 30%, in our average sales price per ton for the six months ended June 30, 2022 as compared to the same period in 2021 increased our net sales from our other production segment by $3.7 million.

Corporate and other

Net sales of alcohol from corporate and other represented $7.9 million associated with our sales from Eagle Alcohol for the six months ended June 30, 2022.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit declined to $8.8 million, representing a gross profit margin of 2.4%, for the three months ended June 30, 2022 compared to $15.2 million, representing a gross profit margin of 5.1%, for the same period in 2021. Our consolidated gross profit declined to $13.6 million, representing a gross profit margin of 2.0%, for the six months ended June 30, 2022 compared to $29.1 million, representing a gross profit margin of 5.6%, for the same period in 2021. Our consolidated gross profit for both the three and six month periods declined due to higher overall commodity prices and extreme commodity price volatility due to inflationary pressures, including drawn-out supply chains and greater delivery costs, and logistical and service disruptions. In the second quarter of 2022, our freight costs significantly increased year-over-year and doubled sequentially from the first quarter.

We also recorded $10.0 million in non-cash, unrealized gains on our forward derivative positions, which was, however, largely offset by $10.0 million in non-cash, lower-of-cost-or-market adjustments on ending inventories largely related to an unplanned power outage at our Pekin Campus resulting from a lightning struck at the utility servicing our Pekin Campus.

Three Months Ended June 30, 2022 and 2021

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit declined by $3.0 million to a gross profit of $8.6 million for the three months ended June 30, 2022 as compared to $11.6 million for the same period in 2021. Of this decline, $2.5 million is attributable to lower margins from our specialty alcohols and $0.5 million is attributable to decreased sales volumes in the three months ended June 30, 2022 as compared to the same period in 2021.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit declined by $1.3 million to $0.1 million for the three months ended June 30, 2022 as compared to $1.4 million for the same period in 2021. Of this reduction, less than $0.1 million is attributable to lower marketing volumes of third-party fuel-grade ethanol and nearly $1.2 million is attributable to lower margins from sales of third-party fuel-grade ethanol for the three months ended June 30, 2022 as compared to the same period in 2021.

Other Production Segment

Our other production segment’s gross profit declined by $2.8 million to a gross loss of $0.8 million for the three months ended June 30, 2022 as compared to a gross profit of $2.0 million for the same period in 2021. Of this decline, $2.5 million is attributable to lower margins for fuel-grade ethanol and $0.3 million is attributable to increased volumes at lower margins of fuel-grade ethanol for the three months ended June 30, 2022 as compared to the same period in 2021.

Corporate and other

Gross profit from corporate and other represented $0.9 million associated with our sales from Eagle Alcohol for the three months ended June 30, 2022.

Six Months Ended June 30, 2022 and 2021

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit declined by $12.2 million to a gross profit of $12.1 million for the six months ended June 30, 2022 as compared to $24.3 million for the same period in 2021. Of this decline, $0.7 million is attributable to lower sales volumes and $11.6 million is attributable to lower margins from our specialty alcohols in the six months ended June 30, 2022 as compared to the same period in 2021.

Marketing and Distribution Segment

Our marketing segment’s gross profit declined by $5.7 million to a gross loss of $0.3 million for the six months ended June 30, 2022 as compared to a gross profit of $5.4 million for the same period in 2021. Of this decline, $5.8 million is attributable to lower margins from sales of third-party fuel-grade ethanol, partially offset by $0.1 million in gross profit attributable to lower marketing volumes of third-party fuel-grade ethanol for the six months ended June 30, 2022 as compared to the same period in 2021.

Other Production Segment

Our other production segment’s gross profit improved by $0.7 million to a gross loss of less than $0.1 million for the six months ended June 30, 2022 as compared to a gross loss of $0.8 million for the same period in 2021. Of this improvement, $0.7 million is attributable to higher margins and less than $0.1 million is attributable to lower sales volumes at negative margins for the six months ended June 30, 2022 as compared to the same period in 2021.

Corporate and other

Gross profit from corporate and other represented $1.8 million associated with our sales from Eagle Alcohol for the six months ended June 30, 2022.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Selling, general and administrative expenses	$8,996	$7,230	$1,766	24.4%	$16,625	$14,244	$2,381	16.7%
Percentage of net sales	2.5%	2.4%			2.5%	2.8%

Our SG&A expenses increased for the three and six months ended June 30, 2022 as compared to the same period in 2021. The period over period increases in SG&A expenses are primarily due to increased stock compensation expenses and an acquisition-related accrual for future cash payments attributable to our acquisition of Eagle Alcohol of $0.8 million and $1.6 million for the three and six months ended June 30, 2022, respectively.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Interest Expense, net	$319	$1,045	$(726)	(69.5)%	$519	$2,930	$(2,411)	(82.3)%
Percentage of net sales	0.1%	0.4%			0.1%	0.6%

Our interest expense declined for the three and six months ended June 30, 2022 as compared to the same period in 2021. The declines are primarily due to lower debt balances for 2022 as compared to 2021 as we paid down all of our high interest rate term debt in the second half of 2021.

Income from Cash Grant

We applied for and received $22.7 million in cash from the USDA’s Biofuel Producer Program. The program was created as part of the CARES Act in 2020, which allocated $700 million to support biofuel producers who experienced market losses due to the pandemic. The cash grant is not required to be repaid nor will it recur in the future.

 .

Net Income Available to Common Stockholders

The following table presents our net income available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Net income available to common stockholders	$21,516	$7,967	$13,549	170.1%	$18,635	$12,274	$6,361	51.8%
Percentage of net sales	5.9%	2.7%			2.8%	2.4%

The improvement in our net income available to common stockholders for the three and six months ended June 30, 2022 as compared to the same periods in 2021 is primarily due to income from a CARES Act cash grant in the amount of $22.7 million.

Liquidity and Capital Resources

During the six months ended June 30, 2022, we funded our operations primarily from cash generated by our operations, income from a cash grant under the CARES Act, collection of notes receivable, proceeds from lines of credit and cash on hand. These funds were also used to acquire Eagle Alcohol and for capital expenditures. As of June 30, 2022, we had $74.7 million in cash, cash equivalents and restricted cash and $28.6 million available for borrowing under Kinergy’s operating line of credit. Other than amounts outstanding under Kinergy’s credit facility, we have no debt and we expect to further strengthen our liquidity as we complete the renewal of our revolving line of credit in the third quarter. We believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs for the next twelve months from the filing of this report. We may, however, in the future, seek and obtain additional capital in the form of secured debt to provide additional funds for accretive projects.

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

	June 30, 2022	December 31, 2021	Change
Cash, cash equivalents and restricted cash	$74,737	$62,125	20.3%
Current assets	$273,488	$229,526	19.2%
Property and equipment, net	$222,946	$222,550	0.2%
Current liabilities	$95,124	$69,602	36.7%
Long-term debt	$52,518	$50,361	4.3%
Working capital	$178,364	$159,924	11.5%
Working capital ratio	2.88	3.30	(12.7)%

Changes in Working Capital and Cash Flows

Working capital improved to $178.4 million at June 30, 2022 from $159.9 million at December 31, 2021 as a result of an increase of $44.0 million in current assets, partially offset by an increase of $25.5 million in current liabilities.

Current assets increased primarily due to an increase in accounts receivable, inventories and derivative assets due to higher average commodity prices for the six months ended June 30, 2022.

Our current liabilities increased primarily due to an increase in derivative instruments due to the end of period change in commodity prices for open contracts.

Our cash, cash equivalents and restricted cash increased by $12.6 million primarily due to $20.7 million in cash provided by our operating activities and $16.3 million in cash provided by our financing activities, partially offset by $24.4 million in cash used in our investing activities.

Cash provided by our Operating Activities

We generated $20.7 million in cash from our operating activities during the six months ended June 30, 2022, as compared to $4.0 million for the same period in 2021. Specific factors that contributed to the change in cash from our operating activities include:

●	an increase of $6.4 million in our consolidated net income due to a cash grant under the CARES Act and positive margins from specialty alcohol sales;

●	an increase of $23.3 million related to higher accounts receivable balances due to the timing of payments and higher commodity prices;

●	an increase of $3.8 million related to higher inventories due to increased commodity prices; and

●	a reduction of asset impairments of $3.1 million due to plants recorded as held-for-sale in the prior period.

These amounts were partially offset by:

●	a decrease of $13.2 million related to accounts payable due to the timing of payments;

●	an increase in other assets of $9.0 million due to changes in derivative assets related to commodity price changes; and

●	a decrease in income from loan forgiveness of $3.9 million due to a CARES Act loan forgiven in the prior period.

Cash used in our Investing Activities

We used $14.7 million of cash to acquire Eagle Alcohol, net of cash acquired, and $9.8 million of cash for additions to property and equipment in our investing activities for the six months ended June 30, 2022. Our additions to property and equipment increased by $5.6 million for the six months ended June 30, 2022 as compared to the same period in 2021 due to higher capital expenditures associated with our plant improvement initiatives in 2022.

Cash provided by our Financing Activities

Cash provided by our financing activities was $16.3 million for the six months ended June 30, 2022, which reflects collections of $14.8 million from notes receivable held in connection with the sale in 2020 of our ethanol production facilities in Aurora, Nebraska, and net proceeds of $2.2 million from Kinergy’s operating line of credit, partially offset by $0.6 million paid in cash dividends on our preferred stock.

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

We believe Kinergy and Alto Nutrients are in compliance with the fixed-charge coverage ratio covenant as of the filing of this report. The following table sets forth the fixed-charge coverage ratio financial covenant and the actual results for the periods presented:

	Three Months Ended June 30,		Years Ended December 31,
	2022	2021	2021	2020

Fixed-Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	8.72	7.92	13.32	5.35
Excess	6.72	5.92	11.32	3.35

Alto Ingredients, Inc. has guaranteed all of Kinergy’s obligations under the credit facility. As of June 30, 2022, Kinergy had an outstanding balance of $52.5 million and $28.6 million of unused borrowing availability under the credit facility.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and six months ended June 30, 2022 and 2021.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized net gains of $21.9 million and $19.4 million related to the changes in the fair values of these contracts for the six months ended June 30, 2022 and 2021, respectively.

At June 30, 2022, we prepared a sensitivity analysis to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The analysis uses average CBOT prices for the year and does not factor in future contracted volumes. The results of this analysis for the six months ended June 30, 2022, which may differ materially from actual results, are as follows (in millions):

Commodity	Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	210.3	Gallons	$(32.3)
Corn	53.4	Bushels	$(38.7)

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2022 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Inflation, including as a result of commodity price inflation or supply chain constraints due to the war in Ukraine, and higher prices in general may adversely impact our results of operations.

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

Even if inflation stabilizes or abates, the prices of key production inputs, wages and other costs of labor, equipment, services, and other business expenses may remain at elevated levels. We may not be able to include these additional costs in the prices of the products we sell. As a result, inflation and higher prices in general may have a material adverse effect on our results of operations and financial condition.

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

The prices of our products are volatile and subject to large fluctuations. For example, the market price of fuel-grade ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which itself is highly volatile and difficult to forecast. Our fuel-grade ethanol sales are tied to prevailing spot market prices rather than long-term, fixed-price contracts. Fuel-grade ethanol prices, as reported by the CBOT, ranged from $2.00 to $2.88 per gallon in the six months ended June 30, 2022, from $1.48 to $3.75 per gallon in 2021 and from $0.81 to $1.62 per gallon in 2020. In addition, even under longer-term, fixed-price contracts for our specialty alcohols, our customers may seek to renegotiate prices under those contracts during periods of falling prices or high price volatility. Fluctuations in the prices of our products may cause our results of operations to fluctuate significantly.

Disruptions in our production or distribution may adversely affect our business, results of operations and financial condition.

Our business depends on the continuing availability of rail, road, port, storage and distribution infrastructure. In particular, due to limited storage capacity at some of our production facilities and other considerations related to production efficiencies, certain facilities depend on just-in-time delivery of corn. The production of alcohols also requires a significant and uninterrupted supply of other raw materials and energy, primarily water, electricity and natural gas. Local water, electricity and gas utilities may fail to reliably supply the water, electricity and natural gas that our production facilities need or may fail to supply those resources on acceptable terms. In the past, poor weather has caused disruptions in rail transportation, which slowed the delivery of fuel-grade ethanol by rail, the principal manner by which fuel-grade ethanol from our facilities located in the Midwest is transported to market.

In 2022, a lightning strike at the utility servicing our Pekin Campus disrupted our operations, cutting power to our facilities and materially affecting our production, resulting in unexpected repair and maintenance costs, lost production and degradation in the quality of work-in-progress inventories. In addition, in 2020, we experienced closure of the Illinois River for lock repairs which required greater use of less cost-effective modes of product transport such as via rail and truck, which resulted in higher costs and negatively affected our results of operations.

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

The coronavirus pandemic resulted in businesses suspending or substantially curtailing operations and travel, quarantines, and an overall substantial slowdown of economic activity. Federal, state and foreign governments implemented measures to contain the virus, including social distancing requirements, travel restrictions, border closures, limitations on public gatherings, work-from-home orders, and closure of non-essential businesses. Some of these measures remain or have been curtailed only partially. Transportation fuels in particular, including fuel-grade ethanol, experienced significant price declines and reduced demand. A renewed downturn in global economic activity, or recessionary conditions in general, would likely lead to poor demand for, and negatively affect the prices of, our products, materially and adversely affecting our business, results of operations and liquidity.

We may engage in hedging transactions and other risk mitigation strategies that could harm our results of operations and financial condition.

In an attempt to partially offset the effects of volatility of our production input and product prices, in particular, corn and natural gas costs and fuel-grade ethanol prices, we may enter into contracts to purchase a portion of our corn or natural gas requirements on a forward basis or fix the price of a portion of our alcohol production. In addition, we may engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and unleaded gasoline from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which forward commitments have been made. Hedging arrangements also expose us to the risk of financial loss in situations where our counterparty to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. In addition, our open contract positions may require cash deposits to cover margin calls, negatively impacting our liquidity. As a result, our hedging activities and fluctuations in the price of corn, natural gas, fuel-grade ethanol and unleaded gasoline may adversely affect our results of operations, financial condition and liquidity.

Risks Related to our Finances

We have incurred significant losses and negative operating cash flow in the past and we may incur losses and negative operating cash flow in the future, which may hamper our operations and impede us from expanding our business.

We have incurred significant losses and negative operating cash flow in the past. For example, for the year ended December 31, 2020, we incurred consolidated net losses of approximately $17.3 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

Risks Related to Legal and Regulatory Matters

We may be adversely affected by environmental, health and safety laws, regulations and liabilities, and which may not be adequately covered by insurance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We granted to certain employees shares of restricted stock under our 2016 Stock Incentive Plan pursuant to Restricted Stock Agreements dated and effective as of their respective grant dates by and between us and those employees.

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

For the three months ended June 30, 2022, in connection with satisfying our withholding requirements, we withheld the following number of shares of our common stock and remitted cash payments to cover the minimum withholding tax amounts, thereby effectively repurchasing from the employees such number of shares of our common stock at the following deemed purchase prices:

Month	Number of Shares Withheld	Deemed Purchase Price Per Share	Aggregate Purchase Price
April	322,397	$6.93	$2,234,211
May	1,632	$4.26	$6,952
June	9,830	$4.74	$46,594

Dividends

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of specified financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends.

For the three and six months ended June 30, 2022 and 2021, we accrued an aggregate of $0.3 million and $0.6 million, respectively, in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock. We have paid these dividends in cash and we are current in our quarterly dividend obligations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit
Number	Description
10.1	Consulting Agreement dated May 28, 2022 by and between Alto Ingredients, Inc. and Christopher W. Wright (1)
10.2	2016 Stock Incentive Plan, as amended (2)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	Inline XBRL Instance Document (*)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (*)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (*)

(*)	Filed herewith.

(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2022.
(2)	Filed as an exhibit to the Registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission on July 6, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTO INGREDIENTS, INC.

Dated: August 8, 2022	By:	/S/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)