Form 10-Q
period 2022-09-30
Alto Ingredients, Inc.
filed 2022-11-09
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, there were 73,956,108 shares of Alto Ingredients, Inc. common stock, $0.001 par value per share, and 896 shares of Alto Ingredients, Inc. non-voting common stock, $0.001 par value per share, outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2022	2021
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$28,458	$50,612
Restricted cash	3,955	11,513
Accounts receivable, net (net of allowance for doubtful accounts of $135 and $378, respectively)	76,455	86,888
Inventories	61,088	54,373
Derivative instruments	7,384	15,839
Notes receivable, current	—	3,125
Other current assets	8,966	7,176
Total current assets	186,306	229,526
Property and equipment, net	233,475	222,550
Other Assets:
Right of use operating lease assets, net	12,895	13,413
Notes receivable, noncurrent	—	11,641
Intangible assets, net	9,234	2,678
Goodwill	5,970	—
Other assets	6,788	5,145
Total other assets	34,887	32,877
Total Assets	$454,668	$484,953

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2021.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	September 30,	December 31,
	2022	2021
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – trade	$17,493	$23,251
Accrued liabilities	22,172	21,307
Current portion – operating leases	3,646	3,909
Derivative instruments	1,106	13,582
Other current liabilities	10,096	7,553
Total current liabilities	54,513	69,602

Long-term debt, net of current portion	45,888	50,361
Operating leases, net of current portion	9,201	9,382
Other liabilities	10,068	10,394
Total Liabilities	119,670	139,739
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Alto Ingredients, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of September 30, 2022 and December 31, 2021; liquidation preference of $18,075 as of September 30, 2022	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 73,956 and 72,778 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	74	73
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,036,459	1,037,205
Accumulated other comprehensive loss	(284)	(284)
Accumulated deficit	(701,252)	(691,781)
Total Stockholders’ Equity	334,998	345,214
Total Liabilities and Stockholders’ Equity	$454,668	$484,953

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2021.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net sales	$336,877	$305,556	$1,007,184	$822,400
Cost of goods sold	356,716	308,955	1,013,406	796,729
Gross profit (loss)	(19,839)	(3,399)	(6,222)	25,671
Selling, general and administrative expenses	(7,403)	(5,533)	(24,028)	(19,777)
Asset impairments	—	—	—	(3,100)
Income (loss) from operations	(27,242)	(8,932)	(30,250)	2,794
Interest expense, net	(340)	(429)	(859)	(3,359)
Income from cash grant	—	—	22,652	—
Income from loan forgiveness	—	5,973	—	9,860
Other income (expense), net	(456)	256	(68)	641
Income (loss) before provision for income taxes	(28,038)	(3,132)	(8,525)	9,936
Provision for income taxes	—	—	—	—
Net income (loss)	$(28,038)	$(3,132)	$(8,525)	$9,936
Preferred stock dividends	$(319)	$(319)	$(946)	$(946)
Income allocated to participating securities	—	—	—	(120)
Net income (loss) available to common stockholders	$(28,357)	$(3,451)	$(9,471)	$8,870
Net income (loss) per share, basic	$(0.39)	$(0.05)	$(0.13)	$0.12
Net income (loss) per share, diluted	$(0.39)	$(0.05)	$(0.13)	$0.12
Weighted-average shares outstanding, basic	73,011	71,383	71,815	71,002
Weighted-average shares outstanding, diluted	73,011	71,383	71,815	72,260

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net income (loss)	$(8,525)	$9,936
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	19,122	17,520
Inventory valuation	7,963	—
Asset impairments	—	3,100
Income from loan forgiveness	—	(9,860)
Non-cash compensation	2,546	2,283
Amortization of deferred financing fees	29	732
Bad debt expense (benefit)	(187)	140
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	16,137	(35,072)
Inventories	(13,290)	(20,192)
Other assets	(7,472)	8,011
Operating leases	(3,799)	(3,184)
Assets held-for-sale	—	(2,874)
Liabilities held-for-sale	—	1,467
Accounts payable and accrued expenses	(10,684)	8,482
Net cash provided by (used in) operating activities	1,840	(19,511)
Investing Activities:
Proceeds from principal payments on notes receivable	14,766	—
Proceeds from asset sales	—	19,500
Additions to property and equipment	(25,233)	(12,240)
Purchase of Eagle Alcohol, net of cash acquired	(14,685)	—
Net cash provided by (used in) investing activities	(25,152)	7,260
Financing Activities:
Net proceeds from (payments on) Kinergy’s line of credit	(4,452)	38,198
Stock repurchases	(1,002)	—
Proceeds from stock option exercises	—	462
Principal payments on borrowings	—	(37,810)
Preferred stock dividends paid	(946)	—
Net cash provided by (used in) financing activities	(6,400)	850
Net change in cash, cash equivalents and restricted cash	(29,712)	(11,401)
Cash, cash equivalents and restricted cash at beginning of period	62,125	48,187
Cash, cash equivalents and restricted cash at end of period	$32,413	$36,786

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$28,458	$36,029
Restricted cash	3,955	757
Total cash, cash equivalents and restricted cash	$32,413	$36,786
Supplemental Information:
Interest paid	$961	$3,194
Accrued preferred stock dividends	$—	$946

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

					Additional		Accum. Other	Non-
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total
Balances, January 1, 2022	927	$1	72,778	$73	$1,037,205	$(691,781)	$(284)	$—	$345,214
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	684	—	(9)	—	—	—	(9)
Stock-based compensation	—	—	—	—	673	—	—	—	673
Shares issued for Eagle Alcohol acquisition	—	—	949	1	—	—	—	—	1
Preferred stock dividends	—	—	—	—	—	(312)	—	—	(312)
Net loss	—	—	—	—	—	(2,602)	—	—	(2,602)
Balances, March 31, 2022	927	$1	74,411	$74	$1,037,869	$(694,695)	$(284)	$—	$342,965
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(223)	—	(2,283)	—	—	—	(2,283)
Stock-based compensation	—	—	—	—	1,106	—	—	—	1,106
Preferred stock dividends	—	—	—	—	—	(315)	—	—	(315)
Net income	—	—	—	—	—	22,115	—	—	22,115
Balances, June 30, 2022	927	$1	74,188	$74	$1,036,692	$(672,895)	$(284)	$—	$363,588
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	27	—	2	—	—	—	2
Stock repurchases	—	—	(259)	—	(1,002)	—	—	—	(1,002)
Stock-based compensation	—	—	—	—	767	—	—	—	767
Preferred stock dividends	—	—	—	—	—	(319)	—	—	(319)
Net loss	—	—	—	—	—	(28,038)	—	—	(28,038)
Balances, September 30, 2022	927	$1	73,956	$74	$1,036,459	$(701,252)	$(284)	$—	$334,998
Balances, January 1, 2021	927	$1	72,487	$72	$1,036,638	$(736,598)	$(3,878)	$—	$296,235
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	550	1	(186)	—	—	—	(185)
Stock-based compensation	—	—	—	—	804	—	—	—	804
Issuances of common stock	—	—	124	—	462	—	—	—	462
Preferred stock dividends	—	—	—	—	—	(312)	—	—	(312)
Net income	—	—	—	—	—	4,678	—	—	4,678
Balances, March 31, 2021	927	$1	73,161	$73	$1,037,718	$(732,232)	$(3,878)	$—	$301,682
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(350)	—	(2,589)	—	—	—	(2,589)
Stock-based compensation	—	—	—	—	851	—	—	—	851
Preferred stock dividends	—	—	—	—	—	(315)	—	—	(315)
Net income	—	—	—	—	—	8,390	—	—	8,390
Balances, June 30, 2021	927	$1	72,811	$73	$1,035,980	$(724,157)	$(3,878)	$—	$308,019
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(11)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	628	—	—	—	628
Preferred stock dividends	—	—	—	—	—	(319)	—	—	(319)
Net loss	—	—	—	—	—	(3,132)	—	—	(3,132)
Balances, September 30, 2021	927	$1	72,800	$73	$1,036,608	$(727,608)	$(3,878)	$—	$305,196

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

On May 14, 2021 and November 4, 2021, the Company completed the sale of its production facilities located in Madera and Stockton, California, respectively. The results of these facilities are included in the Company’s results reported for the three and nine months ended September 30, 2021. As discussed in Note 2, on January 14, 2022, the Company acquired 100% ownership of Eagle Alcohol Company LLC, a Missouri limited liability company (“Eagle Alcohol”), which is now a wholly-owned subsidiary of Alto Ingredients, Inc. The results of Eagle Alcohol since the date of the acquisition are included in the Company’s results reported for the three and nine months ended September 30, 2022.

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

The Company has a combined alcohol production capacity of 350 million gallons per year and produces, on an annualized basis, over 1.5 million tons of essential ingredients, such as dried yeast, corn gluten meal, corn gluten feed, corn germ, and distillers grains and liquid feed used in commercial animal feed and pet foods. In addition, the Company sells alcohols acquired from other producers, and markets and distributes fuel-grade ethanol produced by third parties.

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

As of September 30, 2022, all of the Company’s production facilities were operating. As market conditions change, the Company may increase, decrease or idle production at one or more operating facilities or resume operations at any then-idled facility.

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

Of the accounts receivable balance, approximately $54,972,000 and $63,929,000 at September 30, 2022 and December 31, 2021, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $135,000 and $378,000 as of September 30, 2022 and December 31, 2021, respectively. The Company recorded a bad debt recovery of $253,000 and $3,000 for the three months ended September 30, 2022 and 2021, respectively. The Company recorded a bad debt recovery of $187,000 and bad debt expense of $140,000 for the nine months ended September 30, 2022 and 2021, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

Income from Cash Grant – The Company applied for and received $22,652,000 in cash from the USDA’s Biofuel Producer Program. The program was created as part of the CARES Act in 2020, which allocated $700,000,000 to support biofuel producers who experienced market losses due to the pandemic. The cash grant is not required to be repaid. Since these funds are provided to subsidize historical losses of the Company, and are not required to be repaid, the Company accounted for the proceeds by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, and reported the amount as income from cash grant in the accompanying consolidated statements of operations.

Share Repurchase Program – On September 12, 2022, the Company announced a share repurchase program under which it may repurchase up to $50 million of its common stock with an initial purchase authorization of $10 million. Amounts in excess of the initial purchase authorization of $10 million will require additional board and preferred stockholder authorization. The share repurchase program does not have an expiration date, does not require the repurchase of any particular amount of shares, and may be implemented, modified, suspended or discontinued in whole or in part at any time and without further notice. As repurchases are made, the Company will retire the shares, resulting in a reduction of issued and outstanding shares. For the three and nine months ended September 30, 2022, the Company repurchased an aggregate of 259,000 shares for $1,002,000 in cash.

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

2. ACQUISITION OF EAGLE ALCOHOL.

On January 14, 2022, the Company purchased 100% of the membership interests of Eagle Alcohol. The purchase price was $14.0 million in cash plus an estimated net working capital adjustment of $1.3 million in cash. The selling members of Eagle Alcohol are eligible to receive up to an additional $14.0 million of contingent consideration, payable through a combination of $9.0 million in cash over the next three years and an aggregate of $5.0 million in the Company’s common stock on the fourth and fifth year anniversaries of the closing date, subject to the satisfaction of certain conditions, including continued employment with the Company. With respect to these payments, the Company has recognized an estimated $0.9 million and $2.6 million for the three and nine months ended September 30, 2022, respectively, in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Eagle Alcohol specializes in break bulk distribution of specialty alcohols. Eagle Alcohol purchases bulk alcohol from suppliers and then stores, denatures, packages, and resells alcohol products in smaller sizes, including tank trucks, totes, and drums, that garner a premium to bulk alcohols. Eagle Alcohol delivers products to customers in the beverage, food, and related-process industries via its own dedicated trucking fleet and common carrier. The acquisition has provided the Company further vertical integration and access to new markets in the specialty alcohol industry.

Eagle Alcohol’s unaudited results for the three months ended September 30, 2022 and 2021 generated $4.2 million and $9.9 million in net sales and $0.0 million and $1.0 million in net income, respectively. Eagle Alcohol’s unaudited results for the nine months ended September 30, 2022 and 2021 generated $12.1 million and $27.5 million in net sales and $0.1 million and $3.0 million in net income, respectively. The following table presents unaudited pro forma combined financial information assuming the acquisition occurred on January 1, 2021 (dollars in thousands except per share amounts):

	Three Months Ended September 30,
	2022	2021
Revenues – pro forma	$336,877	$311,821
Net loss available to common stockholders – pro forma	$(28,357)	$(3,424)
Diluted net loss per share – pro forma	$(0.38)	$(0.05)
Diluted shares	73,960	72,332

	Nine Months Ended September 30,
	2022	2021
Revenues – pro forma	$1,007,711	$840,947
Net income (loss) available to common stockholders – pro forma	$(9,538)	$8,474
Diluted net income (loss) per share – pro forma	$(0.13)	$0.12
Diluted shares	72,764	73,209

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

Cash and equivalents	$705
Accounts receivable	5,517
Inventories	1,388
Other assets	29
Total current assets	7,639

Property and equipment	1,067
Right of use assets	2,749
Total tangible assets	$11,455

Current liabilities	$6,262
Right of use liability	2,749
Total liabilities	$9,011

Net tangible assets acquired	$2,444
Customer relationships	6,556
Tradename	420
Goodwill	5,970
Total Purchase Price	$15,390

Goodwill represents the value of the downstream integration that the operations of Eagle Alcohol will add to the Company. The Company expects the amortization of goodwill to be deductible for tax purposes. For the identifiable intangible assets, the Company has estimated 12 years for useful lives for customer relationships and 10 years for tradename. For the three months ended September 30, 2022, the Company recorded amortization expense of $137,000 and $10,000 for customer relationships and tradename, respectively. For the nine months ended September 30, 2022, the Company recorded amortization expense of $390,000 and $30,000 for customer relationships and tradename, respectively. Any changes to the initial estimates of the fair value of the acquired assets and assumed liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill if net assets acquired are less than the purchase price. The Company did not incur any material acquisition costs.

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

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Sales
Pekin Campus, recorded as gross:
Alcohol sales	$133,680	$114,587	$393,498	$341,967
Essential ingredient sales	54,537	46,016	169,670	140,670
Intersegment sales	332	293	857	919
Total Pekin Campus sales	188,549	160,896	564,025	483,556
Marketing and distribution:
Alcohol sales, gross	$55,262	$112,391	$172,746	$255,702
Alcohol sales, net	308	505	975	1,489
Intersegment sales	3,121	2,415	9,360	7,277
Total marketing and distribution sales	58,691	115,311	183,081	264,468
Other production, recorded as gross:
Alcohol sales	$64,492	$25,190	$191,483	$63,311
Essential ingredient sales	24,439	6,867	66,748	19,261
Intersegment sales	3	259	14	896
Total Other production sales	88,934	32,316	258,245	83,468
Corporate and other	4,159	—	12,064	—
Intersegment eliminations	(3,456)	(2,967)	(10,231)	(9,092)
Net sales as reported	$336,877	$305,556	$1,007,184	$822,400
Cost of goods sold:
Pekin Campus	$207,939	$169,721	$572,512	$468,972
Marketing and distribution	55,159	105,902	173,670	245,606
Other production	91,663	35,613	261,514	87,055
Corporate and other	2,925	—	8,995	—
Intersegment eliminations	(970)	(2,281)	(3,285)	(4,904)
Cost of goods sold as reported	$356,716	$308,955	$1,013,406	$796,729
Gross profit (loss):
Pekin Campus	$(19,390)	$(8,825)	$(8,487)	$14,584
Marketing and distribution	3,532	9,409	9,411	18,862
Other production	(2,729)	(3,297)	(3,269)	(3,587)
Corporate and other	1,234	—	3,069	—
Intersegment eliminations	(2,486)	(686)	(6,946)	(4,188)
Gross profit (loss) as reported	$(19,839)	$(3,399)	$(6,222)	$25,671
Income (loss) before provision for income taxes:
Pekin Campus	$(22,664)	$(11,830)	$(6,252)	$8,907
Marketing and distribution	1,622	7,517	3,444	12,929
Other production	(4,958)	(4,856)	1,404	(12,467)
Corporate and other	(2,038)	6,037	(7,121)	567
	$(28,038)	$(3,132)	$(8,525)	$9,936
Depreciation and amortization of intangibles:
Pekin Campus	$4,758	$4,372	$14,381	$13,043
Other production	1,273	1,468	4,095	4,433
Corporate and other	229	11	646	44
	$6,260	$5,851	$19,122	$17,520
Interest expense, net of capitalized interest:
Pekin Campus	$(48)	$176	$(81)	$767
Marketing and distribution	487	295	1,060	721
Other production	(74)	—	(128)	182
Corporate and other	(25)	(42)	8	1,689
	$340	$429	$859	$3,359

The following table sets forth the Company’s total assets by operating segment (in thousands):

	September 30, 2022	December 31, 2021
Total assets:
Pekin Campus	$247,449	$266,197
Marketing and distribution	111,900	130,302
Other production	63,904	57,046
Corporate and other	31,415	31,408
	$454,668	$484,953

4. INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, essential ingredients and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a valuation adjustment of $7,963,000 and $0 as of September 30, 2022 and December 31, 2021, respectively. Inventory balances consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Finished goods	$40,630	$35,509
Work in progress	8,084	6,909
Raw materials	11,321	10,837
Other	1,053	1,118
Total	$61,088	$54,373

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on alcohol sales and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price. In addition, the Company hedges anticipated sales of alcohol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and nine months ended September 30, 2022 and 2021, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and alcohols by entering into exchange-traded forward contracts or options for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net losses of $1,772,000 and $976,000 as the change in the fair value of these contracts for the three months ended September 30, 2022 and 2021, respectively. The Company recognized net gains of $20,164,000 and $18,435,000 as the change in the fair value of these contracts for the nine months ended September 30, 2022 and 2021, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of September 30, 2022
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash collateral balance	Restricted cash	$3,955
Commodity contracts	Derivative assets	$7,384	Derivative liabilities	$1,106

	As of December 31, 2021
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash collateral balance	Restricted cash	$11,513
Commodity contracts	Derivative assets	$15,839	Derivative liabilities	$13,582

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

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Losses
		For the Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2022	2021
Commodity contracts	Cost of goods sold	$(13,332)	$(2,894)
		$(13,332)	$(2,894)

		Realized Gains
Type of Instrument	Statements of Operations Location	For the Nine Months Ended September 30,
		2022	2021
Commodity contracts	Cost of goods sold	$16,143	$21,449
		$16,143	$21,449

		Unrealized Gains
		For the Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2022	2021

Commodity contracts	Cost of goods sold	$11,560	$1,918
		$11,560	$1,918

		Unrealized Gains (Losses)
		For the Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2022	2021

Commodity contracts	Cost of goods sold	$4,021	$(3,014)
		$4,021	$(3,014)

6.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Kinergy line of credit	$45,949	$50,401
Less unamortized debt financing costs	(61)	(40)
Less short-term portion	—	—
Long-term debt	$45,888	$50,361

As of September 30, 2022, Kinergy had $30.7 million in unused borrowing availability under its line of credit. The Company believes it was in compliance with its covenants under the line of credit as of September 30, 2022.

7. COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At September 30, 2022, the Company had entered into sales contracts with its major customers to sell certain quantities of alcohol and essential ingredients. The Company had open alcohol indexed-price contracts for 92,771,000 gallons as of September 30, 2022 and open fixed-price alcohol sales contracts totaling $101,427,000 as of September 30, 2022. The Company had open fixed-price sales contracts for essential ingredients totaling $17,274,000 as of September 30, 2022. These sales contracts are scheduled to be completed throughout 2022 and 2023.

Purchase Commitments – At September 30, 2022, the Company had indexed-price purchase contracts to purchase 13,988,000 gallons of alcohol and fixed-price purchase contracts to purchase $45,599,000 of alcohol from its suppliers. The Company had fixed-price purchase contracts to purchase $38,769,000 of corn from its suppliers as of September 30, 2022. The Company had fixed-price purchase contracts for natural gas totaling $1,947,000 and indexed-price purchase contracts for natural gas totaling 4,463,000 MMBTU. The Company also had future commitments for certain capital projects totaling $46,796,000. These purchase commitments are scheduled to be satisfied throughout 2022 and 2023.

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

For the three months ended September 30, 2022, the Retirement Plan’s net periodic benefit was $8,000, comprised of $273,000 of expected return on plan assets, partially offset by $164,000 in interest cost and $101,000 in service cost. For the three months ended September 30, 2021, the Retirement Plan’s net periodic expense was $22,000, comprised of $151,000 in interest cost and $109,000 in service cost, partially offset by $238,000 of expected return on plan assets. For the nine months ended September 30, 2022, the Retirement Plan’s net periodic benefit was $24,000, comprised of $819,000 of expected return on plan assets, partially offset by $492,000 in interest cost and $303,000 in service cost. For the nine months ended September 30, 2021, the Retirement Plan’s net periodic expense was $66,000, comprised of $453,000 in interest cost and $327,000 in service cost, partially offset by $714,000 of expected return on plan assets.

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

For the three months ended September 30, 2022, the Postretirement Plan’s net periodic expense was $32,000, comprised of $6,000 of interest cost and $26,000 of service cost. For the three months ended September 30, 2021, the Postretirement Plan’s net periodic expense was $42,000, comprised of $10,000 of interest cost, $26,000 of service cost and $6,000 of amortization expense.

For the nine months ended September 30, 2022, the Postretirement Plan’s net periodic expense was $96,000, comprised of $18,000 of interest cost and $78,000 of service cost. For the nine months ended September 30, 2021, the Postretirement Plan’s net periodic expense was $126,000, comprised of $30,000 of interest cost, $78,000 of service cost and $18,000 of amortization expense.

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

Long-Lived Assets Held-for-Sale – The Company recorded its long-lived assets associated with its property and equipment held-for-sale at fair value at December 31, 2021 of $1,000,000. These assets were sold during the three months ended September 30, 2022. The fair values of these assets are based on observable values for the assets through corroboration with market data and are designated as Level 3 inputs.

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

The following table summarizes recurring and nonrecurring fair value measurements by level at September 30, 2022 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$7,384	$7,384	$—	$—
Liabilities:
Derivative financial instruments	$(1,106)	$(1,106)	$—	$—

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2021 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$15,839	$15,839	$—	$—
Long-lived assets held-for-sale	1,000	—	—	1,000
Defined benefit plan assets (1) (pooled separate accounts):
Large U.S. Equity(2)	5,612	—	5,612	—	28%
Small/Mid U.S. Equity(3)	3,684	—	3,684	—	18%
International Equity(4)	2,909	—	2,909	—	15%
Fixed Income(5)	7,782	—	7,782	—	39%
	$36,826	$15,839	$19,987	$1,000
Liabilities:
Derivative financial instruments	$(13,582)	$(13,582)	$—	$—

(1)	Included in other assets in the consolidated balance sheets.

(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

10. EARNINGS (LOSS) PER SHARE.

The following tables compute basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended September 30, 2022
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(28,038)
Less: Preferred stock dividends	(319)
Basic and Diluted loss per share:
Loss available to common stockholders	$(28,357)	73,011	$(0.39)

	Three Months Ended September 30, 2021
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(3,132)
Less: Preferred stock dividends	(319)
Basic and Diluted loss per share:
Loss available to common stockholders	$(3,451)	71,383	$(0.05)

	Nine Months Ended September 30, 2022
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(8,525)
Less: Preferred stock dividends	(946)
Basic and Diluted loss per share:
Loss available to common stockholders	$(9,471)	71,815	$(0.13)

	Nine Months Ended September 30, 2021
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$9,936
Less: Preferred stock dividends	(946)
Less: Income allocated to participating securities	(120)
Basic income per share:
Income available to common stockholders	$8,870	71,002	$0.12
Add: Dilutive instruments	—	1,258
Diluted income per share:
Income available to common stockholders	$8,870	72,260	$0.12

There were an additional aggregate potentially dilutive weighted-average shares of 964,000 from convertible securities outstanding for the three and nine months ended September 30, 2022 and 2021. These securities were not considered in calculating diluted net income (loss) per share for the three and nine months ended September 30, 2022 and 2021, as their effect would have been anti-dilutive. At December 31, 2021, the Company had outstanding unexercised warrants to purchase 8.9 million shares of its common stock at an exercise price of $9.76 per share. These warrants expired unexercised on April 28, 2022.

11. SUBSEQUENT EVENTS.

New Term Loan Facility – On November 7, 2022, the Company closed on a senior secured term loan credit facility with certain funds managed by Orion Infrastructure Capital for up to $125 million. The term loan allows for periodic draws in an aggregate amount of up to $100 million, with an additional $25 million available upon the attainment of certain performance conditions. As of November 7, 2022, no amounts had been drawn. The six-year term loan has a fixed annual interest rate of 10% and will be issued at an original issue discount of 1.5%. The term loan does not require scheduled principal amortization payments but includes customary prepayment obligations as well as semi-annual sweeps of a portion of excess cash flow commencing for the six-month period ending December 31, 2023. The Company’s obligations under the term loan are secured by all of the Company’s tangible and intangible assets.

In connection with the term loan facility, the Company will issue to the lenders an aggregate of up to 1,602,564 shares of the Company’s common stock.

Kinergy Operating Line of Credit Extension – On November 7, 2022, the Company amended Kinergy’s operating line of credit to extend the maturity to 2027.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including:

●	fluctuations in the market prices of our products;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	the projected growth or contraction in the markets in which we operate;

●	our strategies for expanding, maintaining or contracting our presence in these markets;

●	anticipated trends in our financial condition and results of operations;

●	the timing, cost and results of our capital improvement projects; and

●	our ability to distinguish ourselves from our current and future competitors.

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

We operate five alcohol production facilities. Three of our production facilities are located in Illinois, one is located in Oregon and another is located in Idaho. We have an annual alcohol production capacity of 350 million gallons, comprised of 210 million gallons of fuel-grade ethanol and up to 140 million gallons of specialty alcohols. We market and distribute all of the alcohols produced at our facilities as well as fuel-grade ethanol produced by third parties. In 2021, we marketed and distributed approximately 480 million gallons combined of our own alcohols as well as fuel-grade ethanol produced by third parties, and over 1.2 million tons of essential ingredients.

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

Our wholly-owned subsidiary, Eagle Alcohol Company, LLC, or Eagle Alcohol, specializes in break bulk distribution of specialty alcohols. Eagle Alcohol purchases bulk alcohol from suppliers and then stores, denatures, packages, and resells alcohol products in smaller sizes, including tank trucks, totes, and drums, that garner a premium to bulk alcohols. Eagle Alcohol delivers products to customers in the beverage, food, and related-process industries via its own dedicated trucking fleet and common carrier.

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

We produce our alcohols and essential ingredients at our production facilities described below. Our production facilities located in Illinois are in the heart of the Corn Belt, benefit from low-cost and abundant feedstock and enjoy logistical advantages that enable us to provide our products to both domestic and international markets via truck, rail or barge. Our production facilities located in Oregon and Idaho are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages.

All of our production facilities are currently operating and have been operating through all of 2022. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

		Annual Alcohol Production Capacity (estimated, in gallons)
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

Current Initiatives and Outlook

During the third quarter, we continued our efforts to lay the groundwork for long-term success by upgrading equipment and operating systems to increase plant efficiency, reliability and redundancy, and corn storage capacity. We also have plans for larger capital-intensive growth projects. In November, we secured debt financing for up to $125 million to accelerate and fund our diversification growth strategies, including carbon capture sequestration, additional corn oil production, expansion of our protein and yeast products, and renewable natural gas and natural gas pipeline installations. This financing will facilitate, without the need to rely solely on our cash flow from operations, the simultaneous undertaking and timely completion of larger capital projects with a greater cost-benefit return to all stakeholders through a more stable business. We expect these projects when completed to contribute significantly to our revenues and net income and to help insulate our results of operations from commodity price and margin volatility.

We rescheduled many of our fall repair and maintenance activities to August to reduce our use of corn and minimize the impact of short-term higher commodity prices. However, our third quarter results were negatively affected by logistical constraints and rail interruptions resulting in plant outages in excess of six days that contributed to negative margins at our Western plants. We also experienced overall higher transportation costs and lower commodity margins. Our personnel nevertheless skillfully managed through supply chain and logistical challenges to prevent disruption with our customer base.

Through the third quarter, we invested and capitalized over $25 million in infrastructure improvements and spent an additional $3 million in related costs, negatively affecting our cost of goods sold, operating margins and our net income for the quarter. We spent $15 million during the third quarter on capital improvement projects in anticipation of our debt financing transaction.

As previously reported, we launched our first project to produce enhanced protein at our dry mill in Magic Valley, Idaho by installing Harvesting Technology’s patented CoPromaxTM system. The project consists of two phases. The first phase – corn oil extraction – is complete and yields have grown significantly, meeting our initial expectations. Based on these positive results, we intend to install corn oil extraction technologies at our three other dry mills. The second phase – separating and producing enhanced protein – is on schedule for completion in the first quarter of 2023. Once the system is fully operational and tested, we will evaluate additional deployments at our other plants.

We are doubling our corn storage capacity at our Pekin Campus to increase our corn-buying flexibility and reduce the need to purchase product at premium prices when farmers and elevators are less inclined to ship corn, including during holidays, unfavorable weather conditions, or due to supply chain and logistical constraints. We expect this increased storage capacity to reduce the volatility of our production input costs. We are well into construction of the new storage facilities and expect completion before year-end.

We prioritized upgrades to specialty alcohol equipment at our Pekin wet mill to align with higher quality standards for our beverage customers. We installed additional equipment, including a demethylizer column, which we expect will be fully operational in the first quarter of 2023. With these upgrades and our process and quality certifications, our equipment will be best-in-class and enable us to meet the highest quality requirements for specialty alcohols and service additional beverage customers from both our ICP distillery and our Pekin wet mill. This production redundancy, which will also provide surety of supply to our customers, will enable us to improve our product mix and capture higher premiums in the alcohol value chain.

We also continue to replace or upgrade older equipment at our Pekin Campus. For example, we recently purchased two new state-of-the-art boilers to enhance our steam capabilities and increase interconnectivity among our Pekin Campus facilities. This increased capacity will allow us to replace three older boiler units. Our new boiler system will be more reliable and efficient, resulting in lower energy use and costs. Additional redundancy from the new boilers will also increase our control of process steam across our Pekin Campus.

Consistent with our sustainability improvement program, we intend to add new renewable natural gas and natural gas pipelines at our Pekin Campus with direct access to nearby major hubs. These pipelines will increase our access to more competitively priced natural gas, better address our future energy needs, including our support for carbon capture sequestration, and facilitate the monetization and sale of the renewable natural gas we produce and currently flare. When completed, these efforts will further reduce our carbon footprint and enhance the value of our products. This capital improvement project is in the design and permitting phase with an expected completion date in 2024.

After 24 years operating as a valued and reliable supplier to the pet food industry, we intend to commercially develop primary yeast through an aerobic fermentation process at our wet mill. Extending our brand along the value chain is a natural progression to other markets that demand higher product quality and offer increased margins, including for flavors, nutraceuticals, and baking and meat substitutes. Although primary yeast production requires a different process and serves a different market, many existing as well as prospective customers have for years expressed interest in a primary yeast product.

We are highly motivated to further reduce the impact of commodity exposure. Our efforts are improving our position to capture a variety of new opportunities and drive profitable growth.

Looking ahead to the fourth quarter, while fuel demand typically slows in the late fall and winter periods, we are encouraged by the recent improvement in crush margins compared to the September lows, much of which is related to the late corn harvest and improving corn basis. We expect these factors to translate into much improved results in the fourth quarter. We also expect to exceed by up to 10 million gallons by year-end our contracted volume of 90 million gallons for 2022. We anticipate maintaining or growing our market share with our existing customer base for annual contracted specialty alcohols for 2023 while adding new accounts in the beverage category once system improvements to our grain neutral spirits production at our Pekin Campus are brought online in 2023.

Based on our progress in upgrading equipment and operating systems, we expect to see modest improvement in profits in early 2023, with a baseline earnings before interest, taxes, depreciation and amortization, or EBITDA, of $40.0 million for 2023 at historical average crush margins and before accounting for EBITDA contributions from our pending capital improvement projects. With funding from our new term loan accelerating our investments in the further diversification of our specialty alcohol and essential ingredients products, we expect to add over $20 million in recurring annual EBITDA by the end of 2023 and an additional $30 million in recurring annual EBITDA by 2025, resulting in total additional recurring annual EBITDA of $50 million by 2025. These amounts do not yet include our anticipated results for projects in the early stages of development, including primary yeast expansion and carbon capture sequestration.

Use of Non-GAAP Financial Measures

Management believes that certain financial measures not in accordance with generally accepted accounting principles, or GAAP, are useful measures of operations. Management provides EBITDA and Adjusted EBITDA as non-GAAP financial measures so that investors will have the same financial information that management uses, which may assist investors in properly assessing our performance on a period-over-period basis. We define Adjusted EBITDA as unaudited net income (loss) before interest expense, interest income, provision for income taxes, asset impairments, loss on extinguishment of debt, acquisition-related expense, fair value adjustments, and depreciation and amortization expense. A table is provided below to reconcile Adjusted EBITDA to its most directly comparable GAAP measure, net income (loss). EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP and should not be considered as alternatives to net income (loss) or any other measure of performance under GAAP, or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP.

Information reconciling forward-looking EBITDA to forward-looking net income (loss) would require a forward-looking statement of net income (loss) prepared in accordance with GAAP, which is unavailable to us without unreasonable effort. We are not able to provide a quantitative reconciliation of forward-looking EBITDA to forward-looking net income (loss) because certain items required for reconciliation are uncertain, outside of our control and/or cannot reasonably be predicted, such as net sales, cost of goods sold, provision (benefit) for income taxes and asset impairments, which we view as the most material components of net income (loss) that are not presently estimable.

Reconciliation of Adjusted EBITDA to Net Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands) (unaudited)	2022	2021	2022	2021
Net income (loss)	$(28,038)	$(3,132)	$(8,525)	$9,936
Adjustments:
Interest expense	340	429	859	3,359
Interest income	(38)	(183)	(341)	(553)
Asset impairments	—	—	—	3,100
Acquisition-related expense	875	—	2,625	—
Provision for income taxes	—	—	—	—
Depreciation and amortization expense	6,260	5,851	19,122	17,520
Total adjustments	7,437	6,097	22,265	23,426
Adjusted EBITDA	$(20,601)	$2,965	$13,740	$33,362

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2022	2021	Variance	2022	2021	Variance
Renewable fuel production gallons sold (in millions)	53.0	38.3	38.4%	153.4	118.6	29.3%
Specialty alcohol production gallons sold (in millions)	23.3	19.7	18.3%	72.4	63.1	14.7%
Third party renewable fuel gallons sold (in millions)	27.6	67.2	(58.9)%	88.4	180.5	(51.0)%
Total gallons sold (in millions)	103.9	125.2	(17.0)%	314.2	362.2	(13.3)%

Total gallons produced (in millions)	74.7	60.6	23.3%	226.0	182.2	24.0%

Production capacity utilization	85%	59%	44.1%	86%	57%	50.9%

Average sales price per gallon	$2.70	$2.47	9.3%	$2.66	$2.27	17.2%

Corn cost per bushel – CBOT equivalent	$7.27	$6.09	19.4%	$6.98	$5.71	22.2%
Average basis (1)	$1.08	$0.89	21.3%	$0.80	$0.53	50.9%
Delivered cost of corn	$8.35	$6.98	19.6%	$7.78	$6.24	24.7%

Total essential ingredients tons sold (in thousands)	422.0	305.6	38.1%	1,234.9	886.5	39.3%
Essential ingredients revenues as % of delivered cost of corn(2)	30.4%	29.5%	3.1%	33.2%	33.8%	(1.8)%
Average CBOT ethanol price per gallon	$2.16	$2.25	(4.0)%	$2.16	$2.08	3.8%
Average CBOT corn price per bushel	$6.58	$5.59	17.7%	$7.03	$5.87	19.8%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.

(2)	Essential ingredients revenues as a percentage of delivered cost of corn shows our yield based on sales of essential ingredients, including wet distillers grains and corn oil, generated from alcohol we produced.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Net sales	$336,877	$305,556	$31,321	10.3%	$1,007,184	$822,400	$184,784	22.5%
Cost of goods sold	356,716	308,955	47,761	15.5%	1,013,406	796,729	216,677	27.2%
Gross profit (loss)	$(19,839)	$(3,399)	$(16,440)	483.7%	$(6,222)	$25,671	$(31,893)	NM
Percentage of net sales	(5.9)%	(1.1)%			(0.6)%	3.1%

The increase in our consolidated net sales for the three and nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to an increase in our average sales price per gallon and substantial increases in sales prices and volume of essential ingredients, partially offset by a decrease in our third-party gallons sold.

Our production gallons sold and our volume of essential ingredients sold increased for both the three and nine months ended September 30, 2022 as compared to the same periods in 2021 primarily due to production from our Magic Valley facility operating in all of 2022, whereas the facility was idled during the same period of 2021. Specialty alcohols contributed 23.3 million gallons and 72.4 million gallons for the three and nine months ended September 30, 2022, respectively, on pace with our contracted volume of 90 million gallons for all of 2022. Our third-party gallons sold declined as compared to the same periods in 2021, reflecting our strategy to focus our marketing and sales efforts around our own core production assets.

Three Months Ended September 30, 2022 and 2021

On a consolidated basis, our average sales price per gallon increased by 9% to $2.70 for the three months ended September 30, 2022 as compared to $2.47 for the same period in 2021. The average Chicago Board of Trade, or CBOT, fuel-grade ethanol price per gallon, however, decreased 4% to $2.16 for the three months ended September 30, 2022 as compared to $2.25 for the same period in 2021.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment increased by $19.1 million, or 17%, to $133.7 million for the three months ended September 30, 2022 as compared to $114.6 million for the same period in 2021. Our total volume of production gallons sold increased by 3.6 million gallons, or 7%, to 52.8 million gallons for the three months ended September 30, 2022 as compared to 49.2 million gallons for the same period in 2021. The increase of $0.20, or 9%, in our Pekin Campus production segment’s average sales price per gallon in the three months ended September 30, 2022 as compared to the same period in 2021 improved our net sales from our Pekin Campus production segment by $10.0 million. At our Pekin Campus production segment’s average sales price per gallon of $2.53 for the three months ended September 30, 2022, we generated $9.1 million in additional net sales from our Pekin Campus production segment from the 3.6 million additional gallons of alcohol sold in the three months ended September 30, 2022 as compared to the same period in 2021.

Net sales of essential ingredients increased by $8.5 million, or 18%, to $54.5 million for the three months ended September 30, 2022 as compared to $46.0 million for the same period in 2021. Our total volume of essential ingredients sold decreased by 9,200 tons, or 4%, to 218,100 tons for the three months ended September 30, 2022 from 227,300 tons for the same period in 2021. The increase of $47.61, or 24%, in our average sales price per ton for the three months ended September 30, 2022 as compared to the same period in 2021 increased our net sales from our Pekin Campus production segment by $10.8 million. At our average sales price per ton of $250.06 for the three months ended September 30, 2022, we generated $2.3 million less in net sales from the 9,200 fewer tons of essential ingredients sold in the three months ended September 30, 2022 as compared to the same period in 2021.

Marketing and Distribution Segment

Net sales of fuel-grade ethanol from our marketing and distribution segment reported gross, excluding intersegment sales, decreased by $57.1 million, or 51%, to $55.3 million for the three months ended September 30, 2022 as compared to $112.4 million for the same period in 2021.

Our volume of third party fuel-grade ethanol gallons sold reported gross by our marketing and distribution segment declined by 24.0 million gallons, or 56%, to 19.0 million gallons for the three months ended September 30, 2022 as compared to 43.0 million gallons for the same period in 2021. At our marketing and distribution segment’s average sales price per gallon of $2.91 for the three months ended September 30, 2022, we generated $69.8 million less in net sales from our marketing and distribution segment from the 24.0 million fewer gallons of third-party fuel-grade ethanol sold gross in the three months ended September 30, 2022 as compared to the same period in 2021.

The $0.29 per gallon, or 11%, increase in our marketing and distribution segment’s average sales price per gallon for the three months ended September 30, 2022 as compared to the same period in 2021 resulted in a $12.7 million increase in our net sales from third-party fuel-grade ethanol sold reported gross by our marketing segment.

Our volume of third party fuel-grade ethanol gallons sold reported net by our marketing and distribution segment decreased by 15.6 million gallons, or 64%, to 8.6 million gallons for the three months ended September 30, 2022 as compared to 24.2 million gallons for the same period in 2021. The decrease in third-party fuel-grade ethanol gallons sold reported net reduced our net sales by less than $0.1 million for the period.

Other Production Segment

Net sales of alcohol from our other production segment increased by $39.3 million, or 156%, to $64.5 million for the three months ended September 30, 2022 as compared to $25.2 million for the same period in 2021. Our total volume of gallons sold increased by 14.7 million gallons, or 167%, to 23.5 million gallons for the three months ended September 30, 2022 as compared to 8.8 million gallons for the same period in 2021. At our other production segment’s average sales price per gallon of $2.74 for the three months ended September 30, 2022, we generated an additional $40.4 million in net sales from our other production segment from the 14.7 million additional gallons of alcohol sold in the three months ended September 30, 2022 as compared to the same period in 2021. The decrease of $0.12, or 5%, in our other production segment’s average sales price per gallon for the three months ended September 30, 2022 as compared to the same period in 2021 reduced our net sales from our other production segment by $1.1 million.

Net sales of essential ingredients increased by $17.6 million, or 259%, to $24.4 million for the three months ended September 30, 2022 as compared to $6.8 million for the same period in 2021. Our total volume of essential ingredients sold increased by 125,600 tons, or 160%, to 203,900 tons for the three months ended September 30, 2022 from 78,300 tons for the same period in 2021. At our average sales price per ton of $119.86 for the three months ended September 30, 2022, we generated an additional $15.0 million in net sales from the 125,600 additional tons of essential ingredients sold in the three months ended September 30, 2022 as compared to the same period in 2021. The increase of $32.16, or 37%, in our average sales price per ton for the three months ended September 30, 2022 as compared to the same period in 2021 increased our net sales from our other production segment by $2.6 million.

Corporate and other

Net sales of alcohol from corporate and other represented $4.2 million associated with our sales from Eagle Alcohol for the three months ended September 30, 2022.

Nine Months Ended September 30, 2022 and 2021

On a consolidated basis, our average sales price per gallon increased by 17% to $2.66 for the nine months ended September 30, 2022 as compared to $2.27 for the same period in 2021. The average CBOT fuel-grade ethanol price per gallon, increased by 4% to $2.16 for the nine months ended September 30, 2022 as compared to $2.08 for the same period in 2021.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment increased by $51.5 million, or 15%, to $393.5 million for the nine months ended September 30, 2022 as compared to $342.0 million for the same period in 2021. Our total volume of production gallons sold declined by 0.8 million gallons, or less than 1%, to 156.6 million gallons for the nine months ended September 30, 2022 as compared to 157.4 million gallons for the same period in 2021. The increase of $0.34, or 16%, in our Pekin Campus production segment’s average sales price per gallon in the nine months ended September 30, 2022 as compared to the same period in 2021 improved our net sales from our Pekin Campus production segment by $53.4 million. At our Pekin Campus production segment’s average sales price per gallon of $2.51 for the nine months ended September 30, 2022, we generated $1.9 million less in net sales from our Pekin Campus production segment from the 0.8 million fewer gallons of alcohol sold in the nine months ended September 30, 2022 as compared to the same period in 2021.

Net sales of essential ingredients increased by $29.0 million, or 21%, to $169.7 million for the nine months ended September 30, 2022 as compared to $140.7 million for the same period in 2021. Our total volume of essential ingredients sold declined by 16,000 tons, or 2%, to 644,900 tons for the nine months ended September 30, 2022 from 660,900 tons for the same period in 2021. The increase of $50.25, or 24%, in our average sales price per ton for the nine months ended September 30, 2022 as compared to the same period in 2021 increased our net sales from our Pekin Campus production segment by $33.2 million. At our average sales price per ton of $263.10 for the nine months ended September 30, 2022, we generated $4.2 million less in net sales from the 16,000 fewer tons of essential ingredients sold in the nine months ended September 30, 2022 as compared to the same period in 2021.

Marketing and Distribution Segment

Net sales of fuel-grade ethanol from our marketing and distribution segment, excluding intersegment sales, decreased by $83.5 million, or 32%, to $173.7 million for the nine months ended September 30, 2022 as compared to $257.2 million for the same period in 2021.

Our volume of third party fuel-grade ethanol gallons sold reported gross by our marketing and distribution segment declined by 43.5 million gallons, or 42%, to 59.7 million gallons for the nine months ended September 30, 2022 as compared to 103.2 million gallons for the same period in 2021. At our marketing segment’s average sales price per gallon of $2.89 for the nine months ended September 30, 2022, we generated $125.9 million less in net sales from our marketing and distribution segment from the 43.5 million fewer gallons of third-party fuel-grade ethanol sold gross in the nine months ended September 30, 2022 as compared to the same period in 2021.

The $0.42 per gallon, or 17%, increase in our marketing segment’s average sales price per gallon for the nine months ended September 30, 2022 as compared to the same period in 2021 resulted in a $42.9 million increase in our net sales from third-party fuel-grade ethanol sold reported gross by our marketing and distribution segment.

Our volume of third party fuel-grade ethanol gallons sold reported net by our marketing and distribution segment decreased by 48.6 million gallons, or 63%, to 28.7 million gallons for the nine months ended September 30, 2022 as compared to 77.3 million gallons for the same period in 2021. The decrease in third-party fuel-grade ethanol gallons sold reported net reduced net sales by $0.5 million.

Other Production Segment

Net sales of alcohol from our other production segment increased $128.2 million, or 203%, to $191.5 million for the nine months ended September 30, 2022 as compared to $63.3 million for the same period in 2021. Our total volume of gallons sold increased by 44.9 million gallons, or 185%, to 69.2 million gallons for the nine months ended September 30, 2022 as compared to 24.3 million gallons for the same period in 2021. At our other production segment’s average sales price per gallon of $2.77 for the nine months ended September 30, 2022, we generated $124.2 million in additional net sales from the 44.9 million additional gallons of alcohol sold in the nine months ended September 30, 2022 as compared to the same period in 2021. The increase of $0.16, or 6%, in our other production segment’s average sales price per gallon for the nine months ended September 30, 2022 as compared to the same period in 2021 improved our net sales from our other production segment by $4.0 million.

Net sales of essential ingredients increased by $47.5 million, or 247%, to $66.7 million for the nine months ended September 30, 2022 as compared to $19.2 million for the same period in 2021. Our total volume of essential ingredients sold increased by 364,400 tons, or 162%, to 590,000 tons for the nine months ended September 30, 2022 from 225,600 tons for the same period in 2021. At our average sales price per ton of $113.13 for the nine months ended September 30, 2022, we generated an additional $41.2 million in net sales from the 364,400 additional tons of essential ingredients sold in the nine months ended September 30, 2022 as compared to the same period in 2021. The increase of $27.76, or 32.5%, in our average sales price per ton for the nine months ended September 30, 2022 as compared to the same period in 2021 increased our net sales from our other production segment by $6.3 million.

Corporate and other

Net sales of alcohol from corporate and other represented $12.1 million associated with our sales from Eagle Alcohol for the nine months ended September 30, 2022.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit (loss) declined to a loss of $19.8 million, representing a gross profit margin of negative 5.9%, for the three months ended September 30, 2022 compared to a loss of $3.4 million, representing a gross profit margin of negative 1.1%, for the same period in 2021. Our consolidated gross profit (loss) declined to a loss of $6.2 million, representing a gross profit margin of negative 0.6%, for the nine months ended September 30, 2022 compared to gross profit of $25.7 million, representing a gross profit margin of 3.1%, for the same period in 2021.

Our consolidated gross profit (loss) for both the three and nine month periods declined due to higher overall commodity prices and extreme commodity price volatility due to inflationary pressures, including drawn-out supply chains and higher delivery costs, and logistical and service disruptions, some of which caused plant outages for over six days in the third quarter of 2022 contributing to negative margins at our Western plants. Corn basis costs increased significantly in the third quarter of 2022 by approximately $11.0 million. We also accelerated much of our fall repair and maintenance activities to August to reduce our use of corn and minimize the impact of short-term higher commodity prices, resulting in higher costs and lower production than we otherwise would have achieved. For all of 2022, our corn basis costs increased significantly year-over-year.

Our cost of goods sold and gross loss for the current periods also include $3.0 million in charges associated with the uncapitalized portion of our infrastructure upgrades. We also recorded an additional $3.0 million of losses on our forward derivative positions in the third quarter.

Three Months Ended September 30, 2022 and 2021

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit declined by $11.9 million to a gross loss of $19.0 million for the three months ended September 30, 2022 as compared to a gross loss of $7.1 million for the same period in 2021. Of this decline, $10.6 million is attributable to lower margins from our specialty alcohols and $1.3 million is attributable to decreased sales volumes of essential ingredients in the three months ended September 30, 2022 as compared to the same period in 2021.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit declined by $6.8 million to $0.5 million for the three months ended September 30, 2022 as compared to $7.3 million for the same period in 2021. Of this reduction, $0.6 million is attributable to lower marketing volumes of third-party fuel-grade ethanol and nearly $6.2 million is attributable to lower margins from sales of third-party fuel-grade ethanol due to high volatility in fuel prices for the three months ended September 30, 2022 as compared to the same period in 2021.

Other Production Segment

Our other production segment’s gross profit (loss) improved by $1.0 million to a gross loss of $2.5 million for the three months ended September 30, 2022 as compared to a gross loss of $3.5 million for the same period in 2021. Of this improvement, $2.5 million is attributable to better, but still negative, margins for fuel-grade ethanol, partially offset by $1.5 million attributable to increased volumes at negative margins of fuel-grade ethanol for the three months ended September 30, 2022 as compared to the same period in 2021.

Corporate and other

Gross profit from corporate and other represented $1.2 million associated with our sales from Eagle Alcohol for the three months ended September 30, 2022.

Nine Months Ended September 30, 2022 and 2021

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit (loss) declined by $24.2 million to a gross loss of $6.8 million for the nine months ended September 30, 2022 as compared to a gross profit of $17.4 million for the same period in 2021. Of this decline, $0.4 million is attributable to lower sales volumes and $23.8 million is attributable to lower margins from our specialty alcohols in the nine months ended September 30, 2022 as compared to the same period in 2021.

Marketing and Distribution Segment

Our marketing segment’s gross profit declined by $12.4 million to a gross profit of $0.1 million for the nine months ended September 30, 2022 as compared to a gross profit of $12.5 million for the same period in 2021. Of this decline, $12.2 million is attributable to lower margins from sales of third-party fuel-grade ethanol and $0.2 million is attributable to lower marketing volumes of third-party fuel-grade ethanol for the nine months ended September 30, 2022 as compared to the same period in 2021.

Other Production Segment

Our other production segment’s gross loss improved by $1.6 million to a gross loss of $2.6 million for the nine months ended September 30, 2022 as compared to a gross loss of $4.2 million for the same period in 2021. Of this improvement, $3.2 million is attributable to better margins, although negative, partially offset by $1.6 million attributable to lower sales volumes at negative margins for the nine months ended September 30, 2022 as compared to the same period in 2021.

Corporate and other

Gross profit from corporate and other represented $3.0 million associated with our sales from Eagle Alcohol for the nine months ended September 30, 2022.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Selling, general and administrative expenses	$7,403	$5,533	$1,870	33.8%	$24,028	$19,777	$4,251	21.5%
Percentage of net sales	2.2%	1.8%			2.4%	2.4%

Our SG&A expenses increased for the three and nine months ended September 30, 2022 as compared to the same period in 2021. The period over period increases in SG&A expenses are primarily due to increased stock compensation expenses and an acquisition-related accrual for future cash payments attributable to our acquisition of Eagle Alcohol of $0.9 million and $2.6 million for the three and nine months ended September 30, 2022, respectively.

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

Net Income (Loss) Available to Common Stockholders

The following table presents our net income (loss) available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Net income (loss) available to common stockholders	$(28,357)	$(3,451)	$(24,906)	(721.7)%	$(9,471)	$8,870	$(18,341)	NM
Percentage of net sales	(8.4)%	(1.1)%			(0.9)%	1.1%

The decline in our net income available to common stockholders for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 is primarily due to substantially higher production input costs resulting in negative gross margins as well as higher SG&A expenses.

Liquidity and Capital Resources

During the nine months ended September 30, 2022, we funded our operations primarily from cash generated by our operations, income from a cash grant under the CARES Act, collection of notes receivable, proceeds from our line of credit, asset sales and cash on hand. A portion of these funds were also used to acquire Eagle Alcohol and for capital expenditures. As of September 30, 2022, we had $32.4 million in cash, cash equivalents and restricted cash and $30.7 million available for borrowing under Kinergy’s operating line of credit. In addition to Kinergy’s operating line of credit, we have a senior secured term loan facility to fund large capital-intensive projects. We believe we have sufficient liquidity to meet our anticipated working capital, debt service, capital expenditure and other liquidity needs for the next twelve months from the filing of this report.

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

	September 30, 2022	December 31, 2021	Change
Cash, cash equivalents and restricted cash	$32,413	$62,125	(47.8)%
Current assets	$186,306	$229,526	(18.8)%
Property and equipment, net	$233,475	$222,550	4.9%
Current liabilities	$54,513	$69,602	(21.7)%
Long-term debt	$45,888	$50,361	(8.9)%
Working capital	$131,793	$159,924	(17.6)%
Working capital ratio	3.42	3.30	3.6%

Changes in Working Capital and Cash Flows

Working capital declined to $131.8 million at September 30, 2022 from $159.9 million at December 31, 2021 as a result of a decrease of $43.2 million in current assets, partially offset by a decrease of $15.1 million in current liabilities.

Current assets decreased primarily due to a decrease in cash, restricted cash, accounts receivable and derivative assets due to the timing of sales and increased capital expenditures for the nine months ended September 30, 2022.

Our current liabilities decreased primarily due to a decrease in derivative instruments due to the end of period change in commodity prices for open contracts and a decrease in accounts payable due to the timing of payments.

Our cash, cash equivalents and restricted cash decreased by $29.7 million primarily due to $25.2 million in cash used in our investing activities and $6.4 million in cash used in our financing activities, partially offset by $1.8 million in cash provided by our operating activities.

Cash provided by our Operating Activities

We generated $1.8 million in cash from our operating activities during the nine months ended September 30, 2022, as compared to cash used in our operating activities of $19.5 million for the same period in 2021. Specific factors that contributed to the change in cash from our operating activities include:

●	An increase of $51.2 million related to higher accounts receivable balances due to the timing of payments and higher commodity prices and sales volumes;

●	an increase of $6.9 million related to higher inventories due to increased commodity prices;

●	a decrease in income from loan forgiveness of $9.9 million due to a CARES Act loan forgiven in the prior period; and

●	an increase in inventory valuation of $8.0 million due to increased commodity prices.

These amounts were partially offset by:

●	A decrease of $19.2 million related to accounts payable due to the timing of payments;

●	a decrease of $18.5 million in our consolidated net income (loss) due to lower margins driven by higher corn costs;

●	a decrease in other assets of $15.4 million due to changes in derivative assets related to commodity price changes; and

●	a reduction of asset impairments of $3.1 million due to plants recorded as held-for-sale in the prior period.

Cash used in our Investing Activities

We used $25.2 million of cash for additions to property and equipment and $14.7 million of cash to acquire Eagle Alcohol, net of cash acquired, partially offset by collections of $14.8 million from notes receivable held in connection with the sale in 2020 of our ethanol production facilities in Aurora, Nebraska for the nine months ended September 30, 2022. Our additions to property and equipment increased by $13.0 million for the nine months ended September 30, 2022 as compared to the same period in 2021 due to higher capital expenditures associated with our plant improvement initiatives in 2022.

Cash used in our Financing Activities

Cash used in our financing activities was $6.4 million for the nine months ended September 30, 2022, which reflects net payments of $4.5 million on Kinergy’s operating line of credit, $1.0 million of share repurchases and $0.9 million paid in cash dividends on our preferred stock.

Term Loan

On November 7, 2022, we entered into a senior secured term loan for up to $125 million. The term loan allows for periodic draws in an aggregate amount of up to $100 million, with an additional $25 million available upon the attainment of certain performance conditions. As of November 7, 2022, no amounts had been drawn. The six-year term loan has a fixed annual interest rate of 10% and will be issued at an original issue discount of 1.5%. The term loan does not require scheduled principal amortization payments but includes customary prepayment obligations as well as semi-annual sweeps of a portion of excess cash flow commencing for the six-month period ending December 31, 2023. Our obligations under the term loan are secured by all of our tangible and intangible assets. In connection with the term loan facility, we will issue to the lenders an aggregate of up to 1.6 million shares of our common stock.

Kinergy’s Operating Line of Credit

Kinergy maintains an operating line of credit for an aggregate amount of up to $100.0 million. The credit facility matures in 2027. Interest accrues under the credit facility at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin ranging from 1.75% to 2.25%. The credit facility’s monthly unused line fee is 0.25% to 0.375% of the amount by which the maximum credit under the facility exceeds the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to Alto Ingredients, Inc. as reimbursement for management and other services provided by Alto Ingredients, Inc. to Kinergy are limited under the terms of the credit facility to $1.5 million per fiscal quarter. The credit facility also includes the accounts receivable of our indirect wholly-owned subsidiary, Alto Nutrients, LLC, or Alto Nutrients, as additional collateral. Payments that may be made by Alto Nutrients to Alto Ingredients, Inc. as reimbursement for management and other services provided by Alto Ingredients, Inc. to Alto Nutrients are limited under the terms of the credit facility to $0.5 million per fiscal quarter. Alto Nutrients markets our essential ingredients and also provides raw material procurement services to our subsidiaries.

For all monthly periods in which excess borrowing availability falls below a specified level, Kinergy and Alto Nutrients must collectively maintain a fixed-charge coverage ratio (calculated as a twelve-month rolling earnings before interest, taxes, depreciation and amortization divided by the sum of interest expense, capital expenditures, principal payments of indebtedness, indebtedness from capital leases and taxes paid during such twelve-month rolling period) of at least 2.0 and are prohibited from incurring certain additional indebtedness (other than specific intercompany indebtedness). The obligations of Kinergy and Alto Nutrients under the credit facility are secured by all of our tangible and intangible assets.

We believe Kinergy and Alto Nutrients are in compliance with the fixed-charge coverage ratio covenant as of the filing of this report. The following table sets forth the fixed-charge coverage ratio financial covenant and the actual results for the periods presented:

	Three Months Ended September 30,		Years Ended December 31,
	2022	2021	2021	2020
Fixed-Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	3.13	16.11	13.32	5.35
Excess	1.13	14.11	11.32	3.35

Alto Ingredients, Inc. has guaranteed all of Kinergy’s obligations under the credit facility. As of September 30, 2022, Kinergy had an outstanding balance of $45.9 million and $30.7 million of unused borrowing availability under the credit facility.

Share Repurchase Program

For the three months ended September 30, 2022, we repurchased 259,000 shares of our common stock as part of our publicly announced share repurchase program at an average price per share of $3.86 for an aggregate expenditure of $1,002,000 during the period. See “Unregistered Sales of Equity Securities and Use of Proceeds – Purchases of Equity Securities by the Issuer and Affiliated Purchasers.”

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized net gains of $21.2 million and $18.4 million related to the changes in the fair values of these contracts for the nine months ended September 30, 2022 and 2021, respectively.

At September 30, 2022, we prepared a sensitivity analysis to estimate our exposure to ethanol and corn costs. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The analysis uses average CBOT prices for the year and does not factor in future contracted volumes. The results of this analysis for the nine months ended September 30, 2022, which may differ materially from actual results, are as follows (in millions):

Commodity	Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	314.24	Gallons	$(48.9)
Corn	80.7	Bushels	$(56.7)

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2022 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our results of operations are highly impacted by commodity prices, including the cost of corn, natural gas and other production inputs that we must purchase, and the prices of alcohols and essential ingredients that we sell. Prices and supplies are subject to and determined by market and other forces over which we have no control, such as weather, domestic and global demand, supply shortages, export prices, inflationary conditions, global geopolitical tensions and various governmental policies in the United States and throughout the world.

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

Over the past several years, for example, the spread between corn and fuel-grade ethanol prices has fluctuated significantly. Fluctuations are likely to continue to occur. A sustained negative or narrow spread, whether as a result of sustained high or increased corn prices or sustained low or decreased alcohol or essential ingredient prices, would adversely affect our results of operations and financial condition. Revenues from sales of alcohols, particularly fuel-grade ethanol, and essential ingredients could decline below the marginal cost of production, which may force us to suspend production, particularly fuel-grade ethanol production, at some or all of our facilities.

In addition, some of our fuel-grade ethanol marketing and distribution activities will likely be unprofitable in a market of generally declining prices due to the nature of our business. For example, to satisfy customer demands, we maintain certain quantities of fuel-grade ethanol inventory for subsequent resale. Moreover, we procure much of our fuel-grade ethanol inventory outside of contracted third-party marketing and distribution arrangements and therefore must buy fuel-grade ethanol at a price established at the time of purchase and sell fuel-grade ethanol at an index price established later at the time of sale that is generally reflective of movements in the market price of fuel-grade ethanol. As a result, our margins for fuel-grade ethanol sold in these transactions generally decline and may turn negative as the market price of fuel-grade ethanol declines.

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

Ukraine is the third largest exporter of grain in the world. Russia is one of the largest producers of natural gas and oil and is the largest exporter of fertilizers. The commodity price impact of the war in Ukraine has been a sharp and sustained rise in grain and energy prices, including corn and natural gas, two of our primary production input commodities. In addition, the war in Ukraine has adversely affected and may continue to adversely affect global supply chains resulting in further commodity price inflation for our production inputs. Lower fertilizer supplies may also impact future growing seasons, further impacting grain supplies and prices. Also, given high global grain prices, U.S. farmers may prefer to lock in prices and export additional volumes, reducing domestic grain supplies and resulting in further inflationary pressures on key production inputs.

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

The prices of our products are volatile and subject to large fluctuations. For example, the market price of fuel-grade ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which itself is highly volatile, difficult to forecast and influenced by a wide variety of geopolitical and global economic conditions, including decisions concerning petroleum output by the Organization of Petroleum Exporting Countries (OPEC) and their allies, an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Our fuel-grade ethanol sales are tied to prevailing spot market prices rather than long-term, fixed-price contracts. Fuel-grade ethanol prices, as reported by the CBOT, ranged from $2.00 to $2.88 per gallon in the nine months ended September 30, 2022, from $1.48 to $3.75 per gallon in 2021 and from $0.81 to $1.62 per gallon in 2020. In addition, even under longer-term, fixed-price contracts for our specialty alcohols, our customers may seek to renegotiate prices under those contracts during periods of falling prices or high price volatility. Fluctuations in the prices of our products may cause our results of operations to fluctuate significantly.

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

For example, in 2022, a lightning strike at the utility servicing our Pekin Campus disrupted our operations, cutting power to our facilities and materially affecting our production, resulting in unexpected repair and maintenance costs, lost production and degradation in the quality of work-in-progress inventories. In addition, in 2020, we experienced closure of the Illinois River for lock repairs which required greater use of less cost-effective modes of product transport such as via rail and truck, which resulted in higher costs and negatively affected our results of operations.

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

The coronavirus pandemic resulted in businesses suspending or substantially curtailing operations and travel, quarantines, and an overall substantial slowdown of economic activity. Federal, state and foreign governments implemented measures to contain the virus, including social distancing requirements, travel restrictions, border closures, limitations on public gatherings, work-from-home orders, and closure of non-essential businesses. Some of these measures remain or have been curtailed only partially. Transportation fuels in particular, including fuel-grade ethanol, experienced significant price declines and reduced demand. A renewed downturn in global economic activity, including travel, or recessionary conditions in general, would likely lead to poor demand for, and negatively affect the prices of, our products, materially and adversely affecting our business, results of operations and liquidity.

We may engage in hedging transactions and other risk mitigation strategies that could harm our results of operations and financial condition.

In an attempt to partially offset the effects of volatility of our production input and product prices, in particular, corn and natural gas costs and fuel-grade ethanol prices, we may enter into contracts to purchase a portion of our corn or natural gas requirements on a forward basis or fix the sale price of portions of our alcohol production. In addition, we may engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and unleaded gasoline from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which forward commitments have been made. Hedging arrangements also expose us to the risk of financial loss in situations where our counterparty to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. In addition, our open contract positions may require cash deposits to cover margin calls, negatively impacting our liquidity. As a result, our hedging activities and fluctuations in the price of corn, natural gas, fuel-grade ethanol and unleaded gasoline may adversely affect our results of operations, financial condition and liquidity.

Risks Related to our Finances

We have incurred significant losses and negative operating cash flow in the past and we may incur losses and negative operating cash flow in the future, which may hamper our operations and impede us from expanding our business.

We have incurred significant losses and negative operating cash flow in the past. For example, for the three and nine months ended September 30, 2022 and for the year ended December 31, 2020, we incurred consolidated net losses of approximately $28.0 million, $8.5 million and $17.3 million, respectively. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

We incur significant expenses to maintain and upgrade our production facilities and operating equipment, and any interruption in our operations would harm our operating performance.

We regularly incur significant expenses to maintain and upgrade our production facilities and operating equipment. The machines and equipment we use to produce our alcohols and essential ingredients are complex, have many parts, and some operate on a continuous basis. We must perform routine equipment maintenance and must periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. In addition, our production facilities require periodic shutdowns to perform major maintenance and upgrades. These scheduled shutdowns result in lower sales and increased costs in the periods during which a shutdown occurs and could result in unexpected operational issues in future periods as a result of changes to equipment and operational and mechanical processes made during shutdown.

Our indebtedness may expose us to risks that could negatively impact our business, prospects, liquidity, cash flows and results of operations.

We anticipate incurring substantial indebtedness to engage in capital improvement projects. We expect that these projects, when completed, will generate financial returns sufficient to service and ultimately repay or refinance our indebtedness. However, the timing, cost and results of our capital improvement projects may not meet our projections. In addition, our indebtedness could:

●	make it more difficult to pay or refinance our indebtedness as it becomes due during adverse economic and industry conditions;

●	limit our flexibility to pursue strategic opportunities or react to changes in our business and the industries in which we operate and, consequently, place us at a competitive disadvantage to our competitors who have less debt;

●	require a substantial portion of our cash flows from operations for debt service payments, thereby reducing the availability of our cash flows to fund working capital, additional capital expenditures, acquisitions, dividend payments and for other general corporate purposes; or

●	Limit our ability to procure additional financing for working capital or other purposes.

Our ability to generate sufficient cash to make all interest payments when due depends on our performance, which is subject to a variety of factors beyond our control, including the cost of key production inputs, the supply of and demand for specialty alcohols and essential ingredients, and many other factors incident to the industries in which we operate. We cannot provide any assurance that we will be able to timely service or satisfy our debt obligations. Our failure to timely service or satisfy our debt obligations would have a material adverse effect on our business, business prospects, liquidity, cash flows and results of operations.

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

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials and wastes; and the health and safety of our employees. In addition, some of these laws and regulations require us to operate under permits that are subject to renewal or modification. These laws, regulations and permits often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions may result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or production facility shutdowns. In addition, we have made, and expect to make, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.

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

There are limited markets for fuel-grade ethanol beyond those established by federal mandates. Discretionary blending and E85 blending (i.e., gasoline blended with up to 85% fuel-grade ethanol by volume) are important secondary markets. Discretionary blending is often determined by the price of fuel-grade ethanol relative to the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for fuel-grade ethanol may decline. Also, the demand for fuel-grade ethanol is affected by the overall demand for transportation fuel. Demand for transportation fuel is affected by the number of miles traveled by consumers and vehicle fuel economy. Lower demand for fuel-grade ethanol and co-products would reduce the value of our ethanol and related products, erode our overall margins and diminish our ability to generate revenue or to operate profitably. In addition, we believe that consumer acceptance of E15 and E85 fuels is necessary before fuel-grade ethanol can achieve any significant growth in market share relative to other transportation fuels.

The United States fuel-grade ethanol industry is highly dependent upon various federal and state laws and any changes in those laws could have a material adverse effect on our results of operations, cash flows and financial condition.

The Environmental Protection Agency, or EPA, has implemented the Renewable Fuel Standard, or RFS, under the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program sets annual quotas for the quantity of renewable fuels (such as fuel-grade ethanol) that must be blended into motor fuels consumed in the United States through 2022. After 2022, the EPA is to determine volume requirements in coordination with the Secretary of Energy and the Secretary of Agriculture. The EPA has stated its intention to propose post-2022 mandatory volumes by mid-November 2022 for finalization by mid-June 2023 in compliance with a consent decree by the United States District Court for the District of Columbia.

Under the provisions of the Clean Air Act, as amended by the Energy Independence and Security Act of 2007, the EPA has limited authority to waive or reduce the mandated RFS requirements, which authority is subject to consultation with the Secretaries of Agriculture and Energy, and based on a determination that there is inadequate domestic renewable fuel supply or implementation of the applicable requirements would severely harm the economy or environment of a state, region or the United States in general. In particular, the EPA may issue small refinery waivers, in full or in part, to reduce or eliminate annual renewable fuel volume requirements for small refineries that process fewer than 75,000 barrels of petroleum daily. Our results of operations, cash flows and financial condition could be adversely impacted if the EPA reduces the RFS requirements from the statutory levels specified in the RFS or issues significant small refinery waivers.

The domestic market for fuel-grade ethanol is significantly impacted by federal mandates under the RFS program for volumes of renewable fuels (such as ethanol) required to be blended with gasoline. Future demand for fuel-grade ethanol will largely depend on incentives to blend ethanol into motor fuels, including the price of ethanol relative to the price of gasoline, the relative octane value of ethanol, constraints in the ability of vehicles to use higher ethanol blends, the RFS and the EPA’s established volumes from time to time, small refinery waivers, and other applicable environmental requirements.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

●	fluctuations in the market prices of our products;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	the volume and timing of the receipt of orders for our products from major customers;

●	the coronavirus pandemic, including governmental and public responses to the pandemic;

●	competitive pricing pressures;

●	anticipated trends in our financial condition and results of operations;

●	changes in market valuations of companies similar to us;

●	stock market price and volume fluctuations generally;

●	regulatory developments or increased enforcement;

●	fluctuations in our quarterly or annual operating results;

●	additions or departures of key personnel;

●	our ability to obtain any necessary financing;

●	the timing, cost and results of our capital improvement projects;

●	our financing activities and future sales of our common stock or other securities; and

●	our ability to maintain contracts that are critical to our operations.

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

We intend to retain a significant portion of any future earnings to finance the development, operation and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment, and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, our results of operations, cash flows, and financial condition, operating and capital requirements, compliance with any applicable debt covenants, and other factors as our board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless our board of directors determines to pay dividends, our stockholders will be required to look solely to appreciation in the value of our common stock to realize any gain on their investment. There can be no assurance that any such appreciation will occur.

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

For the avoidance of doubt, the exclusive forum provision described above does not apply to any claims arising under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information about repurchases of our common stock for the three months ended September 30, 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under plans or programs (2)(3)
July 1 to July 31, 2022	—	$—	—	$—
August 1 to August 31, 2022	—	$—	—	$—
September 1 to September 30, 2022	259,000	$3.86	259,000	$49,000,000
Three months ended September 30, 2022	259,000	$3.86	259,000	$49,000,000

(1)	We repurchased 259,000 shares as part of our publicly announced share repurchase program during the three months ended September 30, 2022 and received no shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)	On September 12, 2022, we announced a share repurchase program under which we may repurchase up to $50 million of our common stock with an initial purchase authorization of $10 million. Amounts in excess of the initial purchase authorization of $10 million will require additional board and preferred stockholder authorization. The share repurchase program does not have an expiration date, does not require the repurchase of any particular amount of shares, and may be implemented, modified, suspended or discontinued in whole or in part at any time and without further notice. For additional information, see "Note 1 - Organization and Business — Share Repurchase Program" to our Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

(3)	Amount represents the share repurchase program size of $50 million less approximately $1 million in aggregate share repurchases, but is subject to additional board and preferred stockholder authorization for purchases in excess of the initial purchase authorization of $10 million.

Dividends

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of specified financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends.

For the three and nine months ended September 30, 2022 and 2021, we accrued and paid in cash an aggregate of $0.3 million and $0.9 million, respectively, in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock.

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

ALTO INGREDIENTS, INC.

Dated: November 8, 2022	By:	/S/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)