Form 10-Q
period 2023-03-31
Alto Ingredients, Inc.
filed 2023-05-09
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, there were 76,105,690 shares of Alto Ingredients, Inc. common stock, $0.001 par value per share, and 896 shares of Alto Ingredients, Inc. non-voting common stock, $0.001 par value per share, outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2023	2022
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$21,173	$36,456
Restricted cash	5,263	13,069
Accounts receivable (net of allowance for credit losses of $66 and $105, respectively)	66,537	68,655
Inventories	67,147	66,628
Derivative instruments	6,267	4,973
Other current assets	5,217	9,340
Total current assets	171,604	199,121
Property and equipment, net	244,172	239,069
Other Assets:
Right of use operating lease assets, net	23,046	18,937
Intangible assets, net	8,940	9,087
Goodwill	5,970	5,970
Other assets	6,172	6,137
Total other assets	44,128	40,131
Total Assets	$459,904	$478,321

*	Amounts derived from the audited financial statements for the year ended December 31, 2022.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	March 31,	December 31,
	2023	2022
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,406	$28,115
Accrued liabilities	17,334	26,556
Current portion – operating leases	3,856	3,849
Derivative instruments	2,100	6,732
Other current liabilities	6,150	12,765
Total current liabilities	53,846	78,017

Long-term debt	83,739	68,356
Operating leases, net of current portion	19,678	15,062
Other liabilities	8,966	8,797
Total Liabilities	166,229	170,232
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of March 31, 2023 and December 31, 2022; liquidation preference of $18,075 as of March 31, 2023	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 76,187 and 75,154 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	76	75
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,039,897	1,040,834
Accumulated other comprehensive income	1,822	1,822
Accumulated deficit	(748,121)	(734,643)
Total Stockholders’ Equity	293,675	308,089
Total Liabilities and Stockholders’ Equity	$459,904	$478,321

*	Amounts derived from the audited financial statements for the year ended December 31, 2022.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Net sales	$313,891	$308,118
Cost of goods sold	317,055	303,345
Gross profit (loss)	(3,164)	4,773
Selling, general and administrative expenses	(7,882)	(7,629)
Asset impairments	(574)	—
Loss from operations	(11,620)	(2,856)
Interest expense, net	(1,565)	(200)
Other income, net	19	454
Loss before provision for income taxes	(13,166)	(2,602)
Provision for income taxes	—	—
Net loss	$(13,166)	$(2,602)
Preferred stock dividends	$(312)	$(312)
Net loss available to common stockholders	$(13,478)	$(2,914)
Net loss per share, basic and diluted	$(0.18)	$(0.04)
Weighted-average shares outstanding, basic	73,815	71,390
Weighted-average shares outstanding, diluted	73,815	71,390

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net loss	$(13,166)	$(2,602)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	6,055	6,134
Losses (gains) on derivative instruments	1,777	(5,316)
Non-cash compensation	752	673
Asset impairments	574	—
Amortization of deferred financing fees	235	6
Amortization of debt discount	198	—
Bad debt expense (recovery)	(39)	31
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	2,157	11,775
Inventories	(519)	(2,773)
Other assets	4,027	14,119
Operating leases	(1,226)	(1,257)
Accounts payable and accrued liabilities	(24,172)	(9,726)
Net cash provided by (used in) operating activities	(23,347)	11,064
Investing Activities:
Additions to property and equipment	(9,602)	(2,334)
Deferred purchase price payments for Eagle Alcohol	(3,500)	—
Purchase of Eagle Alcohol, net of cash acquired	—	(14,655)
Net cash used in investing activities	(13,102)	(16,989)
Financing Activities:
Net proceeds from Kinergy’s line of credit	15,354	3,314
Stock repurchases	(1,682)	—
Proceeds from principal payments on notes receivable	—	781
Preferred stock dividends paid	(312)	(312)
Net cash provided by financing activities	13,360	3,783
Net decrease in cash, cash equivalents and restricted cash	(23,089)	(2,142)
Cash, cash equivalents and restricted cash at beginning of period	49,525	62,125
Cash, cash equivalents and restricted cash at end of period	$26,436	$59,983

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$21,173	$36,184
Restricted cash	5,263	23,799
Total cash, cash equivalents and restricted cash	$26,436	$59,983
Supplemental Information:
Interest paid	$1,886	$195
Interest expense capitalized	$839	$45

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive Income
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Total
Balances, January 1, 2023	927	$1	75,154	$75	$1,040,834	$(734,643)	$1,822	$308,089
Stock-based compensation	—	—	—	—	752	—	—	752
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	1,893	2	(8)	—	—	(6)
Stock repurchases	—	—	(860)	(1)	(1,681)	—	—	(1,682)
Preferred stock dividends	—	—	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	—	(13,166)	—	(13,166)
Balances, March 31, 2023	927	$1	76,187	$76	$1,039,897	$(748,121)	$1,822	$293,675
Balances, January 1, 2022	927	$1	72,778	$73	$1,037,205	$(691,781)	$(284)	$345,214
Stock-based compensation	—	—	—	—	673	—	—	673
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	684	—	(9)	—	—	(9)
Shares issued for Eagle Alcohol acquisition	—	—	949	1	—	—	—	1
Preferred stock dividends	—	—	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	—	(2,602)	—	(2,602)
Balances, March 31, 2022	927	$1	74,411	$74	$1,037,869	$(694,695)	$(284)	$342,965

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Alto Ingredients, Inc., a Delaware corporation, and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”), including Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Alto Nutrients, LLC, a California limited liability company, Eagle Alcohol Company, LLC, a Delaware limited liability company, Alto Op Co., a Delaware corporation, Alto Pekin, LLC, a Delaware limited liability company, and Alto ICP, LLC, a Delaware limited liability company, and the Company’s production facilities in Oregon and Idaho.

The Company is a leading producer and distributor of specialty alcohols and essential ingredients. The Company also produces and markets fuel-grade ethanol. The Company’s production facilities in Pekin, Illinois are located in the heart of the Corn Belt. The Company’s two production facilities in Oregon and Idaho are located in close proximity to both feed and fuel-grade ethanol customers.

The Company has a combined alcohol production capacity of 350 million gallons per year and produced in 2022 over 1.6 million tons of essential ingredients, such as dried yeast, corn gluten meal, corn gluten feed, corn germ, and distillers grains and liquid feed used in commercial animal feed and pet foods. In addition, the Company markets and distributes fuel-grade ethanol produced by third parties.

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

As of March 31, 2023, all of the Company’s production facilities were operating, except its Magic Valley facility in Idaho. On January 1, 2023, the Company temporarily hot-idled its Magic Valley production facility due to extreme natural gas prices, other unfavorable market conditions and to facilitate the installation of its new high protein systems. The Company restarted the facility in April 2023. All production facilities are currently operating. As market conditions change, the Company may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Of the accounts receivable balance, approximately $53,655,000 and $55,667,000 at March 31, 2023 and December 31, 2022, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for credit losses was $66,000 and $105,000 as of March 31, 2023 and December 31, 2022, respectively. The Company recorded a bad debt recovery of $39,000 and bad debt expense of $31,000 for the three months ended March 31, 2023 and 2022, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Share Repurchase Program – On September 12, 2022, the Company announced a share repurchase program under which it may repurchase up to $50 million of its common stock with an initial purchase authorization of $10 million. The Company’s lender has further limited the Company’s purchase authorization to $5 million. Amounts in excess of the purchase authorization of $5 million will require additional lender consent and amounts in excess of the initial purchase authorization of $10 million will require additional board and preferred stockholder authorization. The share repurchase program does not have an expiration date, does not require the repurchase of any particular amount of shares, and may be implemented, modified, suspended or discontinued in whole or in part at any time and without further notice. As repurchases are made, the Company will retire the shares, resulting in a reduction of issued and outstanding shares. For the three months ended March 31, 2023, the Company repurchased an aggregate of 860,000 shares for $1,682,000 in cash. As of March 31, 2023, total repurchases under the program since its inception were $3,007,000.

Financial Instruments – The carrying values of cash and cash equivalents, restricted cash, accounts receivable, derivative assets, accounts payable, accrued liabilities and derivative liabilities are reasonable estimates of their fair values because of the short maturity of these items. The Company believes the carrying value of its long-term debt instruments are not considered materially different than fair value because they were just recently issued.

Estimates and Assumptions – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining the allowance for credit losses, net realizable value of inventory, long-lived asset impairments, valuation allowances on deferred income taxes, the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns, and the valuation of assets acquired and liabilities assumed as a result of business combinations. Actual results and outcomes may materially differ from management’s estimates and assumptions.

2. SEGMENTS.

The Company reports its financial and operating performance in three segments: (1) marketing and distribution, which includes marketing and merchant trading for Company-produced alcohols and essential ingredients on an aggregated basis, and sales of fuel-grade ethanol sourced from third parties (2) Pekin production, which includes the production and sale of alcohols and essential ingredients produced at the Company’s Pekin, Illinois campus (“Pekin Campus”), and (3) Other production, which includes the production and sale of fuel-grade ethanol and essential ingredients produced at all of the Company’s other production facilities on an aggregated basis (“Other production”), none of which are individually so significant to be considered a separately reportable segment.

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended March 31,
	2023	2022
Net Sales
Pekin Campus production, recorded as gross:
Alcohol sales	$132,381	$116,050
Essential ingredient sales	63,631	55,280
Intersegment sales	313	256
Total Pekin Campus sales	196,325	171,586

Marketing and distribution:
Alcohol sales, gross	$84,381	$53,926
Alcohol sales, net	114	351
Intersegment sales	2,843	2,996
Total marketing and distribution sales	87,338	57,273

Other production, recorded as gross:
Alcohol sales	$20,932	$59,805
Essential ingredient sales	8,353	18,938
Intersegment sales	1	12
Total Other production sales	29,286	78,755

Corporate and other	4,099	3,768
Intersegment eliminations	(3,157)	(3,264)
Net sales as reported	$313,891	$308,118

Cost of goods sold:
Pekin Campus production	$198,178	$168,881
Marketing and distribution	83,126	54,716
Other production	33,982	78,244
Corporate and other	2,369	2,872
Intersegment eliminations	(600)	(1,368)
Cost of goods sold as reported	$317,055	$303,345
Gross profit (loss):
Pekin Campus production	$(1,853)	$2,705
Marketing and distribution	4,212	2,557
Other production	(4,696)	511
Corporate and other	1,730	896
Intersegment eliminations	(2,557)	(1,896)
Gross profit (loss) as reported	$(3,164)	$4,773
Loss before provision for income taxes:
Pekin Campus production	$(5,117)	$85
Marketing and distribution	2,010	785
Other production	(5,698)	(1,209)
Corporate and other	(4,361)	(2,263)
	$(13,166)	$(2,602)
Depreciation and amortization expense:
Pekin Campus production	$4,819	$4,538
Other production	1,009	1,456
Corporate and other	227	140
	$6,055	$6,134
Interest expense, net of capitalized interest:
Pekin Campus production	$(485)	$—
Marketing and distribution	494	200
Other production	(354)	—
Corporate and other	1,910	—
	$1,565	$200

The following table sets forth the Company’s total assets by operating segment (in thousands):

	March 31, 2023	December 31, 2022
Total assets:
Pekin Campus production	$254,293	$257,089
Marketing and distribution	116,135	114,755
Other production	46,832	51,886
Corporate and other	42,644	54,591
	$459,904	$478,321

3. INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, essential ingredients and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a valuation adjustment of $0 and $4,612,000 as of March 31, 2023 and December 31, 2022, respectively. Inventory balances consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Finished goods	$44,309	$47,736
Work in progress	5,321	6,396
Raw materials	16,055	11,197
Other	1,462	1,299
Total	$67,147	$66,628

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on alcohol sales and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price. In addition, the Company hedges anticipated sales of alcohol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three months ended March 31, 2023 and 2022, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and alcohols by entering into exchange-traded futures contracts or options for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net losses of $1,777,000 and net gains of $5,316,000 as the change in the fair value of these contracts for the three months ended March 31, 2023 and 2022, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of March 31, 2023
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$5,263
Commodity contracts	Derivative instruments	$6,267	Derivative instruments	$2,100

	As of December 31, 2022
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash collateral balance	Restricted cash	$13,069
Commodity contracts	Derivative instruments	$4,973	Derivative instruments	$6,732

The above amounts represent the gross balances of the contracts; however, the Company does have a right of offset with each of its derivative brokers, but the Company’s intent is to close out positions individually, therefore the positions are reported at gross.

The classification and amounts of the Company’s realized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		For the three months Ended March 31,
Type of Instrument	Statements of Operations Location	2023	2022
Commodity contracts	Cost of goods sold	$(7,703)	$15,562
		$(7,703)	$15,562

		Unrealized Gains (Losses)
		For the three months Ended March 31,
Type of Instrument	Statements of Operations Location	2023	2022
Commodity contracts	Cost of goods sold	$5,926	$(10,246)
		$5,926	$(10,246)

5. DEBT.

Long-term borrowings are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Kinergy line of credit	$33,430	$18,076
Orion term loan	60,000	60,000
	93,430	78,076
Less unamortized debt discount	(4,497)	(4,686)
Less unamortized debt financing costs	(5,194)	(5,034)
Less current portion	—	—
Long-term debt	$83,739	$68,356

Excess Availability – As of March 31, 2023, Kinergy had $41.6 million in unused borrowing availability under its line of credit.

6. COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At March 31, 2023, the Company had entered into sales contracts with its major customers to sell certain quantities of alcohol and essential ingredients. The Company had open alcohol indexed-price contracts for 89,084,000 gallons as of March 31, 2023 and open fixed-price alcohol sales contracts totaling $110,251,000 as of March 31, 2023. The Company had open fixed-price sales contracts for essential ingredients totaling $13,652,000 and open indexed-price sales contracts of essential ingredients for 128,000 tons as of March 31, 2023. These sales contracts are scheduled to be completed throughout 2023.

Purchase Commitments – At March 31, 2023, the Company had indexed-price purchase contracts to purchase 21,049,000 gallons of alcohol and fixed-price purchase contracts to purchase $612,000 of alcohol from its suppliers. The Company had fixed-price purchase contracts to purchase $73,170,000 of corn from its suppliers as of March 31, 2023. The Company had fixed-price purchase contracts for natural gas totaling $487,000 as of March 31, 2023. The Company also had future commitments for certain capital projects totaling $21,730,000. These purchase commitments are scheduled to be satisfied throughout 2023 and 2024.

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

The Retirement Plan is noncontributory and covers only “grandfathered” unionized employees at the Company’s Pekin, Illinois facility who fulfill minimum age and service requirements. Benefits are based on a prescribed formula based upon the employee’s years of service. The Retirement Plan, which is part of a collective bargaining agreement, covers only union employees hired prior to November 1, 2010.

The Company uses a December 31 measurement date for its Retirement Plan. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations. As of December 31, 2022, the Retirement Plan’s accumulated projected benefit obligation was $18.0 million, with a fair value of plan assets of $16.7 million. The underfunded amount of $1.3 million is recorded on the Company’s consolidated balance sheet in other liabilities. For the three months ended March 31, 2023, the Retirement Plan’s net periodic expense was $39,000, comprised of $225,000 in interest cost and $62,000 in service cost, partially offset by $248,000 of expected return on plan assets. For the three months ended March 31, 2022, the Retirement Plan’s net periodic expense (income) was ($8,000), comprised of $164,000 in interest cost and $101,000 in service cost, more than offset by $273,000 of expected return on plan assets.

The Postretirement Plan provides postretirement medical benefits and life insurance to certain “grandfathered” unionized employees at the Company’s Pekin, Illinois facility. Employees hired after December 31, 2000 are not eligible to participate in the Postretirement Plan. The Postretirement Plan is contributory, with contributions required at the same rate as active employees. Benefit eligibility under the plan reduces at age 65 from a defined benefit to a defined dollar cap based upon years of service. As of December 31, 2022, the Postretirement Plan’s accumulated projected benefit obligation was $3.9 million and is recorded on the Company’s consolidated balance sheet in other liabilities. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations. For the three months ended March 31, 2023, the Postretirement Plan’s net periodic expense was $36,000, comprised of $46,000 of interest cost and $3,000 of service cost, partially offset by $13,000 in amortization of gains. For the three months ended March 31, 2022, the Postretirement Plan’s net periodic expense was $32,000, comprised of $26,000 of interest cost and $6,000 of service cost.

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

The following table summarizes recurring and nonrecurring fair value measurements by level at March 31, 2023 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$6,267	$6,267	$—	$—
Liabilities:
Derivative financial instruments	$(2,100)	$(2,100)	$—	$—

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2022 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$4,973	$4,973	$—	$—
Defined benefit plan assets(1) (pooled separate accounts):
Large U.S. Equity(2)	4,586	—	4,586	—	28%
Small/Mid U.S. Equity(3)	2,986	—	2,986	—	18%
International Equity(4)	2,406	—	2,406	—	14%
Fixed Income(5)	6,710	—	6,710	—	40%
	$21,661	$4,973	$16,688	$—
Liabilities:
Derivative financial instruments	$6,732	$6,732	$—	$—

(1)	Included in other assets in the consolidated balance sheets.

(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

9. EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31, 2023
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(13,166)
Less: Preferred stock dividends	(312)
Basic and diluted loss per share:
Net loss available to common stockholders	$(13,478)	73,815	$(0.18)

	Three Months Ended March 31, 2022
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(2,602)
Less: Preferred stock dividends	(312)
Basic and diluted loss per share:
Net loss available to common stockholders	$(2,914)	71,390	$(0.04)

There were an additional aggregate potentially dilutive weighted-average shares of 964,000 and 1,339,000 from convertible securities outstanding for the three months ended March 31, 2023 and 2022. These securities were not considered in calculating diluted net loss per share for the three months ended March 31, 2023 and 2022, as their effect would have been anti-dilutive.

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

Any of the factors described immediately above or referenced from time to time in our filings with the Securities and Exchange Commission or in the “Risk Factors” section below could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

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

Production Segments

We produce specialty alcohols, fuel-grade ethanol and essential ingredients, focusing on four key markets: Health, Home & Beauty; Food & Beverage; Essential Ingredients; and Renewable Fuels. Products for the Health, Home & Beauty market include specialty alcohols used in mouthwash, cosmetics, pharmaceuticals, hand sanitizers, disinfectants and cleaners. Products for the Food & Beverage markets include grain neutral spirits, or GNS, used in alcoholic beverages and vinegar as well as corn germ used for corn oils. Products for Essential Ingredients markets include dried yeast, corn gluten meal, corn gluten feed, corn germ, and distillers grains and liquid feed used in commercial animal feed and pet foods. We also sell yeast for human consumption. Our Renewable Fuels products include fuel-grade ethanol and distillers corn oil used as a feedstock for renewable diesel and biodiesel fuels.

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

Our production facilities were operating for all of the first quarter except our Magic Valley production facility in Idaho, which we temporarily hot-idled on January 1, 2023 due to extreme natural gas prices, other unfavorable market conditions and to facilitate the installation of our new high protein systems. The facility was restarted in April 2023. All of our production facilities are currently operating. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

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

Current Initiatives and Outlook

During the first quarter, crush margins improved sequentially each month compared to the prior month. The quarter ended with regional natural gas prices, corn basis and ethanol prices greatly improved compared to December 2022. For the month of March, we generated positive bottom-line financial results. In addition, the outlook for renewable fuel has further improved as the EPA recently approved E15 for summer blending. At current crush margin levels, we expect positive Adjusted EBITDA for the second quarter. We define Adjusted EBITDA as unaudited consolidated net income (loss) before interest expense, interest income, provision for income taxes, asset impairments, loss on extinguishment of debt, acquisition-related expense, fair value adjustments, and depreciation and amortization expense.

Overall, we are pleased with the current market improvements, which continue to positively impact our business. We cannot provide guidance for the full year 2023 but we expect to benefit from approximately $10 million in additional earnings before interest expense, interest income, provision for income taxes, and depreciation and amortization, or EBITDA, generated from the capital projects we have already completed or will complete this year.

Despite current positive crush margins, we have no control over commodity pricing, aside from our hedging activities which can be costly and of limited effect in the case of a prolonged negative market environment. For this reason, we continue to work toward implementing a series of near- and long-term projects aimed at reducing our exposure to volatile commodity markets. We continue to transform our business by further diversifying our products and optimizing our operations to expand margins and increase profitability. With the completion of our near-term projects, we expect to increase EBITDA on an annualized basis by over $65 million by the end of 2025 and expect to increase that amount to over $125 million by the end of 2026 when our carbon capture and sequestration, cogeneration and other initiatives are fully realized.

Our multi-path diversification strategy includes increased production of our most differentiated and highest quality products. Our near-term focus includes GNS, corn oil and high protein products, while our longer-term plan includes primary yeast as well as carbon capture and sequestration.

We also remain focused on reducing production costs. Our near-term initiatives in this regard include improvements to plant efficiency, reliability and redundancy by adding corn storage and installing our own natural gas pipeline. Our longer-term vision includes upgrading equipment, converting our biogas to renewable natural gas and building energy cogeneration capabilities at our Pekin Campus.

We are confident in our ability to fund our near-term capital projects through our term loan facility, current working capital resources and cash we expect to generate from our operations. For our longer-term projects, we continue to hold productive discussions with potential strategic partners and we will continue to assess our capital needs as the projects come further into focus.

We have completed the upgrade of our GNS distillation system at our Pekin Campus wet mill to produce the highest quality 190 proof and low-moisture 200 proof GNS products on the market. Recently, we have added new beverage customers and we are working to place our GNS products on a spot purchase basis for the remainder of 2023. This coming fall, we expect to contract for additional volumes with both new and existing customers during our annual contracting period for 2024 sales. Our product and process certifications will be invaluable as we work toward customer qualifications for these high-quality products. Beginning in 2024, we expect these products will contribute approximately $5 million in EBITDA annually and continue to grow as part of our business over time.

In December, we moderated production at our Columbia plant and temporarily idled our Magic Valley plant to minimize the impact of sustained high natural gas prices in the Pacific Northwest. This created an opportunity for us to focus our attention on completing the installation of our corn oil and high protein technologies at our Magic Valley facility. We have now completed all material installations of the CoProMaxTM corn oil and high protein system and have resumed production at our Magic Valley plant. We are aligning the new and existing operating systems at the plant to ensure optimal efficiency. We expect to achieve full production of both higher corn oil volumes and high-quality dry protein at the facility by the end of the second quarter, with additional sales from these products to commence in the third quarter. We expect corn oil and high-quality protein from our Magic Valley facility to contribute in aggregate approximately $9 million in EBITDA annually.

We plan to begin a staged rollout in late 2023 of corn oil technology installations at our three other dry mills. Although each dry mill is slightly different in size, on average we expect to produce similar financial results to those anticipated from our Magic Valley plant. When fully installed, we expect the corn oil installations at our three other plants in aggregate will contribute over $14 million in EBITDA annually.

After our high protein system is fully and successfully operational at our Magic Valley facility, we will evaluate the system for rollout at our three other dry mills and anticipate similar economics. We expect the high protein installations at our three other plants in aggregate will contribute over $13 million in EBITDA annually.

In total, we expect our corn oil expansion and high protein systems, when fully operational at our Magic Valley plant and our three other dry mills, will together contribute over $36 million in EBITDA annually.

As to our longer-term initiatives for high-margin offerings, we plan to expand into primary yeast production. We have finished successful product trials and selected a highly qualified third-party engineering group to complete our front-end engineering and design, or FEED, study, with the conclusion of this work expected in the third quarter. Our primary yeast project would expand on our past upgrades made to our yeast operations. We expect our primary yeast product to contribute approximately $19 million in EBITDA in the first twelve months of production with a potential increase to over $25 million annually thereafter. Our target is to begin construction of the project in early 2024 and we anticipate project completion in the summer of 2025.

We have a significant opportunity for carbon capture and sequestration at our Pekin Campus, which produces approximately 700,000 metric tons of carbon annually. We are proceeding in earnest through advanced negotiations for this important project. We have selected a third-party FEED firm to determine capture, compression and engineering design. We expect this study will be completed in the third quarter. We are finalizing the selection of a development partner to provide turnkey transportation, sequestration and monitoring services. Our longer-term goal is to have our carbon capture and sequestration project operational in 2026. Based solely on our annual carbon production volume at $85 per metric ton, reflecting the 45Q tax incentive benefits established under the Inflation Reduction Act of 2022, we believe we can generate over $30 million in EBITDA annually, after accounting for operating and sequestration costs, and excluding any of the substantial additional economic benefits of the environmental attributes associated with low carbon ethanol.

We continue to advance our initiatives to improve plant efficiency, reliability, redundancy and capacity. Our new 850,000 bushel corn storage silo at our Pekin Campus is now fully operational and contributing to improved corn procurement costs, plant reliability and plant operating costs across the production facility. Our conservative estimate has the silo contributing over $2 million in EBITDA annually.

Our third-party FEED study for our new natural gas pipeline is complete. We are working on the initial routing steps, which will enable the project to advance to definitive land agreements and the construction permit application process. We have also initiated community interaction and initial feedback has been positive. We plan for the pipeline to bypass the current utility with the goal of optimizing energy procurement, usage and expense, which will contribute to our sustainability efforts. When fully operational, which we expect in 2024, we anticipate the pipeline will reduce our energy costs by approximately $3 million annually. The pipeline will also create the opportunity for us to convert and monetize our current biogas waste stream into renewable natural gas. Based on our current output, we estimate that production and sale of renewable natural gas would contribute more than $3 million in EBITDA annually.

Our third-party FEED study for cogeneration at our Pekin Campus is complete. The cogeneration design is intended to address our current needs, support increased energy requirements for both our primary yeast and carbon capture and sequestration projects, and offset grid electrical power consumption. Based on current energy prices, we expect cogeneration to contribute approximately $15 million in EBITDA annually.

Renewable products are part of our primary mission and producing them safely is one of our core tenets. Each of our capital projects advances sustainability. While these projects and our continual process improvements can be viewed as environmental, social and governance, or ESG, initiatives, our decisions to ensure safety, quality and sustainability are good for our overall business. Our other ESG initiatives include:

●	Efforts with Nasdaq as a third-party consultant to review our ESG strategy which included a materiality survey to determine areas of focus. We have completed all initial “roadmap” action items, and we have:

o	Strengthened and communicated our environmental, health, safety and security policy and objectives;

o	Added consistent standards and details to our Code of Ethics and Supplier Code of Conduct;

o	Implemented a supplier transparency program with components such as supplier scorecards and on-site auditing in some cases; and

o	Partnered with SEDEX, a leading data platform with over 74,000 members, to improve our sustainability performance and to ensure that we are ethically sourcing our goods and services.

●	Looking ahead, we have launched a three-year employee engagement program with Gallup to identify areas of opportunity and facilitate communication at all levels. We completed our first engagement survey in December 2022. Our employee engagement is more than a survey – it is a comprehensive program with tools and training to achieve our goals for supporting our employees, one of our most important resources. In addition, diversity has been a focus for employee recruiting and at the board level. We will publish further metrics in our mid-2023 sustainability reporting.

●	Lowering our carbon footprint and delivering bio-based renewable products has been at the core of our business since inception. We have completed our Scope 1 & 2 greenhouse gas emissions inventory and have third party verification for both 2021 and 2022 at all production facilities. This information combined with our key projects such as carbon capture and sequestration, improving energy efficiencies with cogeneration and equipment upgrades, and maximizing biogas utilization will lead us to set and achieve carbon reduction targets and help us do our part to meet sustainable development goals. We look forward to sharing our ESG progress mid-year.

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

Reconciliation of Adjusted EBITDA to Consolidated Net Income (Loss)

	Three Months Ended March 31,
(in thousands) (unaudited)	2023	2022
Net loss	$(13,166)	$(2,602)
Adjustments:
Interest expense	1,565	200
Interest income	(221)	(158)
Asset impairments	574	—
Acquisition-related expense	700	875
Depreciation and amortization expense	6,055	6,134
Total adjustments	8,673	7,051
Adjusted EBITDA	$(4,493)	$4,449

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that of our significant accounting policies, the following critical accounting policies and estimates are those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain: accounting for business combinations; revenue recognition; impairment of long-lived assets and held-for-sale classification; valuation allowance for deferred taxes and derivative instruments. Except as noted below, these significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended March 31,		Percentage
	2023	2022	Change
Renewable fuel production gallons sold (in millions)	37.1	49.2	(24.6)%
Specialty alcohol production gallons sold (in millions)	21.4	23.3	(8.2)%
Third party renewable fuel gallons sold (in millions)	33.9	30.7	10.4%
Total gallons sold (in millions)	92.4	103.2	(10.5)%

Total gallons produced (in millions)	60.6	74.3	(18.4)%

Production capacity utilization	70%	86%	(18.6)%

Average sales price per gallon	$2.43	$2.46	(1.2)%

Corn cost per bushel—CBOT equivalent	$6.61	$6.22	6.3%
Average basis(1)	0.46	0.64	(28.1)%
Delivered cost of corn	$7.07	$6.86	3.1%

Total essential ingredients tons sold (in thousands)	299.3	398.8	(24.9)%
Essential ingredients revenues as % of delivered cost of corn(2)	44.5%	36.4%	22.3%

Average CBOT ethanol price per gallon	$2.21	$2.16	2.3%
Average CBOT corn price per bushel	$6.54	$6.73	(2.8)%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.

(2)	Essential ingredients revenues as a percentage of delivered cost of corn shows our yield based on sales of essential ingredients, including wet distillers grains and corn oil, generated from alcohol we produced.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2023	2022	Dollars	Percent

Net sales	$313,891	$308,118	$5,773	1.9%
Cost of goods sold	317,055	303,345	13,710	4.5%
Gross profit (loss)	$(3,164)	$4,773	$(7,937)	NM*
Percentage of net sales	(1.0)%	1.5%

*	Not meaningful.

Net Sales

The increase in our consolidated net sales for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to an increase in total gallons sold on a gross basis, partially offset by a lower average sales price per gallon and lower volumes of essential ingredients sold. We marketed no third-party gallons on a net basis during the quarter as we ended our contractual relationship with the two fuel-grade ethanol plants for which we previously sold their production to focus on sales of our own fuel-grade ethanol production.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment increased by $16.3 million, or 14%, to $132.4 million for the three months ended March 31, 2023 as compared to $116.1 million for the same period in 2022. Our total volume of production gallons sold increased by 0.3 million gallons, or 1%, to 49.6 million gallons for the three months ended March 31, 2023 as compared to 49.3 million gallons for the same period in 2022. At the segment’s average sales price per gallon of $2.67 for the three months ended March 31, 2023, we generated $1.0 million in additional net sales from the 0.3 million additional gallons of alcohol sold in the three months ended March 31, 2023 as compared to the same period in 2022. The increase of $0.32, or 14%, in the segment’s average sales price per gallon in the three months ended March 31, 2023 as compared to the same period in 2022 improved our net sales from the segment by $15.3 million.

Net sales of essential ingredients from our Pekin Campus production segment increased $8.3 million, or 15%, to $63.6 million for the three months ended March 31, 2023 as compared to $55.3 million for the same period in 2022. Our total volume of essential ingredients sold declined by 15,000 tons, or 6%, to 227,000 tons for the three months ended March 31, 2023 from 242,000 tons for the same period in 2022. At the segment’s average sales price per ton of $280.44 for the three months ended March 31, 2023, we generated $4.3 million less in net sales from the 15,000 fewer tons of essential ingredients sold in the three months ended March 31, 2023 as compared to the same period in 2022. The increase of $52.10, or 23%, in the segment’s average sales price per ton for the three months ended March 31, 2023 as compared to the same period in 2022 increased our net sales from the segment by $12.6 million.

Marketing and Distribution Segment

Net sales of alcohol from our marketing and distribution segment, excluding intersegment sales, increased by $30.3 million, or 56%, to $84.5 million for the three months ended March 31, 2023 as compared to $54.2 million for the same period in 2022.

Our volume of third party alcohol sold reported gross by the segment increased by 14.0 million gallons, or 70%, to 33.9 million gallons for the three months ended March 31, 2023 as compared to 19.9 million gallons for the same period in 2022. At the segment’s average sales price per gallon of $2.49 for the three months ended March 31, 2023, we generated $34.9 million in additional net sales from the 14.0 million additional gallons of third-party alcohol sold gross in the three months ended March 31, 2023 as compared to the same period in 2022.

Our volume of alcohol sold reported net by the segment decreased by 10.8 million gallons, or 100%, to no gallons sold net for the three months ended March 31, 2023 as compared to 10.8 million gallons for the same period in 2022. This decline reduced net sales by $0.2 million.

The $0.22 per gallon, or 8%, decrease in the segment’s average sales price per gallon for the three months ended March 31, 2023 as compared to the same period in 2022 resulted in a $4.4 million decline in our net sales from third-party fuel-grade ethanol sold by the segment.

Other Production Segment

Net sales of alcohol from our other production segment decreased by $38.9 million, or 65%, to $20.9 million for the three months ended March 31, 2023 as compared to $59.8 million for the same period in 2022. Our total volume of alcohol sold declined by 15.3 million gallons, or 66%, to 7.9 million gallons for the three months ended March 31, 2023 as compared to 23.2 million gallons for the same period in 2022. At the segment’s average sales price per gallon of $2.64 for the three months ended March 31, 2023, we generated $40.2 million less in net sales from the 15.3 million fewer gallons of alcohol sold in the three months ended March 31, 2023 as compared to the same period in 2022. The increase of $0.06, or 2%, in the segment’s average sales price per gallon for the three months ended March 31, 2023 as compared to the same period in 2022 improved our net sales from the segment by $1.3 million.

Net sales of essential ingredients from our other production segment decreased by $10.5 million, or 56%, to $8.4 million for the three months ended March 31, 2023 as compared to $18.9 million for the same period in 2022. Our total volume of essential ingredients sold declined by 85,000 tons, or 54%, to 72,000 tons for the three months ended March 31, 2023 from 157,000 tons for the same period in 2022. At the segment’s average sales price per ton of $115.37 for the three months ended March 31, 2023, we generated $9.7 million less in net sales from the 85,000 fewer tons of essential ingredients sold in the three months ended March 31, 2023 as compared to the same period in 2022. The decrease of $5.48, or 5%, in our average sales price per ton for the three months ended March 31, 2023 as compared to the same period in 2022 decreased our net sales of essential ingredients from the segment by $0.8 million.

Corporate and other

Net sales of alcohol from corporate and other increased by $0.3 million, or 8%, to $4.1 million for the three months ended March 31, 2023 as compared to $3.8 million for the same period in 2022. These sales are from Eagle Alcohol’s business.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit (loss) declined to a gross loss of $3.2 million for the three months ended March 31, 2023 from gross profit of $4.8 million for the same period in 2022, representing a gross margin of negative 1.0% for the three months ended March 31, 2023 compared to a gross margin of 1.5% for the same period in 2022. Our consolidated gross profit (loss) declined due to lower commodity margins as a result of higher production input costs. In addition, our cost of goods sold includes $1.8 million in net losses recorded on our forward derivative positions.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit, net of intercompany activity, declined by $5.2 million to a loss of $1.6 million for the three months ended March 31, 2023 as compared to gross profit of $3.6 million for the same period in 2022. This decline in gross profit is primarily attributable to lower fuel-grade ethanol margins. In addition, although the segment achieved higher sales prices for our essential ingredients, the higher sales prices did not outweigh our higher production input costs, particularly corn prices, we experienced to produce the essential ingredients.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit (loss), net of intercompany activity, improved by $1.8 million to a gross profit of $1.4 million for the three months ended March 31, 2023 as compared to a gross loss of $0.4 million for the same period in 2022. Of this improvement, $1.2 million is attributable to higher margins from sales of third-party fuel-grade ethanol and $0.6 million is attributable to higher sales volumes for the three months ended March 31, 2023 as compared to the same period in 2022 as we met our customers’ needs through sales of third-party fuel grade ethanol while our Magic Valley facility was temporarily idled.

Other Production Segment

Our other production segment’s gross profit, net of intercompany activity, declined by $5.3 million to a gross loss of $4.6 million for the three months ended March 31, 2023 as compared to a gross profit of $0.7 million for the same period in 2022. Of this decline, $14.2 million is attributable to lower fuel-grade ethanol margins, partially offset by $8.9 million in reduced gross losses from fewer volumes sold at negative margins as a result of the temporary shutdown of our Magic Valley plant.

Corporate and other

Gross profit from corporate and other improved by $0.8 million to a gross profit of $1.7 million for the three months ended March 31, 2023 as compared to $0.9 million for the same period in 2022, all of which were from Eagle Alcohol’s business.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2023	2022	Dollars	Percent
Selling, general and administrative expenses	$7,882	$7,629	$253	3.3%
Percentage of net sales	2.5%	2.5%

Our SG&A expenses increased for the three months ended March 31, 2023 as compared to the same period in 2022. The $0.3 million period over period increase in SG&A expenses is primarily due to increased professional fees to support our assessments of future plant improvement projects and other strategic initiatives.

Interest Expense, net

The following table presents our interest expense, net, in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2023	2022	Dollars	Percent
Interest expense, net	$1,565	$200	$1,365	682.5%
Percentage of net sales	0.5%	0.1%

Our interest expense, net, increased for the three months ended March 31, 2023 as compared to the same period in 2022. The $1.4 million period over period increase in interest expense, net, is primarily due to increased borrowings under our Orion term loan, the proceeds of which we are using to accelerate and expand our plant improvement projects and other strategic initiatives.

Net Loss Available to Common Stockholders

The following table presents our net loss available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2023	2022	Dollars	Percent
Net loss available to Common Stockholders	$(13,478)	$(2,914)	$10,564	362.5%
Percentage of net sales	(4.3)%	(0.9)%

The increase in net loss available to common stockholders is primarily due to lower margins resulting from higher commodity prices for the three months ended March 31, 2023 as compared to the same period in 2022. Interest expense was also higher for the first quarter of 2023 compared to the same period in 2022 due to higher debt balances from our term loan to support our capital improvement projects.

Liquidity and Capital Resources

During the three months ended March 31, 2023, we funded our operations primarily from proceeds from our line of credit and cash on hand. In addition to funding our operations, our capital resources were used to advance our capital improvement projects and make an annual payment for our acquisition of Eagle Alcohol. As of March 31, 2023, we had $26.4 million in cash, cash equivalents and restricted cash, $41.6 million available for borrowing under Kinergy’s operating line of credit and $40 million available for borrowing under our Orion term loan. We believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs for the next twelve months from the date of this report.

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

	March 31, 2023	December 31, 2022	Change
Cash, cash equivalents and restricted cash	$26,436	$49,525	(46.6)%
Current assets	$171,604	$199,121	(13.8)%
Property and equipment, net	$244,172	$239,069	2.1%
Current liabilities	$53,846	$78,017	(31.0)%
Long-term debt	$83,739	$68,356	22.5%
Working capital	$117,758	$121,104	(2.8)%
Working capital ratio	3.19	2.55	25.1%

Changes in Working Capital and Cash Flows

Working capital declined to $117.8 million at March 31, 2023 from $121.1 million at December 31, 2022 as a result of a decrease of $27.5 million in current assets, partially offset by a decrease of $24.2 million in current liabilities.

Current assets declined primarily due to a decrease in cash and restricted cash as we used significant cash on hand for our operating activities and also used cash on hand to advance our capital improvement projects.

Our current liabilities decreased primarily due to lower accrued liabilities as a result of our payment of accrued contingent consideration for our acquisition of Eagle Alcohol, lower utility accruals in the current period and a decline in the value of derivative instruments due to the end of period change in commodity prices for open contracts.

Our cash, cash equivalents and restricted cash declined by $23.0 million primarily due to $23.3 million in cash used in our operating activities and $13.1 million in cash used in our investing activities, partially offset by $13.4 million in cash provided by our financing activities.

Cash used in our Operating Activities

We used $23.3 million in cash for our operating activities during the three months ended March 31, 2023 as compared to $11.1 million in cash provided by our operations for the same period in 2022. Specific factors that contributed to the change in cash from our operating activities include:

●	an increase of $10.6 million in our net loss due to lower margins primarily caused by higher commodity prices;

●	an increase of $14.4 million related to payments of accounts payable and accrued liabilities due to their timing;

●	a decrease of $10.1 million related to other assets primarily related to lower hedging activities during the quarter; and

●	an increase of $9.6 million related to higher accounts receivable balances due to the timing of collections.

These amounts were partially offset by:

●	an increase of $7.1 million related to volatility from our derivative instruments; and

●	a decrease of $2.3 million related to higher inventories due to increased commodity prices.

Cash used in our Investing Activities

We used $9.6 million of cash during the quarter to fund additions to property and equipment and $3.5 million of cash to make contingent purchase price payments for our acquisition of Eagle Alcohol.

Cash provided by our Financing Activities

Cash provided by our financing activities was $13.4 million for the three months ended March 31, 2023, which reflects net proceeds of $15.4 million from Kinergy’s operating line of credit, partially offset by $1.7 million of stock repurchases and $0.3 million paid in preferred dividends.

Kinergy’s Operating Line of Credit

Kinergy maintains an operating line of credit for an aggregate amount of up to $100.0 million. The credit facility matures on November 7, 2027. Interest accrues under the credit facility at a rate equal to (a) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin ranging from 1.25% to 1.75%. The credit facility’s monthly unused line fee is 0.25% to 0.375% of the amount by which the maximum credit under the facility exceeds the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to Alto Ingredients, Inc. as reimbursement for management and other services provided by Alto Ingredients, Inc. to Kinergy are limited under the terms of the credit facility to $1.5 million per fiscal quarter. The credit facility also includes the accounts receivable of our indirect wholly-owned subsidiary, Alto Nutrients, LLC, or Alto Nutrients, as additional collateral. Payments that may be made by Alto Nutrients to Alto Ingredients, Inc. as reimbursement for management and other services provided by Alto Ingredients, Inc. to Alto Nutrients are limited under the terms of the credit facility to $0.5 million per fiscal quarter. Alto Nutrients markets our essential ingredients and also provides raw material procurement services to our subsidiaries. In addition, the amount of cash distributions that Kinergy or Alto Nutrients may make to us is also limited to up to 75% of excess cash flow.

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

We believe Kinergy and Alto Nutrients are in compliance with the fixed-charge coverage ratio covenant as of the filing of this report. The following table sets forth the fixed-charge coverage ratio financial covenant and the actual results for the periods presented:

	Three Months Ended March 31,		Years Ended December 31,
	2023	2022	2022	2021

Fixed-Charge Coverage Ratio Requirement	1.10	2.00	1.10	2.00
Actual	3.89	10.18	3.54	13.32
Excess	2.79	8.18	2.44	11.32

Alto Ingredients, Inc. has guaranteed all of Kinergy’s obligations under the credit facility. As of March 31, 2023, Kinergy had an outstanding balance of $33.4 million and $41.6 million of unused borrowing availability under the credit facility.

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

The Lenders agreed to advance up to $100,000,000, with up to an additional $25,000,000 upon the satisfaction of certain conditions. We committed to issue to the Lenders pro rata an aggregate of 1,282,051 shares of our common stock at the initial funding and up to an additional 320,513 shares of our common stock based upon certain further fundings under the credit facility. On November 23, 2022, we received our initial funding of $60,000,000 under the credit facility and issued an aggregate of 1,282,051 shares of our common stock to the Lenders. We received no separate consideration for the shares of common stock issued.

Interest accrues on the unpaid principal amount of the Term Loan at a fixed rate of 10% per annum. The Term Loan matures on November 7, 2028, or earlier upon acceleration.

We must prepay amounts outstanding under the Term Loan on a semi-annual basis beginning with the six-month period ending December 31, 2023 in an amount equal to a percentage of our excess cash flow based on a specified leverage ratio, as follows: (a) if our leverage ratio is greater than or equal to 3.0x, then the mandatory prepayment amount will equal 100% of our excess cash flow, (b) if our leverage ratio is less than 3.0x and greater than or equal to 1.5x, then the mandatory prepayment amount will equal 50% of our excess cash flow, and (c) if our leverage ratio is less than 1.5x, then the mandatory prepayment amount will equal 25% of our excess cash flow.

As of March 31, 2023, the amount outstanding under the Term Loan was $60,000,000.

Share Repurchase Program

For the three months ended March 31, 2023, we repurchased 860,000 shares of our common stock as part of our publicly announced share repurchase program at an average price per share of $1.96 for an aggregate expenditure of $1.7 million during the period. See “Unregistered Sales of Equity Securities and Use of Proceeds – Purchases of Equity Securities by the Issuer and Affiliated Purchasers.”

Other Cash Obligations

As of March 31, 2023, we had future commitments for certain capital projects totaling $21.7 million. These commitments are scheduled to be satisfied through 2024.

In connection with our acquisition of Eagle Alcohol, we committed to contingent payments of up to $5.5 million in cash over the next two years if certain targets are met.

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

We satisfy our physical corn needs, the principal raw material used to produce alcohol and essential ingredients, based on purchases from our corn vendors. Generally, we determine the purchase price of our corn at or near the time we begin to grind. Additionally, we also enter into volume contracts with our vendors to fix the purchase price. As such, we are also subject to market risk with respect to the price of corn. The price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade, and global supply and demand. Under the fixed price arrangements, we assume the risk of a decrease in the market price of corn between the time the price is fixed and the time the corn is utilized.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized net losses of $1.8 million and net gains of $5.3 million related to the changes in the fair values of these contracts for the three months ended March 31, 2023 and 2022, respectively.

We prepared a sensitivity analysis as of March 31, 2023 to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The analysis uses average CBOT prices for the year and does not factor in future contracted volumes. The results of this analysis for the three months ended March 31, 2023, which may differ materially from actual results, are as follows (in millions):

Commodity	Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	92.4	Gallons	$(12.7)
Corn	20.9	Bushels	$(13.7)

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2023 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

We have incurred significant losses and negative operating cash flow in the past. For example, for the three months ended March 31, 2023, three months ended March 31, 2022, three months and year ended December 31, 2022 and for the year ended December 31, 2020, we incurred consolidated net losses of approximately $13.2 million, $2.6 million, $33.1 million, $41.6 million and $17.3 million, respectively. For the three months ended March 31, 2023, we experienced negative operating cash flow of approximately $23.3 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information about repurchases of our common stock for the three months ended March 31, 2023:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly- announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under plans or programs (2)(3)
January 1 to January 31, 2023	—	$—	—
February 1 to February 28, 2023	—	$—	—
March 1 to March 31, 2023	860,000	$1.96	860,000
Three months ended March 31, 2023	860,000	$1.96	860,000	$46,993,000

(1)	We repurchased 860,000 shares as part of our publicly announced share repurchase program during the three months ended March 31, 2023 and received no shares transferred from employees in satisfaction of minimum statutory tax withholding obligations upon the vesting of restricted stock during the period.

(2)	On September 12, 2022, we announced a share repurchase program under which we may repurchase up to $50 million of our common stock with an initial purchase authorization of $10 million. Our lenders have further limited our purchase authorization to $5 million. Amounts in excess of our lenders’ initial purchase authorization of $5 million will require additional lender consent and amounts in excess of the initial purchase authorization of $10 million will require additional board and preferred stockholder authorization. The share repurchase program does not have an expiration date, does not require the repurchase of any particular amount of shares, and may be implemented, modified, suspended or discontinued in whole or in part at any time and without further notice.

(3)	Amount represents the share repurchase program size of $50 million less approximately $3.0 million in aggregate share repurchases, but is subject to authorizations for purchases in excess of our lenders’ purchase authorization of $5 million and our board and preferred stockholders’ initial purchase authorization of $10 million.

Dividends

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of specified financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends.

For the three months ended March 31, 2023 and 2022, we accrued and paid in cash an aggregate of $0.3 million in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock.

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

ALTO INGREDIENTS, INC.

Dated: May 9, 2023	By:	/s/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)