Form 10-Q
period 2023-06-30
Alto Ingredients, Inc.
filed 2023-08-08
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, there were 75,911,374 shares of Alto Ingredients, Inc. common stock, $0.001 par value per share, and 896 shares of Alto Ingredients, Inc. non-voting common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2023	2022
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$22,739	$36,456
Restricted cash	2,351	13,069
Accounts receivable, net (net of allowance for credit losses of $59 and $105, respectively)	63,367	68,655
Inventories	71,115	66,628
Derivative instruments	14,038	4,973
Other current assets	5,919	9,340
Total current assets	179,529	199,121

Property and equipment, net	246,693	239,069

Other Assets:
Right of use operating lease assets, net	24,433	18,937
Intangible assets, net	8,792	9,087
Goodwill	5,970	5,970
Other assets	5,993	6,137
Total other assets	45,188	40,131

Total Assets	$471,410	$478,321

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2022.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	June 30,	December 31,
	2023	2022
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,933	$28,115
Accrued liabilities	15,328	26,556
Current portion – operating leases	3,914	3,849
Derivative instruments	8,396	6,732
Other current liabilities	5,115	12,765
Total current liabilities	58,686	78,017

Long-term debt, net	82,082	68,356
Operating leases, net of current portion	21,058	15,062
Other liabilities	8,791	8,797
Total Liabilities	170,617	170,232
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of June 30, 2023 and December 31, 2022; liquidation preference of $18,075 as of June 30, 2023	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 75,923 and 75,154 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	76	75
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,039,735	1,040,834
Accumulated other comprehensive income	1,822	1,822
Accumulated deficit	(740,841)	(734,643)
Total Stockholders’ Equity	300,793	308,089
Total Liabilities and Stockholders’ Equity	$471,410	$478,321

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2022.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net sales	$317,297	$362,189	$631,188	$670,307
Cost of goods sold	300,116	353,345	617,171	656,690
Gross profit	17,181	8,844	14,017	13,617
Selling, general and administrative expenses	7,911	8,996	15,793	16,625
Asset impairments	—	—	574	—
Income (loss) from operations	9,270	(152)	(2,350)	(3,008)
Interest expense, net	(1,734)	(319)	(3,299)	(519)
Income from cash grant	—	22,652	—	22,652
Other income (expense), net	59	(66)	78	388
Income (loss) before provision for income taxes	7,595	22,115	(5,571)	19,513
Provision for income taxes	—	—	—	—
Net income (loss)	$7,595	$22,115	$(5,571)	$19,513
Preferred stock dividends	$(315)	$(315)	$(627)	$(627)
Income allocated to participating securities	(96)	(284)	—	(251)
Net income (loss) available to common stockholders	$7,184	$21,516	$(6,198)	$18,635
Net income (loss) per share, basic	$0.10	$0.29	$(0.08)	$0.26
Net income (loss) per share, diluted	$0.10	$0.29	$(0.08)	$0.26
Weighted-average shares outstanding, basic	73,394	72,936	73,603	71,690
Weighted-average shares outstanding, diluted	74,103	73,123	73,603	71,958

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net income (loss)	$(5,571)	$19,513
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of intangibles	11,735	12,862
Gains on derivative instruments	(5,174)	(21,936)
Inventory valuation	—	3,010
Asset impairments	574	—
Non-cash compensation	1,711	1,779
Amortization of deferred financing fees	494	37
Amortization of debt discount	397	—
Bad debt (recovery) expense	(46)	66
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	5,334	(393)
Inventories	(4,487)	(14,729)
Other assets	3,565	3,210
Operating leases	(2,566)	(2,528)
Accounts payable and accrued expenses	(18,870)	19,804
Net cash (used in) provided by operating activities	(12,904)	20,695

Investing Activities:
Additions to property and equipment	(17,968)	(9,762)
Proceeds from principal payments on notes receivable	—	14,766
Deferred purchase price payments for Eagle Alcohol	(3,500)	—
Purchase of Eagle Alcohol, net of cash acquired	—	(14,655)
Net cash used in investing activities	(21,468)	(9,651)

Financing Activities:
Net proceeds from Kinergy’s line of credit	13,247	2,195
Stock repurchases	(2,683)	—
Preferred stock dividends paid	(627)	(627)
Net cash provided by financing activities	9,937	1,568
Net change in cash, cash equivalents and restricted cash	(24,435)	12,612
Cash, cash equivalents and restricted cash at beginning of period	49,525	62,125
Cash, cash equivalents and restricted cash at end of period	$25,090	$74,737

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$22,739	$57,376
Restricted cash	2,351	17,361
Total cash, cash equivalents and restricted cash	$25,090	$74,737
Supplemental Information:
Interest paid	$3,964	$456
Capitalized interest	$1,615	$87

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances, January 1, 2023	927	$1	75,154	$75	$1,040,834	$(734,643)	$1,822	$308,089
Stock-based compensation	—	—	—	—	752	—	—	752
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	1,893	2	(8)	—	—	(6)
Stock repurchases	—	—	(860)	(1)	(1,681)	—	—	(1,682)
Preferred stock dividends	—	—	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	—	(13,166)	—	(13,166)
Balances, March 31, 2023	927	$1	76,187	$76	$1,039,897	$(748,121)	$1,822	$293,675
Stock-based compensation	—	—	—	—	959	—	—	959
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	125	—	(120)	—	—	(120)
Stock repurchases	—	—	(389)	—	(1,001)	—	—	(1,001)
Preferred stock dividends	—	—	—	—	—	(315)	—	(315)
Net income	—	—	—	—	—	7,595	—	7,595
Balances, June 30, 2023	927	$1	75,923	$76	$1,039,735	$(740,841)	$1,822	$300,793
Balances, January 1, 2022	927	$1	72,778	$73	$1,037,205	$(691,781)	$(284)	$345,214
Stock-based compensation	—	—	—	—	673	—	—	673
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	684	—	(9)	—	—	(9)
Shares issued for Eagle Alcohol acquisition	—	—	949	1	—	—	—	1
Preferred stock dividends	—	—	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	—	(2,602)	—	(2,602)
Balances, March 31, 2022	927	$1	74,411	$74	$1,037,869	$(694,695)	$(284)	$342,965
Stock-based compensation	—	—	—	—	1,106	—	—	1,106
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(223)	—	(2,283)	—	—	(2,283)
Preferred stock dividends	—	—	—	—	—	(315)	—	(315)
Net income	—	—	—	—	—	22,115	—	22,115
Balances, June 30, 2022	927	$1	74,188	$74	$1,036,692	$(672,895)	$(284)	$363,588

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

The Company has a combined alcohol production capacity of 350 million gallons per year and produced in 2022 over 1.6 million tons of essential ingredients, such as dried yeast, corn protein meal, corn protein feed, corn germ, and distillers grains and liquid feed used in commercial animal feed and pet foods. In addition, the Company markets and distributes fuel-grade ethanol produced by third parties.

The Company focuses on four key markets: Health, Home & Beauty; Food & Beverage; Essential Ingredients; and Renewable Fuels. Products for the Health, Home & Beauty market include specialty alcohols used in mouthwash, cosmetics, pharmaceuticals, hand sanitizers, disinfectants and cleaners. Products for the Food & Beverage markets include grain neutral spirits used in alcoholic beverages and vinegar as well as corn germ used for corn oils. Products for Essential Ingredients markets include dried yeast, corn protein meal, corn protein feed, corn germ, and distillers grains and liquid feed used in commercial animal feed and pet foods. Products for the Renewable Fuels markets include fuel-grade ethanol and distillers corn oil used as a feedstock for renewable diesel and biodiesel fuels.

As of June 30, 2023, all of the Company’s production facilities were operating, however, from January 2023 to April 2023, its Magic Valley plant in Idaho was temporarily hot-idled due to extreme natural gas prices, other unfavorable market conditions and to facilitate the installation of its new high protein systems at the plant. The Company restarted the facility in April 2023. As market conditions change, the Company may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

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

Accounts Receivable and Allowance for Credit Losses – Trade accounts receivable are presented at original invoice amount, net of the allowance for credit losses. The Company sells specialty alcohols to large consumer product companies, sells fuel-grade ethanol to gasoline refining and distribution companies, sells essential ingredients to animal feed customers, including distillers grains and other feed products to dairy operators and animal feedlots and corn oil to poultry and biodiesel customers, in each case generally without requiring collateral.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. The Company regularly reviews accounts receivable and based on assessments of current customer creditworthiness, estimates the portion, if any, of the customer balance that will not be collected.

Of the accounts receivable balance, approximately $52,732,000 and $55,667,000 at June 30, 2023 and December 31, 2022, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for credit losses was $59,000 and $105,000 as of June 30, 2023 and December 31, 2022, respectively. The Company recorded a bad debt recovery of $7,000 and bad debt expense of $35,000 for the three months ended June 30, 2023 and 2022, respectively. The Company recorded a bad debt recovery of $46,000 and bad debt expense $66,000 for the six months ended June 30, 2023 and 2022, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Share Repurchase Program – On September 12, 2022, the Company announced a share repurchase program under which it may repurchase up to $50 million of its common stock with an initial purchase authorization of $10 million. The Company’s lender has further limited the Company’s purchase authorization to $5 million. Amounts in excess of the purchase authorization of $5 million will require additional lender consent and amounts in excess of the initial purchase authorization of $10 million will require additional board and preferred stockholder authorization. The share repurchase program does not have an expiration date, does not require the repurchase of any particular amount of shares, and may be implemented, modified, suspended or discontinued in whole or in part at any time and without further notice. As repurchases are made, the Company will retire the shares, resulting in a reduction of issued and outstanding shares. For the three and six months ended June 30, 2023, the Company repurchased an aggregate of 389,000 shares and 1,249,000 shares for $1,001,000 and $2,683,000 in cash, respectively. As of June 30, 2023, total repurchases under the program since its inception equaled 1,600,000 shares for $4,008,000 in cash.

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

Income from Cash Grant – In 2022, the Company applied for and received $22,652,000 in cash from the USDA’s Biofuel Producer Program. The program was created as part of the CARES Act in 2020, which allocated $700,000,000 to support biofuel producers who experienced market losses due to the pandemic. The cash grant is not required to be repaid. Since these funds are provided to subsidize historical losses of the Company, and are not required to be repaid, the Company accounted for the proceeds by analogy to International Accounting Standards 20 Accounting for Government Grants and Disclosure of Government Assistance, and reported the amount as income from cash grant in the accompanying consolidated statements of operations.

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

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Sales
Pekin Campus, recorded as gross:
Alcohol sales	$127,694	$143,768	$260,075	$259,818
Essential ingredient sales	53,954	59,853	117,585	115,133
Intersegment sales	444	269	757	525
Total Pekin Campus sales	182,092	203,890	378,417	375,476

Marketing and distribution:
Alcohol sales, gross	$72,589	$63,558	$156,936	$117,484
Alcohol sales, net	104	317	218	668
Intersegment sales	2,499	3,242	5,342	6,239
Total marketing and distribution sales	75,192	67,117	162,496	124,391

Other production, recorded as gross:
Alcohol sales	$44,384	$67,184	$65,316	$126,991
Essential ingredient sales	14,421	23,372	22,773	42,309
Intersegment sales	62	—	62	12
Total Other production sales	58,867	90,556	88,151	169,312

Corporate and other	4,151	4,137	8,285	7,904
Intersegment eliminations	(3,005)	(3,511)	(6,161)	(6,776)
Net sales as reported	$317,297	$362,189	$631,188	$670,307

Cost of goods sold:
Pekin Campus	$168,419	$195,691	$366,596	$364,573
Marketing and distribution	71,746	63,796	154,871	118,510
Other production	57,834	91,606	91,815	169,851
Corporate and other	3,414	3,197	5,786	6,070
Intersegment eliminations	(1,297)	(945)	(1,897)	(2,314)
Cost of goods sold as reported	$300,116	$353,345	$617,171	$656,690

Gross profit:
Pekin Campus	$13,673	$8,199	$11,821	$10,903
Marketing and distribution	3,446	3,321	7,625	5,881
Other production	1,033	(1,050)	(3,664)	(539)
Corporate and other	737	940	2,499	1,834
Intersegment eliminations	(1,708)	(2,566)	(4,264)	(4,462)
Gross profit as reported	$17,181	$8,844	$14,017	$13,617

Income (loss) before provision for income taxes:
Pekin Campus	$10,790	$16,331	$5,672	$16,413
Marketing and distribution	1,607	1,036	3,618	1,824
Other production	(783)	7,570	(6,484)	6,361
Corporate and other	(4,019)	(2,822)	(8,377)	(5,085)
	$7,595	$22,115	$(5,571)	$19,513
Depreciation and amortization of intangibles:
Pekin Campus	$4,998	$5,084	$9,816	$9,621
Other production	455	1,458	1,464	2,822
Corporate and other	228	186	455	419
	$5,681	$6,728	$11,735	$12,862
Interest expense, net of capitalized interest:
Pekin Campus	$(151)	$(3)	$(635)	$(33)
Marketing and distribution	109	336	604	573
Other production	(151)	(39)	(508)	(54)
Corporate and other	1,927	25	3,838	33
	$1,734	$319	$3,299	$519

The following table sets forth the Company’s total assets by operating segment (in thousands):

	June 30, 2023	December 31, 2022
Total assets:
Pekin Campus	$253,220	$257,089
Marketing and distribution	122,368	114,755
Other production	54,326	51,886
Corporate and other	41,496	54,591
	$471,410	$478,321

3. INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, essential ingredients and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a valuation adjustment of $0 and $4,612,000 as of June 30, 2023 and December 31, 2022, respectively. Inventory balances consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Finished goods	$45,089	$47,736
Work in progress	7,185	6,396
Raw materials	17,415	11,197
Other	1,426	1,299
Total	$71,115	$66,628

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months to protect gross profit margins from potentially adverse effects of market and price volatility on alcohol sales and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price. In addition, the Company hedges anticipated sales of alcohol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and six months ended June 30, 2023 and 2022, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and alcohols by entering into exchange-traded futures contracts or options for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net gains of $6,951,000 and $16,619,000 as the change in the fair value of these contracts for the three months ended June 30, 2023 and 2022, respectively. The Company recognized net gains of $5,174,000 and $21,936,000 as the change in the fair value of these contracts for the six months ended June 30, 2023 and 2022, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of June 30, 2023
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$2,351
Commodity contracts	Derivative instruments	$14,038	Derivative instruments	$8,396

	As of December 31, 2022
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$13,069
Commodity contracts	Derivative instruments	$4,973	Derivative instruments	$6,732

The above amounts represent the gross balances of the contracts; however, the Company does have a right of offset with each of its derivative brokers, but the Company’s intent is to close out positions individually, therefore, the positions are reported at gross.

The classification and amounts of the Company’s recognized gains for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains
		For the Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2023	2022

Commodity contracts	Cost of goods sold	$5,477	$13,913
		$5,477	$13,913

		Realized (Losses) Gains
		For the Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2023	2022

Commodity contracts	Cost of goods sold	$(2,226)	$29,476
		$(2,226)	$29,476

		Unrealized Gains
		For the Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2023	2022

Commodity contracts	Cost of goods sold	$1,474	$2,706
		$1,474	$2,706

		Unrealized Gains (Losses)
		For the Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2023	2022

Commodity contracts	Cost of goods sold	$7,400	$(7,540)
		$7,400	$(7,540)

5. DEBT.

Long-term borrowings are summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Kinergy line of credit	$31,323	$18,076
Orion term loan	60,000	60,000
	91,323	78,076
Less unamortized debt discount	(4,297)	(4,686)
Less unamortized debt financing costs	(4,944)	(5,034)
Less current portion	—	—
Long-term debt	$82,082	$68,356

Excess Availability – As of June 30, 2023, the Company had $49.4 million in unused borrowing availability under the Kinergy line of credit and $40.0 million available under the Orion term loan. The Company also has an option to expand the Orion term loan by up to $25.0 million upon the satisfaction of certain conditions.

6. COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At June 30, 2023, the Company had entered into sales contracts with its major customers to sell certain quantities of alcohol and essential ingredients. The Company had open alcohol indexed-price contracts for 78,432,000 gallons as of June 30, 2023 and open fixed-price alcohol sales contracts totaling $73,909,000 as of June 30, 2023. The Company had open fixed-price sales contracts for essential ingredients totaling $12,075,000 and open indexed-price sales contracts of essential ingredients for 113,000 tons as of June 30, 2023. These sales contracts are scheduled to be completed throughout 2023.

Purchase Commitments – At June 30, 2023, the Company had indexed-price purchase contracts to purchase 18,593,000 gallons of alcohol and fixed-price purchase contracts to purchase $2,461,000 of alcohol from its suppliers. The Company had fixed-price purchase contracts to purchase $43,984,000 of corn from its suppliers as of June 30, 2023. The Company had indexed-price purchase contracts for natural gas totaling 448,500 MMBTU as of June 30, 2023. The Company also had future commitments for certain capital projects totaling $17,419,000. These purchase commitments are scheduled to be satisfied throughout 2023 and 2024.

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

For the three months ended June 30, 2023, the Retirement Plan’s net periodic expense was $39,000, comprised of $225,000 in interest cost and $62,000 in service cost, partially offset by $248,000 of expected return on plan assets. For the three months ended June 30, 2022, the Retirement Plan’s net periodic benefit was $8,000, comprised of $273,000 of expected return on plan assets, partially offset by $164,000 in interest cost and $101,000 in service cost. For the six months ended June 30, 2023, the Retirement Plan’s net periodic expense was $78,000, comprised of $450,000 in interest cost and $124,000 in service cost, partially offset by $496,000 of expected return on plan assets. For the six months ended June 30, 2022, the Retirement Plan’s net periodic benefit was $16,000, comprised of $546,000 of expected return on plan assets, partially offset by $328,000 in interest cost and $202,000 in service cost.

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

For the three months ended June 30, 2023, the Postretirement Plan’s net periodic expense was $36,000, comprised of $46,000 of interest cost and $3,000 of service cost, partially offset by $13,000 in amortization of gains. For the three months ended June 30, 2022, the Postretirement Plan’s net periodic expense was $32,000, comprised of $6,000 of interest cost and $26,000 of service cost.

For the six months ended June 30, 2023, the Postretirement Plan’s net periodic expense was $72,000, comprised of $92,000 of interest cost and $6,000 of service cost, partially offset by $26,000 in amortization of gains. For the six months ended June 30, 2022, the Postretirement Plan’s net periodic expense was $64,000, comprised of $12,000 of interest cost and $52,000 of service cost.

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

The following table summarizes recurring and nonrecurring fair value measurements by level at June 30, 2023 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$14,038	$14,038	$—	$—

Liabilities:
Derivative financial instruments	$(8,396)	$(8,396)	$—	$—

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2022 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$4,973	$4,973	$—	$—
Defined benefit plan assets(1) (pooled separate accounts):
Large U.S. Equity(2)	4,586	—	4,586	—	28%
Small/Mid U.S. Equity(3)	2,986	—	2,986	—	18%
International Equity(4)	2,406	—	2,406	—	14%
Fixed Income(5)	6,710	—	6,710	—	40%
	$21,661	$4,973	$16,688	$—

Liabilities:
Derivative financial instruments	$6,732	$6,732	$—	$—

(1)	Included in other assets in the consolidated balance sheets.

(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

9. EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30, 2023
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$7,595
Less: Preferred stock dividends	(315)
Less: Income allocated to participating securities	(96)
Basic income per share:
Income available to common stockholders	$7,184	73,394	$0.10
Add: Dilutive instruments	—	709
Diluted income per share:
Income available to common stockholders	$7,184	74,103	$0.10

	Three Months Ended June 30, 2022
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$22,115
Less: Preferred stock dividends	(315)
Less: Income allocated to participating securities	(284)
Basic income per share:
Income available to common stockholders	$21,516	72,936	$0.29
Add: Dilutive instruments	—	187
Diluted income per share:
Income available to common stockholders	$21,516	73,123	$0.29

	Six Months Ended June 30, 2023
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(5,571)
Less: Preferred stock dividends	(627)
Basic and diluted loss per share:
Loss available to common stockholders	$(6,198)	73,603	$(0.08)

	Six Months Ended June 30, 2022
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$19,513
Less: Preferred stock dividends	(627)
Less: Income allocated to participating securities	(251)
Basic income per share:
Income available to common stockholders	$18,635	71,690	$0.26
Add: Dilutive instruments	—	268
Diluted income per share:
Income available to common stockholders	$18,635	71,958	$0.26

There were an additional aggregate potentially dilutive weighted-average shares of 981,000 from convertible securities outstanding for the three and six months ended June 30, 2023. There were an additional aggregate potentially dilutive weighted-average shares of 964,000 from convertible securities outstanding for the three and six months ended June 30, 2022. These securities were not considered in calculating diluted net income (loss) per share for the three and six months ended June 30, 2023 and 2022, as their effect would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including:

●	fluctuations in the market prices of alcohols and essential ingredients;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	our ability to fund, and the costs, timing and effects of our plant improvement and other capital projects;

●	the projected growth or contraction in the alcohols and essential ingredients markets in which we operate;

●	our strategies for expanding, maintaining or contracting our presence in these markets;

●	anticipated trends in our financial condition and results of operations; and

●	our ability to distinguish ourselves from our current and future competitors.

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

Production Segments

We produce specialty alcohols, fuel-grade ethanol and essential ingredients, focusing on four key markets: Health, Home & Beauty; Food & Beverage; Essential Ingredients; and Renewable Fuels. Products for the Health, Home & Beauty markets include specialty alcohols used in mouthwash, cosmetics, pharmaceuticals, hand sanitizers, disinfectants and cleaners. Products for the Food & Beverage markets include grain neutral spirits, or GNS, used in alcoholic beverages and vinegar as well as corn germ used for corn oils. Products for Essential Ingredients markets include dried yeast, corn protein meal, corn protein feed, corn germ, and distillers grains and liquid feed used in commercial animal feed and pet foods. We also sell yeast for human consumption. Our products for the Renewable Fuels markets include fuel-grade ethanol and distillers corn oil used as a feedstock for renewable diesel and biodiesel fuels.

We produce our alcohols and essential ingredients at our production facilities described below. Our production facilities located in Illinois are in the heart of the Corn Belt, benefit from relatively low-cost and abundant feedstock and enjoy logistical advantages that enable us to provide our products to both domestic and international markets via truck, rail or barge. Our production facilities located in Oregon and Idaho are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages.

Our production facilities were operating for all of the first quarter except our Magic Valley plant in Idaho, which we temporarily hot-idled in January 2023 due to extreme natural gas prices, other unfavorable market conditions and to facilitate the installation of our new high protein systems at the plant. The facility was restarted in April 2023. All of our production facilities are currently operating. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

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

Current Initiatives and Outlook

Crush margins, particularly for fuel-grade ethanol, continued to improve during the second quarter. We also benefitted from favorable economics from our specialty alcohol and essential ingredients products, enabling us to generate net income and cash flow from operations, and to report positive Adjusted EBITDA of nearly $16 million.

We increased our production capacity utilization sequentially to 81% in the second quarter as compared to 70% in the first quarter and expect to further increase utilization based on two primary factors: first, when our corn oil extraction and high protein systems at our Magic Valley plant are fully aligned, we expect to achieve optimal capacity at the facility; and second, the state of Washington recently approved a new low-carbon fuel standard that justifies shipping fuel-grade ethanol from our Columbia plant, thereby opening a new low-carbon fuel market for the facility.

Given our positive crush margins for the month of July, we locked in positive spreads for a portion of our production. As a result of these favorable spreads and a positive forward crush margin curve, we expect positive Adjusted EBITDA for the third quarter.

We continue to make significant capital expenditures to support our business transformation, diversify our revenue streams and reduce our exposure to often volatile commodity markets. Since late 2019, we have focused on modifying our operations to pursue low-cost, high-value initiatives to expand margins and increase profitability. In 2020, when demand for pharmaceutical grade alcohol rose sharply due to the pandemic, we were prepared to serve the market as a long-standing producer of high-quality alcohols. We successfully increased our market share and improved our top- and bottom-line financial results. Since then, we have made considerable progress on our business strategy, strengthening our balance sheet and liquidity as well as accelerating investment in longer-term projects. We are successfully executing our plan to transform Alto Ingredients and to achieve our long-term EBITDA targets. For the second quarter, capital expenditures totaled $8 million, bringing our investments in capital projects to $18 million for the first half of 2023.

Our near-term focus has been to increase production of high-quality products, including grain neutral spirits, or GNS, corn oil and high protein products. We have also focused on developing and executing strategies to improve plant efficiency and reliability by adding corn storage and other upgrades. We are now preparing to install a natural gas pipeline at our Pekin Campus, convert our biogas waste to renewable natural gas, produce primary yeast, expand our cogeneration capabilities and, most importantly, launch carbon capture and sequestration, or CCS.

Each of our projects has a different timeline yet we remain focused on capital efficiency. For our near-term endeavors, we are using our working capital resources, cash generated from our operations and excess availability under our credit facilities. For our longer-term projects, we continue to hold productive discussions with strategic partners to fulfill our capital needs as appropriate.

We now produce, at our Pekin Campus wet mill, the highest quality 192 proof and ultra-low moisture 200 proof GNS products on the market. We are working to obtain qualifications that will position us to contract for additional high value GNS sales to new and existing beverage customers during the annual contracting period for 2024. We will also continue to supply GNS, especially our unique highly differentiated ultra-low moisture 200 proof product, on a spot sale basis for the remainder of 2023.

At our Magic Valley plant, we continue to align the CoProMaxTM corn oil extraction and high protein systems and we are working to obtain dryer permits to achieve the full production capacity integral to optimizing low-cost production of fuel-grade ethanol, corn oil, high protein and other feed products. We expect to achieve full production value for these products in the fourth quarter.

As part of our longer-term initiatives for high-margin offerings, we plan to expand into primary yeast production. Our design work is on schedule and progressing well. Unfortunately, inflationary pressures have negatively impacted costs, and we expect our overall installation cost will be higher than originally anticipated. Fortunately, product prices for primary yeast have also risen. Assuming product returns remain justified, we will continue to target construction commencement in early 2024.

Our CCS project presents a unique and compelling opportunity at our Pekin Campus, which produces approximately 700,000 metric tons of carbon annually. The campus is located above the Mount Simon sandstone formation, one of the most significant carbon storage resources in the United States, and is proximate to the Illinois Basin, one of the largest carbon sequestration locations. Based solely on our annual carbon production volume at $85 per metric ton, reflecting the 45Q tax incentive benefits established under the Inflation Reduction Act of 2022, we believe we can generate over $30 million in EBITDA annually, after accounting for operating and sequestration costs, and excluding any of the substantial additional economic benefits of the environmental attributes associated with low carbon ethanol, including 45Z benefits and use in the production of ethanol-to-jet fuel, blue ethanol, synthetic natural gas and sustainable aviation fuel. We have selected a third-party front-end engineering design, or FEED, firm to determine capture, compression and engineering design. In addition, we have selected our development partner to provide turnkey transportation, sequestration and monitoring services.

Our CCS project requires upgrades to our natural gas pipeline and cogeneration projects, both of which have excellent projected returns on a standalone basis. Our longer-term goal is to have our CCS project operational by the end of 2026, which represents an aggressive but achievable schedule.

We continue to advance our initiatives to improve plant efficiency, reliability, redundancy and capacity. Our new 850,000-bushel corn storage silo at our Pekin Campus is now fully operational and contributing to improved corn procurement costs, greater plant reliability and lower plant operating costs across the production facility.

Our third-party FEED study for our new natural gas pipeline at our Pekin Campus is complete. We are finalizing easements and access while targeting construction commencement before year-end. Our goal is to improve energy procurement, pricing and stability, lowering our natural gas costs at our Pekin Campus. The pipeline will also create the opportunity for a new revenue stream by allowing us to convert and monetize our current biogas waste stream into renewable natural gas.

Our third-party FEED study for cogeneration at our Pekin Campus is complete. We have also furthered our design and preparation work and initiated financing discussions. We expect that our cogeneration capabilities at our Pekin Campus will address our energy needs for both our current operations as well as our expanded operations from our in-progress capital projects.

We remain focused on renewable products, underscoring our ongoing commitment to sustainability. As part of this pursuit, during the second quarter, we achieved EcoVadis Silver Medal status at our Pekin and ICP plants, indicating sustainability ratings in the 80th percentile amongst our peers. We take pride in these awards and of our team efforts to build and strengthen procedures and implement programs focused on our sustainability, health and safety.

Our team is dedicated to driving sustainable long-term value for all stakeholders, including customers, employees and investors. As part of that mission, our management, together with our board, continually pursue opportunities to maximize the value of our assets through capital investment and partnerships with strategic third-party industrial enterprises that share our vision. We believe this approach provides the best option to liberate our inherent value. Where appropriate, we have also elected to sell non-core assets, including our Aurora, Nebraska, Madera, California and Stockton, California production facilities, and invest the proceeds in more productive and profitable alternatives.

Our team is experienced and committed to leveraging our assets to deliver more diversified, higher value, sustainable revenue streams from our specialty alcohol and essential ingredient products. Our strategic plan is coming to fruition, as evidenced by our new high-quality products and the benefits accruing from our production cost improvements. The aggregate sum of our parts carries far greater intrinsic value than the individual pieces and will be an even higher value when CCS is deployed. As such, we continue to be excited about our capital projects, and with the completion of our near-term projects, we expect to increase EBITDA on an annualized basis by over $65 million by the end of 2025 and expect to increase that amount to approximately $125 million by the end of 2026 when our CCS, cogeneration and other long-term initiatives are fully realized.

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

We define EBITDA as unaudited consolidated net income (loss) before interest expense, interest income, provision for income taxes and depreciation and amortization expense. We define Adjusted EBITDA as unaudited consolidated net income (loss) before interest expense, interest income, provision for income taxes, asset impairments, loss on extinguishment of debt, acquisition-related expense, fair value adjustments, and depreciation and amortization expense.

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

Reconciliation of Adjusted EBITDA to Consolidated Net Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands) (unaudited)	2023	2022	2023	2022
Net income (loss)	$7,595	$22,115	$(5,571)	$19,513
Adjustments:
Interest expense	1,734	319	3,299	519
Interest income	(190)	(145)	(411)	(303)
Asset impairments	—	—	574	—
Acquisition-related expense	700	875	1,400	1,750
Depreciation and amortization expense	5,681	6,728	11,735	12,861
Total adjustments	7,925	7,777	16,597	14,827
Adjusted EBITDA	$15,520	$29,892	$11,026	$34,340

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2023	2022	Variance	2023	2022	Variance
Renewable fuel production gallons sold (in millions)	51.2	51.3	(0.1)%	94.5	100.4	(5.9)%
Specialty alcohol production gallons sold (in millions)	16.6	25.8	(35.7)%	38.0	49.1	(22.6)%
Third-party renewable fuel gallons sold (in millions)	26.6	30.0	(11.3)%	60.4	60.8	(0.7)%
Total gallons sold (in millions)	94.4	107.1	(11.9)%	192.9	210.3	(8.3)%

Total gallons produced (in millions)	70.5	77.0	(8.4)%	131.1	151.3	(13.4)%

Production capacity utilization	78%	88%	(11.4)%	76%	85%	(10.6)%

Average sales price per gallon	$2.63	$2.84	(7.4)%	$2.53	$2.65	(4.5)%

Corn cost per bushel – CBOT equivalent	$6.52	$7.46	(12.6)%	$6.56	$6.84	(4.1)%
Average basis (1)	$0.80	$0.69	15.9%	$0.63	$0.66	(4.5)%
Delivered cost of corn	$7.32	$8.15	(10.2)%	$7.19	$7.50	(4.1)%

Total essential ingredients tons sold (in thousands)	364.1	414.1	(12.1)%	663.4	812.9	(18.4)%

Essential ingredients revenues as % of delivered cost of corn(2)	37.6%	32.7%	15.0%	38.6%	34.6%	11.6%

Average CBOT ethanol price per gallon	$2.46	$2.73	(9.9)%	$2.33	$2.50	(6.8)%
Average CBOT corn price per bushel	$6.25	$7.78	(19.7)%	$6.42	$7.25	(11.4)%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.

(2)	Essential ingredients revenues as a percentage of delivered cost of corn shows our yield based on sales of essential ingredients, including wet distillers grains and corn oil, generated from alcohol we produced.

Net Sales, Cost of Goods Sold and Gross Profit

The following table presents our net sales, cost of goods sold and gross profit in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent

Net sales	$317,297	$362,189	$(44,892)	(12.4)%	$631,188	$670,307	$(39,119)	(5.8)%
Cost of goods sold	300,116	353,345	(53,229)	(15.1)%	617,171	656,690	(39,519)	(6.0)%
Gross profit	$17,181	$8,844	$8,337	94.3%	$14,017	$13,617	$400	2.9%
Percentage of net sales	5.4%	2.4%			2.2%	2.0%

Three months ended June 30, 2023 as compared to the three months ended June 30, 2022

Net Sales

The decline in our consolidated net sales for the three months ended June 30, 2023 as compared to the same period in 2022 was primarily due to fewer total gallons sold on a gross basis, mainly specialty alcohol, and lower average sales prices per gallon of alcohol and per ton of essential ingredients. We produced and sold fewer gallons of specialty alcohol to align production and sales volumes with our customer order volumes during the quarter. We marketed no third-party gallons on a net basis during the quarter since we had previously ended our contractual relationship with the two fuel-grade ethanol plants for which we sold their production to instead focus on sales of our own fuel-grade ethanol production.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment decreased by $16.1 million, or 11%, to $127.7 million for the three months ended June 30, 2023 as compared to $143.8 million for the same period in 2022. Our total volume of production gallons sold decreased by 1.8 million gallons, or 3%, to 50.2 million gallons for the three months ended June 30, 2023 as compared to 52.0 million gallons for the same period in 2022. At the segment’s average sales price per gallon of $2.54 for the three months ended June 30, 2023, we generated $4.6 million less in net sales from the 1.8 million fewer gallons of alcohol sold in the three months ended June 30, 2023 as compared to the same period in 2022. The decrease of $0.22, or 8%, in the segment’s average sales price per gallon for the three months ended June 30, 2023 as compared to the same period in 2022 reduced our net sales from the segment by $11.5 million.

Net sales of essential ingredients from our Pekin Campus production segment decreased $5.9 million, or 10%, to $54.0 million for the three months ended June 30, 2023 as compared to $59.9 million for the same period in 2022. Our total volume of essential ingredients sold increased by 73,800 tons, or 34%, to 291,700 tons for the three months ended June 30, 2023 from 217,900 tons for the same period in 2022. At the segment’s average sales price per ton of $184.96 for the three months ended June 30, 2023, we generated $13.6 million in additional net sales from the 73,800 additional tons of essential ingredients sold in the three months ended June 30, 2023 as compared to the same period in 2022. The decrease of $89.72, or 33%, in the segment’s average sales price per ton for the three months ended June 30, 2023 as compared to the same period in 2022 reduced our net sales from the segment by $19.5 million.

Marketing and Distribution Segment

Net sales of alcohol from our marketing and distribution segment, excluding intersegment sales, increased by $8.8 million, or 14%, to $72.7 million for the three months ended June 30, 2023 as compared to $63.9 million for the same period in 2022.

Our volume of third-party alcohol sold reported gross by the segment increased by 5.8 million gallons, or 28%, to 26.6 million gallons for the three months ended June 30, 2023 as compared to 20.8 million gallons for the same period in 2022. At the segment’s average sales price per gallon of $2.73 for the three months ended June 30, 2023, we generated $15.8 million in additional net sales from the 5.8 million additional gallons of third-party alcohol sold gross in the three months ended June 30, 2023 as compared to the same period in 2022.

Our volume of alcohol sold reported net by the segment decreased by 9.2 million gallons, or 100%, to no gallons sold net for the three months ended June 30, 2023 as compared to 9.2 million gallons for the same period in 2022. This decline reduced net sales by $0.2 million.

The $0.33 per gallon, or 11%, decrease in the segment’s average sales price per gallon for the three months ended June 30, 2023 as compared to the same period in 2022 resulted in a $6.8 million decline in our net sales from third-party fuel-grade ethanol sold by the segment.

Other Production Segment

Net sales of alcohol from our Other production segment decreased by $22.8 million, or 34%, to $44.4 million for the three months ended June 30, 2023 as compared to $67.2 million for the same period in 2022. Our total volume of alcohol sold declined by 6.1 million gallons, or 27%, to 16.5 million gallons for the three months ended June 30, 2023 as compared to 22.6 million gallons for the same period in 2022. At the segment’s average sales price per gallon of $2.69 for the three months ended June 30, 2023, we generated $16.4 million less in net sales from the 6.1 million fewer gallons of alcohol sold in the three months ended June 30, 2023 as compared to the same period in 2022. The decrease of $0.28, or 10%, in the segment’s average sales price per gallon for the three months ended June 30, 2023 as compared to the same period in 2022 reduced our net sales from the segment by $6.4 million. The decline in gallons sold by our other production segment resulted from the idling of our Magic Valley plant due to unfavorable market conditions and to facilitate the installation of our new high protein systems at the plant.

Net sales of essential ingredients from our other production segment decreased by $9.0 million, or 38%, to $14.4 million for the three months ended June 30, 2023 as compared to $23.4 million for the same period in 2022. Our total volume of essential ingredients sold declined by 123,800 tons, or 63%, to 72,400 tons for the three months ended June 30, 2023 from 196,200 tons for the same period in 2022. At the segment’s average sales price per ton of $199.19 for the three months ended June 30, 2023, we generated $24.7 million less in net sales from the 123,800 fewer tons of essential ingredients sold in the three months ended June 30, 2023 as compared to the same period in 2022. The increase of $80.06, or 68%, in our average sales price per ton for the three months ended June 30, 2023 as compared to the same period in 2022 increased our net sales of essential ingredients from the segment by $15.7 million.

Corporate and other

Net sales of alcohol from corporate and other remained flat at $4.1 million for the three months ended June 30, 2023 as compared to the same period in 2022. These sales are from Eagle Alcohol’s business.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit increased to $17.2 million for the three months ended June 30, 2023 from $8.8 million for the same period in 2022, representing a gross margin of 5.4% for the three months ended June 30, 2023 compared to a gross profit margin of 2.4% for the same period in 2022. Our consolidated gross profit increased due to improved commodity margins as a result of lower corn costs relative to the price of fuel-grade ethanol.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit, net of intercompany activity, improved by $5.7 million to a gross profit of $14.3 million for the three months ended June 30, 2023 as compared to gross profit of $8.6 million for the same period in 2022. This improvement in gross profit is primarily attributable to higher fuel-grade ethanol margins.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit, net of intercompany activity, improved by $1.0 million to a gross profit of $1.1 million for the three months ended June 30, 2023 as compared to $0.1 million for the same period in 2022. Of this improvement, $0.8 million is attributable to higher margins from sales of third-party fuel-grade ethanol and $0.2 million is attributable to higher sales volumes for the three months ended June 30, 2023 as compared to the same period in 2022.

Other Production Segment

Our other production segment’s gross profit, net of intercompany activity, improved by $1.9 million to a gross profit of $1.1 million for the three months ended June 30, 2023 as compared to a gross loss of $0.8 million for the same period in 2022. Of this improvement, $2.3 million is attributable to higher fuel-grade ethanol margins, partially offset by $0.4 million in lower volumes sold.

Corporate and other

Gross profit from corporate and other declined by $0.2 million to a gross profit of $0.7 million for the three months ended June 30, 2023 as compared to $0.9 million for the same period in 2022, all of which were from Eagle Alcohol’s business.

Six months ended June 30, 2023 as compared to the six months ended June 30, 2022

Net Sales

The decline in our consolidated net sales for the six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to fewer total gallons sold, mainly specialty alcohol, an overall lower average sales price per gallon and lower volumes of essential ingredients sold. We produced and sold fewer gallons of specialty alcohol to align production and sales volumes with our customer order volumes during the period. We marketed no third-party gallons on a net basis during the period since we had previously ended our contractual relationship with the two fuel-grade ethanol plants for which we sold their production to instead focus on sales of our own fuel-grade ethanol production.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment increased by $0.3 million, or less than 1%, to $260.1 million for the six months ended June 30, 2023 as compared to $259.8 million for the same period in 2022. Our total volume of production gallons sold increased by 4.7 million gallons, or 5%, to 106.0 million gallons for the six months ended June 30, 2023 as compared to 101.3 million gallons for the same period in 2022. At the segment’s average sales price per gallon of $2.45 for the six months ended June 30, 2023, we generated $11.5 million in additional net sales from the 4.7 million additional gallons of alcohol sold in the six months ended June 30, 2023 as compared to the same period in 2022. The decrease of $0.11, or 4%, in the segment’s average sales price per gallon for the six months ended June 30, 2023 as compared to the same period in 2022 reduced our net sales from the segment by $11.2 million.

Net sales of essential ingredients from our Pekin Campus production segment increased $2.5 million, or 2%, to $117.6 million for the six months ended June 30, 2023 as compared to $115.1 million for the same period in 2022. Our total volume of essential ingredients sold increased by 7,300 tons, or 2%, to 434,100 tons for the six months ended June 30, 2023 from 426,800 tons for the same period in 2022. At the segment’s average sales price per ton of $270.87 for the six months ended June 30, 2023, we generated $2.0 million in additional net sales from the 7,300 additional tons of essential ingredients sold in the six months ended June 30, 2023 as compared to the same period in 2022. The increase of $1.11, or less than 1%, in the segment’s average sales price per ton for the six months ended June 30, 2023 as compared to the same period in 2022 increased our net sales from the segment by $0.5 million.

Marketing and Distribution Segment

Net sales of alcohol from our marketing and distribution segment, excluding intersegment sales, increased by $39.0 million, or 33%, to $157.2 million for the six months ended June 30, 2023 as compared to $118.2 million for the same period in 2022.

Our volume of third-party alcohol sold reported gross by the segment increased by 19.7 million gallons, or 48%, to 60.4 million gallons for the six months ended June 30, 2023 as compared to 40.7 million gallons for the same period in 2022. At the segment’s average sales price per gallon of $2.60 for the six months ended June 30, 2023, we generated $51.2 million in additional net sales from the 19.7 million additional gallons of third-party alcohol sold gross in the six months ended June 30, 2023 as compared to the same period in 2022.

Our volume of alcohol sold reported net by the segment decreased by 20.1 million gallons, or 100%, to no gallons sold net for the six months ended June 30, 2023 as compared to 20.1 million gallons for the same period in 2022. This decline reduced net sales by $0.4 million.

The $0.29 per gallon, or 10%, decrease in the segment’s average sales price per gallon for the six months ended June 30, 2023 as compared to the same period in 2022 resulted in a $11.7 million decline in our net sales from third-party fuel-grade ethanol sold by the segment.

Other Production Segment

Net sales of alcohol from our other production segment decreased by $61.7 million, or 49%, to $65.3 million for the six months ended June 30, 2023 as compared to $127.0 million for the same period in 2022. Our total volume of alcohol sold declined by 21.3 million gallons, or 47%, to 24.4 million gallons for the six months ended June 30, 2023 as compared to 45.7 million gallons for the same period in 2022. At the segment’s average sales price per gallon of $2.68 for the six months ended June 30, 2023, we generated $57.0 million less in net sales from the 21.3 million fewer gallons of alcohol sold in the six months ended June 30, 2023 as compared to the same period in 2022. The decrease of $0.10, or 4%, in the segment’s average sales price per gallon for the six months ended June 30, 2023 as compared to the same period in 2022 reduced our net sales from the segment by $4.7 million. The decline in gallons sold by our other production segment resulted from the idling of our Magic Valley plant due to unfavorable market conditions and to facilitate the installation of our new high protein systems at the plant. We restarted our Magic Valley facility in April 2023, but did not achieve higher fuel-grade ethanol production levels until later in the second quarter.

Net sales of essential ingredients from our other production segment decreased by $19.5 million, or 46%, to $22.8 million for the six months ended June 30, 2023 as compared to $42.3 million for the same period in 2022. Our total volume of essential ingredients sold declined by 156,800 tons, or 41%, to 229,300 tons for the six months ended June 30, 2023 from 386,100 tons for the same period in 2022. At the segment’s average sales price per ton of $99.32 for the six months ended June 30, 2023, we generated $15.6 million less in net sales from the 156,800 fewer tons of essential ingredients sold in the six months ended June 30, 2023 as compared to the same period in 2022. The decrease of $10.27, or 9%, in our average sales price per ton for the six months ended June 30, 2023 as compared to the same period in 2022 reduced our net sales of essential ingredients from the segment by $3.9 million.

Corporate and other

Net sales of alcohol from corporate and other increased by $0.4 million, or 5%, to $8.3 million for the six months ended June 30, 2023, as compared to $7.9 million for the same period in 2022. These sales are from Eagle Alcohol’s business.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit increased to $14.0 million for the six months ended June 30, 2023 from $13.6 million for the same period in 2022, representing a gross margin of 2.2% for the six months ended June 30, 2023 compared to a gross profit margin of 2.0% for the same period in 2022. Our consolidated gross profit improved due to improved commodity margins as a result of lower corn costs relative to the price of ethanol.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit, net of intercompany activity, increased by $0.2 million to a gross profit of $12.5 million for the six months ended June 30, 2023 as compared to gross profit of $12.3 million for the same period in 2022.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit, net of intercompany activity, improved by $2.8 million to a gross profit of $2.4 million for the six months ended June 30, 2023 as compared to a gross loss of $0.4 million for the same period in 2022. Of this improvement, $2.2 million is attributable to higher margins from sales of third-party fuel-grade ethanol and $0.6 million is attributable to higher sales volumes for the six months ended June 30, 2023 as compared to the same period in 2022.

Other Production Segment

Our other production segment’s gross profit, net of intercompany activity, declined by $3.4 million to a gross loss of $3.4 million for the six months ended June 30, 2023 as compared to a gross loss of less than $0.1 million for the same period in 2022. Of this decline, $4.7 million is attributable to lower fuel-grade ethanol margins, partially offset by $1.3 million in savings from lower volumes sold at negative margins as our Magic Valley plant was idled for the entire first quarter of 2023.

Corporate and other

Gross profit from corporate and other improved by $0.7 million to a gross profit of $2.5 million for the six months ended June 30, 2023 as compared to $1.8 million for the same period in 2022, all of which were from Eagle Alcohol’s business.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Selling, general and administrative expenses	$7,911	$8,996	$(1,085)	(12.1)%	$15,793	$16,625	$(832)	(5.0)%
Percentage of net sales	2.5%	2.5%			2.5%	2.5%

Our SG&A expenses decreased for the three and six months ended June 30, 2023 as compared to the same period in 2022. The period over period decreases in SG&A expenses are primarily due to reduced professional services fees from diligence work on debt financing and lower accruals in the 2023 period related to deferred payments according to schedule for our acquisition of Eagle Alcohol.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Interest Expense, net	$1,734	$319	$1,415	443.6%	$3,299	$519	$2,780	535.6%
Percentage of net sales	0.5%	0.1%			0.5%	0.1%

Our interest expense increased for the three and six months ended June 30, 2023 as compared to the same period in 2022. The increase resulted from higher debt balances due to our recent term loan to fund our capital improvement projects.

Income from Cash Grant

We applied for and received a $22.7 million cash grant from the USDA’s Biofuel Producer Program for the three and six months ended June 30, 2022. No such amounts were received for the three and six months ended June 30, 2023. The program was created as part of the CARES Act in 2020, which allocated $700 million to support biofuel producers who experienced market losses due to the pandemic. The grant is not required to be repaid nor will it recur in the future.

Net Income (Loss) Available to Common Stockholders

The following table presents our net income (loss) available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Net income (loss) available to common stockholders	$7,184	$21,516	$(14,332)	(66.6)%	$(6,198)	$18,635	$(24,833)	NM*
Percentage of net sales	2.3%	5.9%			(1.0)%	2.8%

*	Not meaningful.

The decrease in our net income available to common stockholders for the three and six months ended June 30, 2023 as compared to the same periods in 2022 is primarily due to non-recurring income in 2022 from a cash grant under the CARES Act in the amount of $22.7 million, as discussed above.

Liquidity and Capital Resources

During the six months ended June 30, 2023, we funded our operations primarily from proceeds from our line of credit and cash on hand. In addition to funding our operations, our capital resources were used to advance our capital improvement projects and make an annual payment for our acquisition of Eagle Alcohol. As of June 30, 2023, we had $25.1 million in cash, cash equivalents and restricted cash, $49.4 million available for borrowing under Kinergy’s operating line of credit and $40 million available for borrowing under our Orion term loan. We also have an option to expand the Orion term loan by up to $25.0 million upon the satisfaction of certain conditions. We believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs for the next twelve months from the date of this report.

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

	June 30, 2023	December 31, 2022	Change
Cash, cash equivalents and restricted cash	$25,090	$49,525	(49.3)%
Current assets	$179,529	$199,121	(9.8)%
Property and equipment, net	$246,693	$239,069	3.2%
Current liabilities	$58,686	$78,017	(24.8)%
Long-term debt	$82,082	$68,356	20.1%
Working capital	$120,843	$121,104	(0.2)%
Working capital ratio	3.06	2.55	20.0%

Changes in Working Capital and Cash Flows

Working capital declined slightly to $120.8 million at June 30, 2023 from $121.1 million at December 31, 2022 due to a decrease of $19.6 million in current assets and a decrease of $19.3 million in current liabilities.

Current assets declined primarily due to a decrease in cash, cash equivalents and restricted cash of $24.4 million and a decrease in accounts receivable, partially offset by an increase in inventories and derivative assets due to higher average commodity prices for the six months ended June 30, 2023 as compared to the same period in 2022.

Our current liabilities decreased primarily due to lower accrued liabilities as a result of our payment of accrued contingent consideration for our acquisition of Eagle Alcohol and lower utility accruals in the current period, partially offset by an increase in the value of derivative instruments due to the end of period change in commodity prices for open contracts.

Our cash, cash equivalents and restricted cash declined by $24.4 million primarily due to $12.9 million in cash used in our operating activities and $21.5 million in cash used in our investing activities, partially offset by $9.9 million in cash provided by our financing activities, as further detailed below.

Cash used in our Operating Activities

We used $12.9 million in cash for our operating activities during the six months ended June 30, 2023 as compared to $20.7 million in cash provided by our operations for the same period in 2022. Specific factors that contributed to the change in cash from our operating activities include:

●	a decrease of $25.1 million in our net income primarily due to a cash grant under the CARES Act in the prior year of $22.6 million that did not recur in 2023; and

●	a decrease of $38.7 million related to accounts payable and accrued liabilities due to timing of payments.

These amounts were partially offset by:

●	a decrease of $16.8 million related to derivative instruments due to changes in commodity prices;

●	an increase of $10.2 million related to changes in inventories due to changes in commodity prices; and

●	an increase of $5.7 million related to changes in accounts receivable balances due to the timing of our collections.

Cash used in our Investing Activities

We used $21.5 million in cash during the period to fund $18.0 million of additions to property and equipment, including for our capital improvement projects, and to fund $3.5 million of contingent purchase price payments for our acquisition of Eagle Alcohol. We used $8.2 million more in cash for additions to property and equipment during the current period as compared to the same period in 2022 as we accelerated our capital improvement projects in 2023. We generated $14.8 million less in cash from principal payments on notes receivable in the current period as compared to the same period in 2022 as the notes receivable from the sale of our Aurora, Nebraska facility fully matured and were repaid in 2022.

Cash provided by our Financing Activities

Cash provided by our financing activities was $9.9 million for the six months ended June 30, 2023, which reflects net proceeds of $13.2 million from Kinergy’s operating line of credit, partially offset by $2.7 million of stock repurchases and $0.6 million paid in preferred stock dividends, as compared to $1.6 million of cash provided by our financing activities for the same period in 2022. Our use of Kinergy’s line of credit generated an additional $11.1 million in cash in the current period as compared to the same period in 2022 due to higher commodity prices and the timing of payments and collections.

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

We believe Kinergy and Alto Nutrients are in compliance with the fixed-charge coverage ratio covenant as of the filing of this report. The following table sets forth the fixed-charge coverage ratio financial covenant and the actual results for the periods presented:

	Three Months Ended June 30,		Years Ended December 31,
	2023	2022	2022	2021

Fixed-Charge Coverage Ratio Requirement	1.10	2.00	1.10	2.00
Actual	3.89	8.72	3.54	13.32
Excess	2.79	6.72	2.44	11.32

Alto Ingredients, Inc. has guaranteed all of Kinergy’s obligations under the credit facility. As of June 30, 2023, Kinergy had an outstanding balance of $31.3 million and $49.4 million of unused borrowing availability under the credit facility.

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

As of June 30, 2023, the amount outstanding under the Term Loan was $60,000,000.

Share Repurchase Program

For the three and six months ended June 30, 2023, we repurchased 389,000 and 1,249,000 shares of our common stock as part of our publicly announced share repurchase program at an average price per share of $2.57 and $2.15 for an aggregate expenditure of $1,001,000 and $2,683,000, respectively. See “Unregistered Sales of Equity Securities and Use of Proceeds – Purchases of Equity Securities by the Issuer and Affiliated Purchasers.”

Other Cash Obligations

As of June 30, 2023, we had future commitments for certain capital projects totaling $17.4 million. These commitments are scheduled to be satisfied through 2024.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized net gains of $5.2 million and $21.9 million related to the changes in the fair values of these contracts for the six months ended June 30, 2023 and 2022, respectively.

At June 30, 2023, we prepared a sensitivity analysis to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The analysis uses average CBOT prices for the year and does not factor in future contracted volumes. The results of this analysis for the six months ended June 30, 2023, which may differ materially from actual results, are as follows (in millions):

Commodity	Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	192.9	Gallons	$(30.9)
Corn	47.3	Bushels	$(30.4)

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2023 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Inflation, including as a result of commodity price inflation or supply chain constraints due to the war in Ukraine or other geopolitical events, and higher prices in general may adversely impact our results of operations.

We have experienced inflationary impacts on key production inputs, wages and other costs of labor, equipment, services, and other business expenses. Commodity prices in particular have risen significantly over the past two years. Inflation and its negative impacts could escalate in future periods.

Ukraine, prior to its war with Russia, was one of the largest exporters of grain in the world. Russia is one of the largest producers of grain, natural gas and oil, and is the largest exporter of fertilizers. The commodity price impact of the war in Ukraine has been a sharp and sustained rise in grain prices, including for corn, our most important production input commodity. In addition, the war in Ukraine has adversely affected and may continue to adversely affect global supply chains resulting in further commodity price inflation for our production inputs. Lower fertilizer supplies and higher prices may also impact future growing seasons, further impacting grain supplies and prices. India also recently banned certain rice exports to ensure adequate domestic availability at reasonable prices. Wheat, corn, rice and other grains are considered economic substitutes and their relative prices affect one another to varying degrees. Given higher global grain prices, U.S. farmers may prefer to lock in prices and export additional volumes, reducing domestic grain supplies and resulting in further inflationary pressures on key production inputs.

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

There are limited markets for fuel-grade ethanol beyond those established by federal mandates. Discretionary blending and E85 blending (i.e., gasoline blended with up to 85% fuel-grade ethanol by volume) are important secondary markets. Discretionary blending is often determined by the price of fuel-grade ethanol relative to the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for fuel-grade ethanol may decline. Also, the demand for fuel-grade ethanol is affected by the overall demand for transportation fuel. Demand for transportation fuel is affected by the number of miles traveled by consumers and vehicle fuel economy. Lower demand for fuel-grade ethanol and essential ingredients would reduce the value of our ethanol and related products, erode our overall margins and diminish our ability to generate revenue or to operate profitably. In addition, we believe that consumer acceptance of E15 and E85 fuels is necessary before fuel-grade ethanol can achieve any significant growth in market share relative to other transportation fuels.

The United States fuel-grade ethanol industry is highly dependent upon various federal and state laws and any changes in those laws could have a material adverse effect on our results of operations, cash flows and financial condition.

The domestic market for fuel-grade ethanol is significantly impacted by federal mandates for volumes of renewable fuels (such as ethanol) required to be blended with gasoline. Future demand for fuel-grade ethanol will largely depend on incentives to blend ethanol into motor fuels, including the price of ethanol relative to the price of gasoline, the relative octane value of ethanol, constraints on the ability of vehicles to use higher ethanol blends, and the Environmental Protection Agency’s, or EPA’s, established volumes from time to time, small refinery waivers, and other applicable environmental requirements.

The EPA has implemented the Renewable Fuel Standard under the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The EPA, in coordination with the Secretary of Energy and the Secretary of Agriculture, determines annual quotas for the quantity of renewable fuels (such as fuel-grade ethanol) that must be blended into motor fuels consumed in the United States. The EPA finalized, in July 2023, mandatory volumes of 15.25 billion and 15.0 billion gallons for 2023 and 2024, respectively, of conventional renewable fuel, or corn-based fuel-grade ethanol.

The EPA may issue small refinery waivers, in full or in part, to reduce or eliminate annual renewable fuel volume requirements for small refineries that process fewer than 75,000 barrels of petroleum daily.

Various bills in Congress introduced from time to time are also directed at altering existing renewable fuels energy legislation, but none have passed in recent years. Some legislative bills are directed at halting or reversing expansion of, or even eliminating, the renewable fuel program.

Our results of operations, cash flows and financial condition could be adversely impacted if the EPA reduces mandatory volumes or issues significant small refinery waivers, or if any legislation is enacted that reduces volume requirements.

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

For the three months ended June 30, 2023, in connection with satisfying our withholding requirements, we withheld the following number of shares of our common stock and remitted cash payments to cover the minimum withholding tax amounts, thereby effectively repurchasing from the employees such number of shares of our common stock at the following deemed purchase prices:

Month	Number of Shares Withheld	Deemed Purchase Price Per Share	Aggregate Purchase Price
April	81,141	$1.50	$121,712
May	—	$—	$—
June	—	$—	$—

The following table sets forth information about repurchases of our common stock for the three months ended June 30, 2023:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly-announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under plans or programs (2)(3)
April 1 to April 30, 2023	—	$—	—
May 1 to May 31, 2023	—	$—	—
June 1, to June 30, 2023	389,000	$2.57	389,000
Three months ended June 30, 2023	389,000	$2.57	389,000	$45,992,000

(1)	We repurchased 389,000 shares as part of our publicly announced share repurchase program during the three months ended June 30, 2023.

(2)	On September 12, 2022, we announced a share repurchase program under which we may repurchase up to $50 million of our common stock with an initial purchase authorization of $10 million. Our lenders have further limited our purchase authorization to $5 million. Amounts in excess of our lenders’ initial purchase authorization of $5 million will require additional lender consent and amounts in excess of the initial purchase authorization of $10 million will require additional board and preferred stockholder authorization. The share repurchase program does not have an expiration date, does not require the repurchase of any particular amount of shares, and may be implemented, modified, suspended or discontinued in whole or in part at any time and without further notice.

(3)	Amount represents the share repurchase program size of $50 million less approximately $4.0 million in aggregate share repurchases, but is subject to authorizations for purchases in excess of our lenders’ purchase authorization of $5 million and our board and preferred stockholders’ initial purchase authorization of $10 million.

Dividends

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of specified financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends.

For the three and six months ended June 30, 2023 and 2022, we accrued and paid in cash an aggregate of $0.3 million and $0.6 million, respectively, in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

ALTO INGREDIENTS, INC.

Dated: August 8, 2023	By:	/S/ ROBERT R. OLANDER
Robert R. Olander
Chief Financial Officer
(Principal Financial and Accounting Officer)