Form 10-Q
period 2023-09-30
Alto Ingredients, Inc.
filed 2023-11-08
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, there were 76,139,100 shares of Alto Ingredients, Inc. common stock, $0.001 par value per share, and 896 shares of Alto Ingredients, Inc. non-voting common stock, $0.001 par value per share, outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2023	2022
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$26,162	$36,456
Restricted cash	8,699	13,069
Accounts receivable, net (net of allowance for credit losses of $51 and $105, respectively)	66,065	68,655
Inventories	57,092	66,628
Derivative instruments	3,974	4,973
Other current assets	6,213	9,340
Total current assets	168,205	199,121
Property and equipment, net	248,882	239,069
Other Assets:
Right of use operating lease assets, net	23,387	18,937
Intangible assets, net	8,645	9,087
Goodwill	5,970	5,970
Other assets	6,013	6,137
Total other assets	44,015	40,131
Total Assets	$461,102	$478,321

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2022.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	September 30,	December 31,
	2023	2022
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,990	$28,115
Accrued liabilities	16,644	26,556
Current portion – operating leases	4,044	3,849
Derivative instruments	7,249	6,732
Other current liabilities	6,488	12,765
Total current liabilities	58,415	78,017

Long-term debt, net	75,878	68,356
Operating leases, net of current portion	19,942	15,062
Other liabilities	8,870	8,797
Total Liabilities	163,105	170,232
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of September 30, 2023 and December 31, 2022; liquidation preference of $18,075 as of September 30, 2023	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 76,115 and 75,154 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	76	75
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,040,747	1,040,834
Accumulated other comprehensive income	1,822	1,822
Accumulated deficit	(744,649)	(734,643)
Total Stockholders’ Equity	297,997	308,089
Total Liabilities and Stockholders’ Equity	$461,102	$478,321

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2022.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net sales	$318,127	$336,877	$949,315	$1,007,184
Cost of goods sold	313,966	356,716	931,137	1,013,406
Gross profit (loss)	4,161	(19,839)	18,178	(6,222)
Selling, general and administrative expenses	(8,488)	(7,403)	(24,281)	(24,028)
Asset impairments	—	—	(574)	—
Loss from operations	(4,327)	(27,242)	(6,677)	(30,250)
Interest expense, net	(2,000)	(340)	(5,299)	(859)
Income from cash grant	2,812	—	2,812	22,652
Other income (expense), net	26	(456)	104	(68)
Loss before provision for income taxes	(3,489)	(28,038)	(9,060)	(8,525)
Provision for income taxes	—	—	—	—
Net loss	$(3,489)	$(28,038)	$(9,060)	$(8,525)
Preferred stock dividends	$(319)	$(319)	$(946)	$(946)
Net loss available to common stockholders	$(3,808)	$(28,357)	$(10,006)	$(9,471)
Net loss per share, basic and diluted	$(0.05)	$(0.39)	$(0.14)	$(0.13)
Weighted-average shares outstanding, basic and diluted	73,191	73,011	73,464	71,815

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net loss	$(9,060)	$(8,525)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangibles	17,382	19,122
Gains on derivative instruments	(2,463)	(20,164)
Inventory valuation	—	7,963
Asset impairments	574	—
Non-cash compensation	2,718	2,546
Amortization of deferred financing fees	793	29
Amortization of debt discount	599	—
Bad debt benefit	(54)	(187)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	2,644	16,137
Inventories	9,536	(13,290)
Other assets	3,253	12,692
Operating leases	(4,014)	(3,799)
Accounts payable and accrued expenses	(11,679)	(10,684)
Net cash provided by operating activities	10,229	1,840
Investing Activities:
Additions to property and equipment	(24,611)	(25,233)
Proceeds from principal payments on notes receivable	—	14,766
Deferred purchase price payments for Eagle Alcohol	(3,500)	—
Purchase of Eagle Alcohol, net of cash acquired	—	(14,685)
Net cash used in investing activities	(28,111)	(25,152)
Financing Activities:
Net proceeds from (payments on) Kinergy’s line of credit	6,847	(4,452)
Stock repurchases	(2,683)	(1,002)
Preferred stock dividends paid	(946)	(946)
Net cash provided by (used in) financing activities	3,218	(6,400)
Net change in cash, cash equivalents and restricted cash	(14,664)	(29,712)
Cash, cash equivalents and restricted cash at beginning of period	49,525	62,125
Cash, cash equivalents and restricted cash at end of period	$34,861	$32,413

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$26,162	$28,458
Restricted cash	8,699	3,955
Total cash, cash equivalents and restricted cash	$34,861	$32,413
Supplemental Information:
Interest paid	$6,063	$961
ROU Assets obtained in exchange for new lease obligations	$7,167	$—
Capitalized interest	$2,185	$209

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balances, January 1, 2023	927	$1	75,154	$75	$1,040,834	$(734,643)	$1,822	$308,089
Stock-based compensation	—	—	—	—	752	—	—	752
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	1,893	2	(8)	—	—	(6)
Stock repurchases	—	—	(860)	(1)	(1,681)	—	—	(1,682)
Preferred stock dividends	—	—	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	—	(13,166)	—	(13,166)
Balances, March 31, 2023	927	$1	76,187	$76	$1,039,897	$(748,121)	$1,822	$293,675
Stock-based compensation	—	—	—	—	959	—	—	959
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	125	—	(120)	—	—	(120)
Stock repurchases	—	—	(389)	—	(1,001)	—	—	(1,001)
Preferred stock dividends	—	—	—	—	—	(315)	—	(315)
Net income	—	—	—	—	—	7,595	—	7,595
Balances, June 30, 2023	927	$1	75,923	$76	$1,039,735	$(740,841)	$1,822	$300,793
Stock-based compensation	—	—	—	—	1,007	—	—	1,007
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	192	—	5	—	—	5
Preferred stock dividends	—	—	—	—	—	(319)	—	(319)
Net loss	—	—	—	—	—	(3,489)	—	(3,489)
Balances, September 30, 2023	927	$1	76,115	$76	$1,040,747	$(744,649)	$1,822	$297,997
Balances, January 1, 2022	927	$1	72,778	$73	$1,037,205	$(691,781)	$(284)	$345,214
Stock-based compensation	—	—	—	—	673	—	—	673
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	684	—	(9)	—	—	(9)
Shares issued for Eagle Alcohol acquisition	—	—	949	1	—	—	—	1
Preferred stock dividends	—	—	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	—	(2,602)	—	(2,602)
Balances, March 31, 2022	927	$1	74,411	$74	$1,037,869	$(694,695)	$(284)	$342,965
Stock-based compensation	—	—	—	—	1,106	—	—	1,106
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(223)	—	(2,283)	—	—	(2,283)
Preferred stock dividends	—	—	—	—	—	(315)	—	(315)
Net income	—	—	—	—	—	22,115	—	22,115
Balances, June 30,2022	927	$1	74,188	$74	$1,036,692	$(672,895)	$(284)	$363,588
Stock-based compensation	—	—	—	—	767	—	—	767
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	27	—	2	—	—	2
Stock repurchases	—	—	(259)	—	(1,002)	—	—	(1,002)
Preferred stock dividends	—	—	—	—	—	(319)	—	(319)
Net loss	—	—	—	—	—	(28,038)	—	(28,038)
Balances, September 30, 2022	927	$1	73,956	$74	$1,036,459	$(701,252)	$(284)	$334,998

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

As of September 30, 2023, all of the Company’s production facilities were operating, however, from January 2023 to April 2023, its Magic Valley plant in Idaho was temporarily hot-idled due to extreme natural gas prices, other unfavorable market conditions and to facilitate the installation of its new high protein systems at the plant. The Company restarted the facility in April 2023. As market conditions change, the Company may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

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

Of the accounts receivable balance, approximately $60,173,000 and $55,667,000 at September 30, 2023 and December 31, 2022, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for credit losses was $51,000 and $105,000 as of September 30, 2023 and December 31, 2022, respectively. The Company recorded a bad debt recovery of $8,000 and $253,000 for the three months ended September 30, 2023 and 2022, respectively. The Company recorded a bad debt recovery of $54,000 and $187,000 for the nine months ended September 30, 2023 and 2022, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Share Repurchase Program – On September 12, 2022, the Company announced a share repurchase program under which it may repurchase up to $50 million of its common stock with an initial purchase authorization of $10 million. The Company’s lender has further limited the Company’s purchase authorization to $5 million. Amounts in excess of the purchase authorization of $5 million will require additional lender consent and amounts in excess of the initial purchase authorization of $10 million will require additional board and preferred stockholder authorization. The share repurchase program does not have an expiration date, does not require the repurchase of any particular amount of shares, and may be implemented, modified, suspended or discontinued in whole or in part at any time and without further notice. As repurchases are made, the Company will retire the shares, resulting in a reduction of issued and outstanding shares. For the nine months ended September 30, 2023, the Company repurchased an aggregate of 1,249,000 shares for $2,683,000 in cash. The Company did not repurchase any shares during the three months ended September 30, 2023. As of September 30, 2023, total repurchases under the program since its inception equaled 1,600,000 shares for $4,008,000 in cash.

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

Income from Cash Grant – In 2022, the Company applied for the USDA’s Biofuel Producer Program (“BPP”). The program was created as part of the CARES Act in 2020, which allocated $700,000,000 to support biofuel producers who experienced market losses due to the pandemic. The cash grant is not required to be repaid. Since these funds are provided to subsidize historical losses of the Company, and are not required to be repaid, the Company accounted for the proceeds by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, and reported the amount as income from cash grant in the accompanying consolidated statements of operations. The Company received $2,812,000 in cash from the BPP during the three and nine months ended September 30, 2023 and $22,652,000 in cash from the BPP for the nine months ended September 30, 2022.

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

The Company reports its financial and operating performance in three segments: (1) Pekin production, which includes the production and sale of alcohols and essential ingredients produced at the Company’s Pekin, Illinois campus (“Pekin Campus”), (2) marketing and distribution, which includes marketing and merchant trading for Company-produced alcohols and essential ingredients on an aggregated basis, and sales of fuel-grade ethanol sourced from third parties, and (3) Other production, which includes the production and sale of fuel-grade ethanol and essential ingredients produced at all of the Company’s other production facilities on an aggregated basis (“Other production”), none of which are individually so significant as to be considered a separately reportable segment.

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Sales
Pekin Campus, recorded as gross:
Alcohol sales	$128,554	$133,680	$388,629	$393,498
Essential ingredient sales	51,634	54,537	169,220	169,670
Intersegment sales	363	332	1,120	857
Total Pekin Campus sales	180,551	188,549	558,969	564,025

Marketing and distribution:
Alcohol sales, gross	$58,805	$55,262	$215,741	$172,746
Alcohol sales, net	74	308	292	975
Intersegment sales	3,392	3,121	8,734	9,360
Total marketing and distribution sales	62,271	58,691	224,767	183,081

Other production, recorded as gross:
Alcohol sales	$57,159	$64,492	$122,477	$191,483
Essential ingredient sales	17,841	24,439	40,614	66,748
Intersegment sales	37	3	99	14
Total Other production sales	75,037	88,934	163,190	258,245

Corporate and other	4,060	4,159	12,342	12,064
Intersegment eliminations	(3,792)	(3,456)	(9,953)	(10,231)
Net sales as reported	$318,127	$336,877	$949,315	$1,007,184

Cost of goods sold:
Pekin Campus	$179,995	$207,939	$546,591	$572,512
Marketing and distribution	58,051	55,159	212,923	173,670
Other production	73,584	91,663	165,401	261,514
Corporate and other	3,538	2,925	9,322	8,995
Intersegment eliminations	(1,202)	(970)	(3,100)	(3,285)
Cost of goods sold as reported	$313,966	$356,716	$931,137	$1,013,406

Gross profit (loss):
Pekin Campus	$556	$(19,390)	$12,378	$(8,487)
Marketing and distribution	4,220	3,532	11,844	9,411
Other production	1,453	(2,729)	(2,211)	(3,269)
Corporate and other	522	1,234	3,020	3,069
Intersegment eliminations	(2,590)	(2,486)	(6,853)	(6,946)
Gross profit (loss) as reported	$4,161	$(19,839)	$18,178	$(6,222)

Income (loss) before provision for income taxes:
Pekin Campus	$(1,956)	$(22,664)	$3,716	$(6,252)
Marketing and distribution	2,403	1,622	6,019	3,444
Other production	(20)	(4,958)	(6,497)	1,404
Corporate and other	(3,916)	(2,038)	(12,298)	(7,121)
	$(3,489)	$(28,038)	$(9,060)	$(8,525)
Depreciation and amortization of intangibles:
Pekin Campus	$4,961	$4,758	$14,778	$14,381
Other production	458	1,273	1,921	4,095
Corporate and other	228	229	683	646
	$5,647	$6,260	$17,382	$19,122
Interest expense, net of capitalized interest:
Pekin Campus	$108	$(48)	$(527)	$(81)
Marketing and distribution	111	487	713	1,060
Other production	678	(74)	173	(128)
Corporate and other	1,103	(25)	4,940	8
	$2,000	$340	$5,299	$859

The following table sets forth the Company’s total assets by operating segment (in thousands):

	September 30, 2023	December 31, 2022
Total assets:
Pekin Campus	$246,580	$257,089
Marketing and distribution	113,797	114,755
Other production	57,280	51,886
Corporate and other	43,445	54,591
	$461,102	$478,321

3.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, essential ingredients and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a valuation adjustment of $0 and $4,612,000 as of September 30, 2023 and December 31, 2022, respectively. Inventory balances consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Finished goods	$36,835	$47,736
Work in progress	6,363	6,396
Raw materials	12,502	11,197
Other	1,392	1,299
Total	$57,092	$66,628

4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months to protect gross profit margins from potentially adverse effects of market and price volatility on alcohol sales and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price. In addition, the Company hedges anticipated sales of alcohol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and nine months ended September 30, 2023 and 2022, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and alcohols by entering into exchange-traded futures contracts or options for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in the fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net losses of $2,711,000 and net gains of $1,772,000 as the change in the fair value of these contracts for the three months ended September 30, 2023 and 2022, respectively. The Company recognized net gains of $2,463,000 and $20,164,000 as the change in the fair value of these contracts for the nine months ended September 30, 2023 and 2022, respectively.

Non-Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of September 30, 2023
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$8,699
Commodity contracts	Derivative instruments	$3,974	Derivative instruments	$7,249

	As of December 31, 2022
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$13,069
Commodity contracts	Derivative instruments	$4,973	Derivative instruments	$6,732

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

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		For the Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2023	2022

Commodity contracts	Cost of goods sold	$6,206	$(13,332)
		$6,206	$(13,332)

		Realized Gains
		For the Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2023	2022

Commodity contracts	Cost of goods sold	$3,980	$16,143
		$3,980	$16,143

		Unrealized Gains (Losses)
		For the Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2023	2022

Commodity contracts	Cost of goods sold	$(8,917)	$11,560
		$(8,917)	$11,560

		Unrealized Gains (Losses)
		For the Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2023	2022

Commodity contracts	Cost of goods sold	$(1,517)	$4,021
		$(1,517)	$4,021

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Kinergy line of credit	$24,923	$18,076
Orion term loan	60,000	60,000
	84,923	78,076
Less unamortized debt discount	(4,095)	(4,686)
Less unamortized debt financing costs	(4,950)	(5,034)
Less current portion	—	—
Long-term debt	$75,878	$68,356

Excess Availability – As of September 30, 2023, the Company had $53.4 million in unused borrowing availability under Kinergy’s line of credit and $40.0 million available under the Orion term loan. The Company also has an option to expand the Orion term loan by up to $25.0 million upon the satisfaction of certain conditions.

6.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At September 30, 2023, the Company had entered into sales contracts with its major customers to sell certain quantities of alcohol and essential ingredients. The Company had open alcohol indexed-price contracts for 92,138,000 gallons as of September 30, 2023 and open fixed-price alcohol sales contracts totaling $248,902,000 as of September 30, 2023. The Company had open fixed-price sales contracts for essential ingredients totaling $7,863,000 as of September 30, 2023. These sales contracts are scheduled to be completed throughout 2023 and 2024.

Purchase Commitments – At September 30, 2023, the Company had indexed-price purchase contracts to purchase 11,516,000 gallons of alcohol and fixed-price purchase contracts to purchase $1,948,000 of alcohol from its suppliers. The Company had fixed-price purchase contracts to purchase $14,961,000 of corn from its suppliers as of September 30, 2023. The Company had fixed-price purchase contracts for natural gas totaling $10,020,000. The Company also had future commitments for certain capital projects totaling $23,639,000. These purchase commitments are scheduled to be satisfied throughout 2023 and 2024.

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

For the three months ended September 30, 2023, the Retirement Plan’s net periodic expense was $39,000, comprised of $225,000 in interest cost and $62,000 in service cost, partially offset by $248,000 of expected return on plan assets. For the three months ended September 30, 2022, the Retirement Plan’s net periodic benefit was $8,000, comprised of $273,000 of expected return on plan assets, partially offset by $164,000 in interest cost and $101,000 in service cost. For the nine months ended September 30, 2023, the Retirement Plan’s net periodic expense was $117,000, comprised of $675,000 in interest cost and $186,000 in service cost, partially offset by $744,000 of expected return on plan assets. For the nine months ended September 30, 2022, the Retirement Plan’s net periodic benefit was $24,000, comprised of $819,000 of expected return on plan assets, partially offset by $492,000 in interest cost and $303,000 in service cost.

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

For the three months ended September 30, 2023, the Postretirement Plan’s net periodic expense was $36,000, comprised of $46,000 of interest cost and $3,000 of service cost, partially offset by $13,000 in amortization of gains. For the three months ended September 30, 2022, the Postretirement Plan’s net periodic expense was $32,000, comprised of $6,000 of interest cost and $26,000 of service cost.

For the nine months ended September 30, 2023, the Postretirement Plan’s net periodic expense was $108,000, comprised of $138,000 of interest cost and $9,000 of service cost, partially offset by $39,000 in amortization of gains. For the nine months ended September 30, 2022, the Postretirement Plan’s net periodic expense was $96,000, comprised of $18,000 of interest cost and $78,000 of service cost.

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

The following table summarizes recurring and nonrecurring fair value measurements by level at September 30, 2023 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$3,974	$3,974	$—	$—
Liabilities:
Derivative financial instruments	$(7,249)	$(7,249)	$—	$—

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2022 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$4,973	$4,973	$—	$—
Defined benefit plan assets(1) (pooled separate accounts):
Large U.S. Equity(2)	4,586	—	4,586	—	28%
Small/Mid U.S. Equity(3)	2,986	—	2,986	—	18%
International Equity(4)	2,406	—	2,406	—	14%
Fixed Income(5)	6,710	—	6,710	—	40%
	$21,661	$4,973	$16,688	$—

Liabilities:
Derivative financial instruments	$6,732	$6,732	$—	$—

(1)	Included in other assets in the consolidated balance sheets.
(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

9.	LOSS PER SHARE.

The following tables compute basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended September 30, 2023
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(3,489)
Less: Preferred stock dividends	(319)
Basic and Diluted loss per share:
Loss available to common stockholders	$(3,808)	73,191	$(0.05)

	Three Months Ended September 30, 2022
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(28,038)
Less: Preferred stock dividends	(319)
Basic and Diluted loss per share:
Loss available to common stockholders	$(28,357)	73,011	$(0.39)

	Nine Months Ended September 30, 2023
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(9,060)
Less: Preferred stock dividends	(946)
Basic and Diluted loss per share:
Loss available to common stockholders	$(10,006)	73,464	$(0.14)

	Nine Months Ended September 30, 2022
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(8,525)
Less: Preferred stock dividends	(946)
Basic and Diluted loss per share:
Loss available to common stockholders	$(9,471)	71,815	$(0.13)

There were an additional aggregate potentially dilutive weighted-average shares of 981,000 from convertible securities outstanding for the three and nine months ended September 30, 2023. There were an additional aggregate potentially dilutive weighted-average shares of 964,000 from convertible securities outstanding for the three and nine months ended September 30, 2022. These securities were not considered in calculating diluted net loss per share for the three and nine months ended September 30, 2023 and 2022, as their effect would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including:

●	fluctuations in the market prices of alcohols and essential ingredients;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	our ability to fund, and the costs, timing and effects of, our plant improvement initiatives and other capital projects;

●	the projected growth or contraction in the alcohols and essential ingredients markets in which we operate;

●	our strategies for expanding, maintaining or contracting our presence in these markets;

●	anticipated trends in our financial condition and results of operations; and

●	our ability to distinguish ourselves from our current and future competitors.

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

We operate five alcohol production facilities. Three of our production facilities are located in Illinois, one is located in Oregon and another is located in Idaho. We have an annual alcohol production capacity of up to 350 million gallons, including both fuel-grade ethanol and specialty alcohols ranging from industrial-, pharmaceutical-, and high-quality food- and beverage-grade alcohols. Of this amount, we are able to produce up to 110 million gallons annually of specialty alcohols, depending on our product mix among high-quality beverage-grade alcohol and alcohols of other quality specifications. We market and distribute all of the alcohols produced at our facilities as well as fuel-grade ethanol produced by third parties. In 2022, we marketed and distributed approximately 420 million gallons combined of our own alcohols as well as fuel-grade ethanol produced by third parties, and over 1.6 million tons of essential ingredients on a dry matter basis.

We report our financial and operating performance in three segments: (1) Pekin production, which includes the production and sale of alcohols and essential ingredients produced at our three production facilities located in Pekin, Illinois, which we refer to as our Pekin Campus, (2) marketing and distribution, which includes marketing and merchant trading for company-produced alcohols and essential ingredients on an aggregated basis, and sales of fuel-grade ethanol sourced from third parties, and (3) Other production, which includes the production and sale of renewable fuel and essential ingredients produced at all of our other production facilities on an aggregated basis, none of which are individually so significant as to be considered a separately reportable segment.

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

Current Initiatives and Outlook

Our third quarter results reflect a positive contribution from improved ethanol crush margins, particularly in September as corn basis declined as the corn harvest commenced, mitigating an unexpected sharp increase in corn basis levels earlier in the quarter. Our profit for the quarter did not, however, meet our expectations due to the sharp increase in corn basis levels and unusually high unscheduled production downtime that reduced sales volumes, shifted our overall product mix toward lower margin products, and resulted in significant increases in repair and maintenance costs. In addition, lower sales volumes from this unscheduled downtime adversely impacted our hedging strategy to lock in favorable crush spreads, resulting in unanticipated derivative losses. We nevertheless generated positive Adjusted EBITDA for the third quarter and greatly improved our results compared to the third quarter of 2022.

Lower consumer demand has impacted our specialty alcohol sales thus far in 2023, but we are working with our customers to roll a portion of their current-year volume commitments into 2024. Our 2024 contracting season is underway and we are on pace to exceed 2023 delivered gallons at premiums to fuel-grade ethanol. Our goal is to move up the value chain and capture a larger share of the beverage-grade market where our high-quality, low-moisture specialty alcohols and location differentiations create competitive advantages.

We continue to make significant capital expenditures to support our business transformation, diversify our revenue streams and reduce our exposure to often volatile commodity markets. Since late 2019, we have focused on modifying our operations to pursue initiatives to expand margins and increase profitability. In early 2023, we outlined our revenue-enhancing and cost-reducing capital initiatives. These projects have different timelines, returns on investment and risk profiles. As a result, we have evaluated and prioritized our funding needs and options for each project separately with an overall goal of fiscal responsibility. For the third quarter, capital expenditures totaled $7 million, bringing our investments in our plants to $25 million for the first nine months of 2023. We expect the extensive repair and maintenance work completed during the quarter to benefit future production uptime and reliability.

We have already completed several of our short-term projects, including the expansion of our high-quality alcohol product offerings, installation of additional corn storage capacity, replacement of boiler equipment and various other upgrades to our facilities and systems. For our longer-term, more capital-intensive projects, we have engaged experts – third party front-end engineering and design, or FEED, firms – to conduct deeper analyses on the scope, timing and costs of the projects. These projects include implementing systems to produce primary yeast, carbon capture and sequestration, or CCS, installing a natural gas pipeline, developing a cogeneration system, and biogas conversion.

At our Magic Valley plant, we continue to align the CoProMaxTM corn oil extraction and high protein system to achieve the system’s performance guarantees. This process has taken longer than anticipated but we are determined to improve output consistency and optimize production. We continue to evaluate the rollout of corn oil extraction and high protein systems at our other plants, but we have already achieved comparable improvements in corn oil yields at our Pekin Campus dry mill through process optimization unique to the mill’s design.

As part of our longer-term initiatives for high-margin offerings, we plan to expand into primary yeast production and recently received the preliminary results of our FEED study for this project. While the overall findings are promising, inflationary pressures and supply chain constraints have materially impacted installation costs from our original estimates. In addition, the construction period for the project has expanded from eighteen to twenty-seven months. Partially offsetting these adverse developments are an expected decline in operating costs and an improvement in the market price for primary yeast. We continue to evaluate this project and explore funding alternatives to transform this unique opportunity into a completed project.

To better ensure that the construction costs of our other projects reflect current market conditions, we are critically reviewing all of our projects and prioritizing those with sustainable profitability while remaining fiscally vigilant given the challenging capital market environment.

Our new 850,000-bushel corn storage silo at our Pekin Campus is now fully operational and contributing to improved corn procurement costs, greater plant reliability and lower plant operating costs across the production facility. We expect this added capacity to further benefit our operations this coming winter.

We are presently negotiating engineering, procurement and construction contracts for our natural gas pipeline and cogeneration projects. We also continue to make progress on our CCS project. Together with our development partner, we are designing a dedicated pipeline and sequestration system located within a relatively short distance of our Pekin Campus, materially reducing installation costs and external risks to the system.

Based on the current economic environment, our estimates and projections, preliminary FEED study findings and changing capital requirements, we have extended our EBITDA expansion goals by six to twelve months. We are now targeting an incremental increase in annualized Adjusted EBITDA by over $65 million by mid-2026, following the completion of our near-term projects, and by approximately $125 million by year-end 2027, when our primary yeast, CCS and other long-term initiatives are fully realized.

We continue to work on our sustainability goals and in this regard our Pekin Campus earned the Safe Feed/Safe Food third-party product safety certification for our corn meal and corn germ products, further differentiating these essential ingredients from various competing products. In addition, we plan to publish our sustainability report by year-end with the goal of providing key disclosures annually in the same format.

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

Information reconciling forward-looking Adjusted EBITDA to forward-looking consolidated net income (loss) would require a forward-looking statement of consolidated net income (loss) prepared in accordance with GAAP, which is unavailable to us without unreasonable effort. We are not able to provide a quantitative reconciliation of forward-looking Adjusted EBITDA to forward-looking consolidated net income (loss) because certain items required for reconciliation are uncertain, outside of our control and/or cannot reasonably be predicted, such as net sales, cost of goods sold, provision (benefit) for income taxes and asset impairments, which we view as the most material components of consolidated net income (loss) that are not presently estimable.

Reconciliation of Adjusted EBITDA to Consolidated Net Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands) (unaudited)	2023	2022	2023	2022
Net loss	$(3,489)	$(28,038)	$(9,060)	$(8,525)
Adjustments:
Interest expense	2,000	340	5,299	859
Interest income	(179)	(38)	(590)	(341)
Asset impairments	—	—	574	—
Acquisition-related expense	700	875	2,100	2,625
Provision for income taxes	—	—	—	—
Depreciation and amortization expense	5,647	6,260	17,382	19,122
Total adjustments	8,168	7,437	24,765	22,265
Adjusted EBITDA	$4,679	$(20,601)	$15,705	$13,740

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2023	2022	Variance	2023	2022	Variance
Renewable fuel production gallons sold (in millions)	56.6	53.0	6.8%	151.1	153.4	(1.5)%
Specialty alcohol production gallons sold (in millions)	18.6	23.3	(20.2)%	56.6	72.4	(21.8)%
Third party renewable fuel gallons sold (in millions)	21.9	27.6	(20.7)%	82.3	88.4	(6.9)%
Total gallons sold (in millions)	97.1	103.9	(6.5)%	290.0	314.2	(7.7)%

Total gallons produced (in millions)	74.3	74.7	(0.5)%	205.4	226.0	(9.1)%

Production capacity utilization	84%	85%	(1.2)%	78%	86%	(9.3)%

Average sales price per gallon	$2.56	$2.70	(5.2)%	$2.54	$2.66	(4.5)%

Corn cost per bushel – CBOT equivalent	$5.49	$7.27	(24.5)%	$6.21	$6.98	(11.0)%
Average basis(1)	$1.11	$1.08	2.8%	$0.79	$0.80	(1.3)%
Delivered cost of corn	$6.60	$8.35	(21.0)%	$7.00	$7.78	(10.0)%

Total essential ingredients tons sold (in thousands)	423.2	422.0	0.3%	1,086.6	1,234.9	(12.0)%
Essential ingredients revenues as % of delivered cost of corn(2)	35.9%	30.4%	18.1%	37.7%	33.2%	13.6%

Average CBOT ethanol price per gallon	$2.32	$2.51	(7.6)%	$2.33	$2.50	(6.8)%
Average CBOT corn price per bushel	$4.98	$6.58	(24.3)%	$5.94	$7.03	(15.5)%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Essential ingredients revenues as a percentage of delivered cost of corn shows our yield based on sales of essential ingredients, including wet distillers grains and corn oil, generated from alcohol we produced.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent

Net sales	$318,127	$336,877	$(18,750)	(5.6)%	$949,315	$1,007,184	$(57,869)	(5.7)%
Cost of goods sold	313,966	356,716	(42,750)	(12.0)%	931,137	1,013,406	(82,269)	(8.1)%
Gross profit (loss)	$4,161	$(19,839)	$24,000	NM *	$18,178	$(6,222)	$24,400	NM *
Percentage of net sales	1.3%	(5.9)%			1.9%	(0.6)%

*	Not meaningful

Three months ended September 30, 2023 as compared to the three months ended September 30, 2022

Net Sales

The decline in our consolidated net sales for the three months ended September 30, 2023 as compared to the same period in 2022 was primarily due to fewer total gallons sold on a gross basis, mainly specialty alcohol, and lower average sales prices per gallon. We produced and sold fewer gallons of specialty alcohol in part to align production and sales volumes with our customer order volumes during the quarter. In addition, we experienced unusually high unscheduled production downtime during the quarter which also reduced sales volumes. We marketed no third-party gallons on a net basis during the quarter since we had previously ended our contractual relationship with the two fuel-grade ethanol plants for which we sold their production to focus on sales of our own fuel-grade ethanol production.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment decreased by $5.1 million, or 4%, to $128.6 million for the three months ended September 30, 2023 as compared to $133.7 million for the same period in 2022. Our total volume of production gallons sold increased by 1.7 million gallons, or 3%, to 52.0 million gallons for the three months ended September 30, 2023 as compared to 50.3 million gallons for the same period in 2022. The decrease of $0.19, or 7%, in the segment’s average sales price per gallon for the three months ended September 30, 2023 as compared to the same period in 2022 reduced our net sales from the segment by $9.3 million. At the segment’s average sales price per gallon of $2.47 for the three months ended September 30, 2023, we generated $4.2 million more in net sales from the 1.7 million additional gallons of alcohol sold in the three months ended September 30, 2023 as compared to the same period in 2022.

Net sales of essential ingredients from our Pekin Campus production segment decreased by $2.9 million, or 5%, to $51.6 million for the three months ended September 30, 2023 as compared to $54.5 million for the same period in 2022. Our total volume of essential ingredients sold increased by 8,000 tons, or 4%, to 226,100 tons for the three months ended September 30, 2023 from 218,100 tons for the same period in 2022. The decrease of $21.69, or 9%, in the segment’s average sales price per ton for the three months ended September 30, 2023 as compared to the same period in 2022 reduced our net sales from the segment by $4.7 million. At the segment’s average sales price per ton of $228.37 for the three months ended September 30, 2023, we generated $1.8 million in additional net sales from the 8,000 additional tons of essential ingredients sold in the three months ended September 30, 2023 as compared to the same period in 2022.

Marketing and Distribution Segment

Net sales of alcohol from our marketing and distribution segment, excluding intersegment sales, increased by $3.3 million, or 6%, to $58.9 million for the three months ended September 30, 2023 as compared to $55.6 million for the same period in 2022.

Our volume of third-party alcohol sold reported gross by the segment increased by 2.9 million gallons, or 15%, to 21.9 million gallons for the three months ended September 30, 2023 as compared to 19.0 million gallons for the same period in 2022. At the segment’s average sales price per gallon of $2.69 for the three months ended September 30, 2023, we generated $7.8 million in additional net sales from the 2.9 million additional gallons of third-party alcohol sold gross in the three months ended September 30, 2023 as compared to the same period in 2022. The $0.22 per gallon, or 8%, decrease in the segment’s average sales price per gallon for the three months ended September 30, 2023 as compared to the same period in 2022 resulted in a $4.2 million decline in our net sales from third-party fuel-grade ethanol sold by the segment.

Our volume of alcohol sold reported net by the segment decreased by 8.6 million gallons, or 100%, to no gallons sold net for the three months ended September 30, 2023 as compared to 8.6 million gallons for the same period in 2022. This decline reduced net sales by $0.3 million.

Other Production Segment

Net sales of alcohol from our Other production segment decreased by $7.3 million, or 11%, to $57.2 million for the three months ended September 30, 2023 as compared to $64.5 million for the same period in 2022. Our total volume of alcohol sold declined by 1.3 million gallons, or 6%, to 22.2 million gallons for the three months ended September 30, 2023 as compared to 23.5 million gallons for the same period in 2022. At the segment’s average sales price per gallon of $2.57 for the three months ended September 30, 2023, we generated $3.3 million less in net sales from the 1.3 million fewer gallons of alcohol sold in the three months ended September 30, 2023 as compared to the same period in 2022. The decrease of $0.17, or 6%, in the segment’s average sales price per gallon for the three months ended September 30, 2023 as compared to the same period in 2022 reduced our net sales from the segment by $4.0 million.

Net sales of essential ingredients from our other production segment decreased by $6.6 million, or 27%, to $17.8 million for the three months ended September 30, 2023 as compared to $24.4 million for the same period in 2022. Our total volume of essential ingredients sold declined by 6,800 tons, or 3%, to 197,100 tons for the three months ended September 30, 2023 from 203,900 tons for the same period in 2022. The decrease of $29.34, or 24%, in our average sales price per ton for the three months ended September 30, 2023 as compared to the same period in 2022 decreased our net sales of essential ingredients from the segment by $6.0 million. At the segment’s average sales price per ton of $90.52 for the three months ended September 30, 2023, we generated $0.6 million less in net sales from the 6,800 fewer tons of essential ingredients sold in the three months ended September 30, 2023 as compared to the same period in 2022.

Corporate and other

Net sales of alcohol from corporate and other remained flat at $4.1 million for the three months ended September 30, 2023 as compared to the same period in 2022. These sales are from Eagle Alcohol’s business.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit (loss) increased to $4.2 million in gross profit for the three months ended September 30, 2023 from a gross loss of $19.8 million for the same period in 2022, representing a gross margin of 1.3% for the three months ended September 30, 2023 compared to a negative gross margin of 5.9% for the same period in 2022. Our consolidated gross profit increased due to improved commodity margins as a result of lower corn costs relative to the price of fuel-grade ethanol. Our gross profit for the quarter did not, however, meet our expectations due to unusually high unscheduled production downtime that reduced sales volumes, shifted our overall product mix toward lower margin products, and resulted in significant increases in repair and maintenance costs. In addition, lower sales volumes from this unscheduled downtime adversely impacted our hedging strategy to lock in favorable crush spreads, resulting in unanticipated derivative losses. Our gross profit for the quarter was also negatively impacted by an unexpected sharp increase in corn basis levels earlier in the quarter despite a decline in corn basis levels in September as the corn harvest commenced.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit, net of intercompany activity, improved by $20.1 million to a gross profit of $1.1 million for the three months ended September 30, 2023 as compared to gross loss of $19.0 million for the same period in 2022. This improvement in gross profit is primarily attributable to higher fuel-grade ethanol margins.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit, net of intercompany activity, improved by $0.5 million to a gross profit of $0.9 million for the three months ended September 30, 2023 as compared to $0.4 million for the same period in 2022. Of this improvement, $0.4 million is attributable to higher margins from sales of third-party fuel-grade ethanol and $0.1 million is attributable to higher sales volumes for the three months ended September 30, 2023 as compared to the same period in 2022.

Other Production Segment

Our other production segment’s gross profit, net of intercompany activity, improved by $4.2 million to a gross profit of $1.7 million for the three months ended September 30, 2023 as compared to a gross loss of $2.5 million for the same period in 2022. Of this improvement, $4.3 million is attributable to higher fuel-grade ethanol margins, partially offset by $0.1 million in lower volumes sold.

Corporate and other

Gross profit from corporate and other declined by $0.8 million to a gross profit of $0.5 million for the three months ended September 30, 2023 as compared to $1.3 million for the same period in 2022, all of which were from Eagle Alcohol’s business.

Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

Net Sales

The decline in our consolidated net sales for the nine months ended September 30, 2023 as compared to the same period in 2022 was primarily due to fewer total gallons sold, mainly specialty alcohol, an overall lower average sales price per gallon and lower volumes of essential ingredients sold at lower prices. We produced and sold fewer gallons of specialty alcohol in part to align production and sales volumes with our customer order volumes during the period. In addition, we experienced unusually high unscheduled production downtime during the third quarter which also reduced sales volumes for the nine-month period. We marketed no third-party gallons on a net basis during the period since we had previously ended our contractual relationship with the two fuel-grade ethanol plants for which we sold their production to instead focus on sales of our own fuel-grade ethanol production.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment decreased by $4.9 million, or 1%, to $388.6 million for the nine months ended September 30, 2023 as compared to $393.5 million for the same period in 2022. Our total volume of production gallons sold increased by 9.6 million gallons, or 6%, to 158.0 million gallons for the nine months ended September 30, 2023 as compared to 148.4 million gallons for the same period in 2022. The decrease of $0.19, or 7%, in the segment’s average sales price per gallon for the nine months ended September 30, 2023 as compared to the same period in 2022 reduced our net sales from the segment by $28.5 million. At the segment’s average sales price per gallon of $2.46 for the nine months ended September 30, 2023, we generated $23.6 million in additional net sales from the 9.6 million additional gallons of alcohol sold in the nine months ended September 30, 2023 as compared to the same period in 2022.

Net sales of essential ingredients from our Pekin Campus production segment decreased by $0.5 million, or less than 1%, to $169.2 million for the nine months ended September 30, 2023 as compared to $169.7 million for the same period in 2022. Our total volume of essential ingredients sold increased by 15,300 tons, or 2%, to 660,200 tons for the nine months ended September 30, 2023 from 644,900 tons for the same period in 2022. The decrease of $6.78, or 3%, in the segment’s average sales price per ton for the nine months ended September 30, 2023 as compared to the same period in 2022 decreased our net sales from the segment by $4.4 million. At the segment’s average sales price per ton of $256.32 for the nine months ended September 30, 2023, we generated $3.9 million in additional net sales from the 15,300 additional tons of essential ingredients sold in the nine months ended September 30, 2023 as compared to the same period in 2022.

Marketing and Distribution Segment

Net sales of alcohol from our marketing and distribution segment, excluding intersegment sales, increased by $42.3 million, or 24%, to $216.0 million for the nine months ended September 30, 2023 as compared to $173.7 million for the same period in 2022.

Our volume of third-party alcohol sold reported gross by the segment increased by 22.6 million gallons, or 38%, to 82.3 million gallons for the nine months ended September 30, 2023 as compared to 59.7 million gallons for the same period in 2022. At the segment’s average sales price per gallon of $2.62 for the nine months ended September 30, 2023, we generated $59.2 million in additional net sales from the 22.6 million additional gallons of third-party alcohol sold gross in the nine months ended September 30, 2023 as compared to the same period in 2022. The $0.27 per gallon, or 9%, decrease in the segment’s average sales price per gallon for the nine months ended September 30, 2023 as compared to the same period in 2022 resulted in a $16.2 million decline in our net sales from third-party fuel-grade ethanol sold by the segment.

Our volume of alcohol sold reported net by the segment decreased by 28.7 million gallons, or 100%, to no gallons sold net for the nine months ended September 30, 2023 as compared to 28.7 million gallons for the same period in 2022. This decline reduced net sales by $0.7 million.

Other Production Segment

Net sales of alcohol from our other production segment decreased by $69.0 million, or 36%, to $122.5 million for the nine months ended September 30, 2023 as compared to $191.5 million for the same period in 2022. Our total volume of alcohol sold declined by 25.8 million gallons, or 36%, to 46.6 million gallons for the nine months ended September 30, 2023 as compared to 72.4 million gallons for the same period in 2022. At the segment’s average sales price per gallon of $2.63 for the nine months ended September 30, 2023, we generated $67.8 million less in net sales from the 25.8 million fewer gallons of alcohol sold in the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease of $0.02, or less than 1%, in the segment’s average sales price per gallon for the nine months ended September 30, 2023 as compared to the same period in 2022 reduced our net sales from the segment by $1.2 million. The decline in gallons sold by our other production segment resulted from the idling of our Magic Valley plant during the first quarter of 2023 due to unfavorable market conditions and to facilitate the installation of our new high protein systems at the plant. We restarted our Magic Valley facility in April 2023, but did not achieve higher fuel-grade ethanol production levels until later in the second quarter.

Net sales of essential ingredients from our other production segment decreased by $26.1 million, or 39%, to $40.6 million for the nine months ended September 30, 2023 as compared to $66.7 million for the same period in 2022. Our total volume of essential ingredients sold declined by 163,600 tons, or 28%, to 426,400 tons for the nine months ended September 30, 2023 from 590,000 tons for the same period in 2022. At the segment’s average sales price per ton of $95.25 for the nine months ended September 30, 2023, we generated $15.6 million less in net sales from the 163,600 fewer tons of essential ingredients sold in the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease of $17.88, or 16%, in our average sales price per ton for the nine months ended September 30, 2023 as compared to the same period in 2022 reduced our net sales of essential ingredients from the segment by $10.5 million.

Corporate and other

Net sales of alcohol from corporate and other increased by $0.3 million, or 3%, to $12.3 million for the nine months ended September 30, 2023, as compared to $12.0 million for the same period in 2022. These sales are from Eagle Alcohol’s business.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit increased to $18.2 million for the nine months ended September 30, 2023 from a gross loss of $6.2 million for the same period in 2022, representing a gross margin of 1.9% for the nine months ended September 30, 2023 compared to a negative gross margin of 0.6% for the same period in 2022. Our consolidated gross profit improved due to improved commodity margins as a result of lower corn costs relative to the price of fuel-grade ethanol. Our gross profit for the period did not, however, meet our expectations in part due to unusually high unscheduled production downtime in the third quarter that reduced sales volumes, shifted our overall product mix toward lower margin products, and resulted in significant increases in repair and maintenance costs.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit, net of intercompany activity, increased by $20.3 million to a gross profit of $13.7 million for the nine months ended September 30, 2023 as compared to gross loss of $6.6 million for the same period in 2022.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit, net of intercompany activity, improved by $3.4 million to a gross profit of $3.3 million for the nine months ended September 30, 2023 as compared to a gross loss of $0.1 million for the same period in 2022. Of this improvement, $3.0 million is attributable to higher margins from sales of third-party fuel-grade ethanol and $0.4 million is attributable to higher sales volumes for the nine months ended September 30, 2023 as compared to the same period in 2022.

Other Production Segment

Our other production segment’s gross profit, net of intercompany activity, improved by $0.8 million to a gross loss of $1.8 million for the nine months ended September 30, 2023 as compared to a gross loss of $2.6 million for the same period in 2022. Of this improvement, $0.7 million is attributable to higher fuel-grade ethanol margins and $0.1 million is attributable to higher sales volumes.

Corporate and other

Gross profit from corporate and other remained flat at $3.0 million for the nine months ended September 30, 2023, all of which were from Eagle Alcohol’s business.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Selling, general and administrative expenses	$8,488	$7,403	$1,085	14.7%	$24,281	$24,028	$253	1.1%
Percentage of net sales	2.7%	2.2%			2.6%	2.4%

Our SG&A expenses increased for the three and nine months ended September 30, 2023 as compared to the same period in 2022. The period over period increases in SG&A expenses are primarily due to increased stock compensation expenses, compensation-related expenses and litigation accruals, partially offset by a reduction in accruals for deferred cash payments attributable to our acquisition of Eagle Alcohol.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Interest Expense, net	$2,000	$340	$1,660	488.2%	$5,299	$859	$4,440	516.9%
Percentage of net sales	0.6%	0.1%			0.6%	0.1%

Our interest expense increased for the three and nine months ended September 30, 2023 as compared to the same periods in 2022. The increase resulted from higher debt balances due to our recent term loan to fund our capital improvement projects as well as higher interest rates under Kinergy’s line of credit resulting from the general rise in interest rates.

Income from Cash Grant

We applied for the USDA’s Biofuel Producer Program in 2022. As a result, we received $2.8 million for the three and nine months ended September 30, 2023 after receiving an initial payment of $22.7 million for the nine months ended September 30, 2022. These cash grants are not required to be repaid nor will they recur in the future.

Net Loss Available to Common Stockholders

The following table presents our net loss available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Net loss available to common stockholders	$(3,808)	$(28,357)	$(24,549)	(86.6)%	$(10,006)	$(9,471)	$535	5.6%
Percentage of net sales	(1.2)%	(8.4)%			(1.1)%	(0.9)%

The decline in our net loss available to common stockholders for the three months ended September 30, 2023 as compared to the same period in 2022 is primarily due to improved margins from a lower cost of corn.

Liquidity and Capital Resources

During the nine months ended September 30, 2023, we funded our operations primarily from cash generated by our operations, proceeds from our line of credit and cash on hand. In addition to funding our operations, our capital resources were used to advance our capital improvement projects and make an annual payment for our acquisition of Eagle Alcohol. As of September 30, 2023, we had $26.2 million in cash and cash equivalents, $53.4 million available for borrowing under Kinergy’s operating line of credit and $40.0 million available for borrowing under our Orion term loan. We also have an option to expand the Orion term loan by up to $25.0 million upon the satisfaction of certain conditions. We believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs for the next twelve months from the date of this report.

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

	September 30, 2023	December 31, 2022	Change
Cash, cash equivalents and restricted cash	$34,861	$49,525	(29.6)%
Current assets	$168,205	$199,121	(15.5)%
Property and equipment, net	$248,882	$239,069	4.1%
Current liabilities	$58,415	$78,017	(25.1)%
Long-term debt	$75,878	$68,356	11.0%
Working capital	$109,790	$121,104	(9.3)%
Working capital ratio	2.88	2.55	12.9%

Changes in Working Capital and Cash Flows

Working capital declined slightly to $109.8 million at September 30, 2023 from $121.1 million at December 31, 2022 due to a decrease of $30.9 million in current assets and a decrease of $19.6 million in current liabilities.

Current assets declined primarily due to a decrease in cash, cash equivalents and restricted cash of $14.7 million and a decrease in accounts receivable, inventories and derivative assets due to changes in average commodity prices for the nine months ended September 30, 2023 as compared to the same period in 2022.

Our current liabilities decreased primarily due to lower accrued liabilities as a result of our payment of accrued contingent consideration for our acquisition of Eagle Alcohol and lower utility accruals in the current period, partially offset by an increase in the value of derivative instruments due to the end of period change in commodity prices for open contracts.

Our cash, cash equivalents and restricted cash declined by $14.7 million primarily due to $28.1 million in cash used in our investing activities, partially offset by $10.2 million in cash provided by our operating activities and $3.2 million in cash provided by our financing activities, as further detailed below.

Cash provided by our Operating Activities

We generated $10.2 million in cash from our operating activities for the nine months ended September 30, 2023 as compared to $1.8 million for the same period in 2022. Specific factors that contributed to the change in cash generated by our operating activities include:

●	a decrease of $17.7 million in gains from our derivative instruments due to changes in the number of positions and commodity prices; and

●	an increase of $22.8 million related to changes in inventories due to changes in the quantity of finished goods and commodity prices.

These amounts were partially offset by:

●	a decrease of $13.5 million related to changes in accounts receivable balances due to the timing of our collections;

●	a decrease of $9.4 million related to other assets, primarily driven by changes in the value of derivative instruments due to changes in commodity prices; and

●	a decrease of $8.0 million related to higher inventory valuations, as various commodity prices increased for the period.

Cash used in our Investing Activities

We used $28.1 million in cash during the period to fund $24.6 million of additions to property and equipment, including for our capital improvement projects, and to fund $3.5 million of contingent purchase price payments for our acquisition of Eagle Alcohol.

Cash provided by our Financing Activities

Cash provided by our financing activities was $3.2 million for the nine months ended September 30, 2023, which reflects net proceeds of $6.8 million from Kinergy’s operating line of credit, partially offset by $2.7 million of stock repurchases and $0.9 million paid in preferred stock dividends, as compared to $6.4 million of cash used in our financing activities for the same period in 2022.

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

We believe Kinergy and Alto Nutrients are in compliance with the fixed-charge coverage ratio covenant as of the filing of this report. The following table sets forth the fixed-charge coverage ratio financial covenant and the actual results for the periods presented:

	Three Months Ended September 30,		Years Ended December 31,
	2023	2022	2022	2021

Fixed-Charge Coverage Ratio Requirement	1.10	2.00	1.10	2.00
Actual	4.09	3.13	3.54	13.32
Excess	2.99	1.13	2.44	11.32

Alto Ingredients, Inc. has guaranteed all of Kinergy’s obligations under the credit facility. As of September 30, 2023, Kinergy had an outstanding balance of $24.9 million and $53.4 million of unused borrowing availability under the credit facility.

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

As of September 30, 2023, the outstanding principal balance under the Term Loan was $60,000,000.

Share Repurchase Program

For the nine months ended September 30, 2023, we repurchased 1,249,000 shares of our common stock as part of our publicly announced share repurchase program at an average price per share of $2.15 for an aggregate expenditure of $2,683,000. We did not repurchase any shares in the three months ended September 30, 2023.

Other Cash Obligations

As of September 30, 2023, we had future commitments for certain capital projects totaling $23.6 million. These commitments are scheduled to be satisfied throughout 2024.

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

We produce alcohol and essential ingredients. Our business is particularly sensitive to changes in the prices of ethanol and corn. In the ordinary course of business, we may enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in ethanol and corn prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

We satisfy our physical corn needs, the principal raw material used to produce our alcohols and essential ingredients, based on purchases from our corn vendors. Generally, we determine the purchase price of our corn at or near the time we begin to grind. Additionally, we also enter into volume contracts with our vendors to fix the purchase price. As such, we are also subject to market risk with respect to the price of corn. The price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade, including trade and other sanctions that may be levied against grain producing countries, and global supply and demand. Under the fixed price arrangements, we assume the risk of a decrease in the market price of corn between the time the price is fixed and the time the corn is utilized.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized net gains of $2.5 million and $20.2 million related to the changes in the fair values of these contracts for the nine months ended September 30, 2023 and 2022, respectively.

At September 30, 2023, we prepared a sensitivity analysis to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The analysis uses average CBOT prices for the year and does not factor in future contracted volumes. The results of this analysis for the nine months ended September 30, 2023, which may differ materially from actual results, are as follows (in millions):

Commodity	Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	290.0	Gallons	$(48.5)
Corn	74.2	Bushels	$(44.1)

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2023 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

ITEM 1A. RISK FACTORS.

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other information contained in this Report and in our other filings with the Securities and Exchange Commission, including subsequent reports on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Alto Ingredients, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline, and you may lose all or part of your investment.

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

Ukraine, prior to its war with Russia, was one of the largest exporters of grain in the world. Russia is one of the largest producers of grain, natural gas and oil, and is the largest exporter of fertilizers. The commodity price impact of the war in Ukraine has been a sharp and sustained rise in grain prices, including for corn, our most important production input commodity. In addition, the war in Ukraine has adversely affected and may continue to adversely affect global supply chains resulting in further commodity price inflation for our production inputs. Lower fertilizer supplies and higher prices may also impact yields in future growing seasons, further impacting grain supplies and prices. India also recently banned certain rice exports to ensure adequate domestic availability at reasonable prices. Wheat, corn, rice and other grains are considered economic substitutes and their relative prices affect one another to varying degrees. Higher global grain prices may induce U.S. farmers to lock in prices and export additional volumes, reducing domestic grain supplies and resulting in further inflationary pressures on key production inputs.

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

Disruptions in our production or distribution, including from climate change and other weather effects, may adversely affect our business, results of operations and financial condition.

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

We have incurred significant losses and negative operating cash flow in the past. For example, for the three and nine months ended September 30, 2023 and the years ended December 31, 2022 and 2020, we incurred consolidated net losses of approximately $3.5 million, $9.1 million, $41.6 million and $17.3 million, respectively. For the three months ended March 31, 2023, we experienced negative operating cash flow of approximately $23.3 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

Risks Related to Legal and Regulatory Matters

We may be adversely affected by environmental, health and safety laws and regulations, as well as liabilities which may not be adequately covered by insurance.

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

Although many trade groups, academics and governmental agencies support fuel-grade ethanol as a fuel additive that promotes a cleaner environment, others criticize fuel-grade ethanol production and use as consuming considerably more energy and emitting more greenhouse gases than other biofuels and potentially depleting water resources. Some studies suggest that corn-based ethanol is less efficient than ethanol produced from other feedstock and that it negatively impacts consumers by causing increased prices for dairy, meat and other food generated from livestock that consume corn. Additionally, critics of fuel-grade ethanol contend that corn supplies are redirected from international food markets to domestic fuel markets. If negative views of corn-based ethanol production gain broader acceptance, support for existing measures promoting use and domestic production of corn-based ethanol as a fuel additive could decline, leading to a reduction or repeal of federal ethanol usage mandates, which would materially and adversely affect the demand for fuel-grade ethanol. These views could also negatively impact public perception of the fuel-grade ethanol industry and acceptance of ethanol as an alternative fuel.

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

For the three months ended September 30, 2023, in connection with satisfying our withholding requirements, we withheld the following number of shares of our common stock and remitted cash payments to cover the minimum withholding tax amounts, thereby effectively repurchasing from the employees such number of shares of our common stock at the following deemed purchase prices:

Month	Number of Shares Withheld	Deemed Purchase Price Per Share	Aggregate Purchase Price
July	—	$—	$—
August	—	$—	$—
September	4,725	$3.68	$17,388

Dividends

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of specified financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends.

For the three and nine months ended September 30, 2023 and 2022, we accrued and paid in cash an aggregate of $0.3 million and $0.9 million, respectively, in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS.

Exhibit Number	Description
10.1	Second Amended and Restated Employment Agreement dated September 17, 2023 between Bryon T. McGregor and Alto Ingredients, Inc. (#)
10.2	Third Amended and Restated Employment Agreement dated September 18, 2023 between Michael D. Kandris and Alto Ingredients, Inc. (#)
10.3	Second Amended and Restated Employment Agreement dated September 17, 2023 between Robert R. Olander and Alto Ingredients, Inc. (#)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	Inline XBRL Instance Document (*)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (*)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (*)

(*)	Filed herewith.
(#)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTO INGREDIENTS, INC.

Dated: November 8, 2023	By:	/s/ ROBERT R. OLANDER
Robert R. Olander
Chief Financial Officer
(Principal Financial and Accounting Officer)