Form 10-Q
period 2024-03-31
Alto Ingredients, Inc.
filed 2024-05-08
CIK 778164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, there were 76,628,808 shares of Alto Ingredients, Inc. common stock, $0.001 par value per share, and 896 shares of Alto Ingredients, Inc. non-voting common stock, $0.001 par value per share, outstanding.

-i-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2024	2023
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$29,310	$30,014
Restricted cash	12,762	15,466
Accounts receivable (net of allowance for credit losses of $58 and $85, respectively)	58,081	58,729
Inventories	42,610	52,611
Derivative instruments	52	2,412
Other current assets	8,028	9,538
Total current assets	150,843	168,770
Property and equipment, net	248,901	248,748
Other Assets:
Right of use operating lease assets, net	21,506	22,597
Intangible assets, net	8,351	8,498
Other assets	5,034	5,628
Total other assets	34,891	36,723
Total Assets	$434,635	$454,241

*	Amounts derived from the audited financial statements for the year ended December 31, 2023.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	March 31,	December 31,
	2024	2023
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,508	$20,752
Accrued liabilities	18,166	20,205
Current portion – operating leases	4,486	4,333
Derivative instruments	8,299	13,849
Other current liabilities	5,595	6,149
Total current liabilities	55,054	65,288

Long-term debt	84,069	82,097
Operating leases, net of current portion	17,895	19,029
Other liabilities	8,958	8,270
Total Liabilities	165,976	174,684
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of March 31, 2024 and December 31, 2023; liquidation preference of $18,075 as of March 31, 2024	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 77,018 and 75,703 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	77	76
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,042,053	1,040,912
Accumulated other comprehensive income	2,481	2,481
Accumulated deficit	(775,953)	(763,913)
Total Stockholders’ Equity	268,659	279,557
Total Liabilities and Stockholders’ Equity	$434,635	$454,241

*	Amounts derived from the audited financial statements for the year ended December 31, 2023.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Net sales	$240,629	$313,891
Cost of goods sold	243,029	317,055
Gross loss	(2,400)	(3,164)
Selling, general and administrative expenses	(7,932)	(7,882)
Asset impairments	—	(574)
Loss from operations	(10,332)	(11,620)
Interest expense, net	(1,634)	(1,565)
Other income, net	241	19
Loss before provision for income taxes	(11,725)	(13,166)
Provision for income taxes	—	—
Net loss	$(11,725)	$(13,166)
Preferred stock dividends	$(315)	$(312)
Net loss available to common stockholders	$(12,040)	$(13,478)
Net loss per share, basic and diluted	$(0.17)	$(0.18)
Weighted-average shares outstanding, basic and diluted	72,766	73,815

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net loss	$(11,725)	$(13,166)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	5,728	6,055
(Gains) losses on derivative instruments	(3,338)	1,777
Non-cash compensation	1,142	752
Inventory valuation	597	—
Asset impairments	—	574
Amortization of deferred financing fees	252	235
Amortization of debt discount	200	198
Credit recovery	(27)	(39)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	675	2,157
Inventories	9,405	(519)
Other assets	2,106	4,027
Operating leases	(1,415)	(1,226)
Accounts payable and accrued liabilities	(2,171)	(24,172)
Net cash provided by (used in) operating activities	1,429	(23,347)
Investing Activities:
Additions to property and equipment	(4,643)	(9,602)
Deferred purchase price payments for Eagle Alcohol	(1,400)	(3,500)
Net cash used in investing activities	(6,043)	(13,102)
Financing Activities:
Net proceeds from Kinergy’s line of credit	1,521	15,354
Stock repurchases	—	(1,682)
Preferred stock dividends paid	(315)	(312)
Net cash provided by financing activities	1,206	13,360
Net decrease in cash, cash equivalents and restricted cash	(3,408)	(23,089)
Cash, cash equivalents and restricted cash at beginning of period	45,480	49,525
Cash, cash equivalents and restricted cash at end of period	$42,072	$26,436

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$29,310	$21,173
Restricted cash	12,762	5,263
Total cash, cash equivalents and restricted cash	$42,072	$26,436
Supplemental Information:
Interest paid	$2,042	$1,886
Interest expense capitalized	$886	$839

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances, January 1, 2024	927	$1	75,703	$76	$1,040,912	$(763,913)	$2,481	$279,557
Stock-based compensation	—	—	—	—	1,142	—	—	1,142
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	1,315	1	(1)	—	—	—
Preferred stock dividends	—	—	—	—	—	(315)	—	(315)
Net loss	—	—	—	—	—	(11,725)	—	(11,725)
Balances, March 31, 2024	927	$1	77,018	$77	$1,042,053	$(775,953)	$2,481	$268,659

Balances, January 1, 2023	927	$1	75,154	$75	$1,040,834	$(734,643)	$1,822	$308,089
Stock-based compensation	—	—	—	—	752	—	—	752
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	1,893	2	(8)	—	—	(6)
Stock repurchases	—	—	(860)	(1)	(1,681)	—	—	(1,682)
Preferred stock dividends	—	—	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	—	(13,166)	—	(13,166)
Balances, March 31, 2023	927	$1	76,187	$76	$1,039,897	$(748,121)	$1,822	$293,675

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Alto Ingredients, Inc., a Delaware corporation, and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”), including Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Alto Nutrients, LLC, a California limited liability company, Eagle Alcohol Company, LLC, a Delaware limited liability company (“Eagle Alcohol”), Alto Op Co., a Delaware corporation, Alto Pekin, LLC, a Delaware limited liability company, and Alto ICP, LLC, a Delaware limited liability company, and the Company’s production facilities in Oregon and Idaho.

The Company produces and distributes renewable fuel, essential ingredients and specialty alcohols. The Company also specializes in purchase and break bulk distribution of specialty alcohols produced by the Company and third parties. The Company’s production facilities in Pekin, Illinois are located in the heart of the Corn Belt. The Company’s two production facilities in Oregon and Idaho are located in close proximity to both feed and fuel-grade ethanol customers.

The Company has a combined alcohol production capacity of 350 million gallons per year and produces, on an annualized basis, over 1.6 million tons of essential ingredients, such as dried yeast, corn protein meal, corn protein feed, corn germ, and distillers grains and liquid feed used in commercial animal feed and pet foods. In addition, the Company markets and distributes renewable fuel produced by third parties.

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

As of March 31, 2024, all of the Company’s production facilities were operating, except its Magic Valley facility in Idaho. In January 2024, the Company temporarily hot-idled the facility to minimize losses from negative regional crush margins and to expedite the installation of additional equipment needed to achieve the Company’s intended production rate, quality and consistency from the corn oil and high protein system. As market conditions change, the Company may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounts Receivable and Allowance for Credit Losses – Trade accounts receivable are presented at original invoice amount, net of the allowance for credit losses. The Company sells specialty alcohols to large consumer product companies, sells fuel-grade ethanol to gasoline refining and distribution companies, sells essential ingredients such as dried yeast for human and pet food and to animal feed customers, including distillers grains to export markets, sells those same and other feed co-products to dairy operators and animal feedlots and sells corn oil to poultry and biodiesel customers, in each case generally without requiring collateral.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. The Company regularly reviews accounts receivable and based on assessments of current customer creditworthiness, estimates the portion, if any, of the customer balance that will not be collected.

Of the accounts receivable balance, approximately $50,008,000 and $51,315,000 at March 31, 2024 and December 31, 2023, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for credit losses was $58,000 and $85,000 as of March 31, 2024 and December 31, 2023, respectively. The Company recorded bad debt recoveries of $27,000 and $39,000 for the three months ended March 31, 2024 and 2023, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

2. SEGMENTS.

The Company reports its financial and operating performance in three segments: (1) Pekin Campus production, which includes the production and sale of alcohols and essential ingredients produced at the Company’s Pekin, Illinois campus (2) marketing and distribution, which includes marketing and merchant trading for Company-produced alcohols and essential ingredients on an aggregated basis, and sales of fuel-grade ethanol sourced from third parties, and (3) Western production, which includes the production and sale of fuel-grade ethanol and essential ingredients produced at the Company’s two western production facilities on an aggregated basis, neither of which are individually so significant to be considered a separately reportable segment.

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended March 31,
	2024	2023
Net Sales
Pekin Campus production, recorded as gross:
Alcohol sales	$108,350	$132,381
Essential ingredient sales	46,709	63,631
Intersegment sales	321	313
Total Pekin Campus sales	155,380	196,325
Marketing and distribution:
Alcohol sales, gross	$54,431	$84,381
Alcohol sales, net	34	114
Intersegment sales	2,752	2,843
Total marketing and distribution sales	57,217	87,338
Western production, recorded as gross:
Alcohol sales	$20,231	$20,932
Essential ingredient sales	7,826	8,353
Intersegment sales	—	1
Total Western production sales	28,057	29,286

Corporate and other	3,048	4,099
Intersegment eliminations	(3,073)	(3,157)
Net sales as reported	$240,629	$313,891
Cost of goods sold:
Pekin Campus production	$151,112	$198,178
Marketing and distribution	53,685	83,126
Western production	36,517	33,982
Corporate and other	2,794	2,369
Intersegment eliminations	(1,079)	(600)
Cost of goods sold as reported	$243,029	$317,055

Gross profit (loss):
Pekin Campus production	$4,268	$(1,853)
Marketing and distribution	3,532	4,212
Western production	(8,460)	(4,696)
Corporate and other	254	1,730
Intersegment eliminations	(1,994)	(2,557)
Gross loss as reported	$(2,400)	$(3,164)

Loss before provision for income taxes:
Pekin Campus production	$108	$(5,117)
Marketing and distribution	1,305	2,010
Western production	(10,976)	(5,698)
Corporate and other	(2,162)	(4,361)
	$(11,725)	$(13,166)
Depreciation and amortization expense:
Pekin Campus production	$5,035	$4,819
Western production	465	1,009
Corporate and other	228	227
	$5,728	$6,055
Interest expense, net of capitalized interest:
Pekin Campus production	$261	$(485)
Marketing and distribution	96	494
Western production	630	(354)
Corporate and other	647	1,910
	$1,634	$1,565

The following table sets forth the Company’s total assets by operating segment (in thousands):

	March 31, 2024	December 31, 2023
Total assets:
Pekin Campus production	$250,773	$251,048
Marketing and distribution	92,747	101,196
Western production	52,755	57,533
Corporate and other	38,360	44,464
	$434,635	$454,241

3. INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, essential ingredients and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a valuation allowance of $597,000 and $2,201,000 as of March 31, 2024 and December 31, 2023, respectively. Inventory balances consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Finished goods	$28,648	$35,765
Work in progress	4,082	5,063
Raw materials	7,934	10,313
Other	1,946	1,470
Total	$42,610	$52,611

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on alcohol sales and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price. In addition, the Company hedges anticipated sales of alcohol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three months ended March 31, 2024 and 2023, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and alcohols by entering into exchange-traded futures contracts or options for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net gains of $3,338,000 and net losses of $1,777,000 as the change in the fair value of these contracts for the three months ended March 31, 2024 and 2023, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of March 31, 2024
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$12,762
Commodity contracts	Derivative instruments	$52	Derivative instruments	$8,299

	As of December 31, 2023
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$15,466
Commodity contracts	Derivative instruments	$2,412	Derivative instruments	$13,849

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

The classification and amounts of the Company’s realized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		For the three months Ended March 31,
Type of Instrument	Statements of Operations Location	2024	2023
Commodity contracts	Cost of goods sold	$148	$(7,703)
		$148	$(7,703)

		Unrealized Gains
		For the three months Ended March 31,
Type of Instrument	Statements of Operations Location	2024	2023
Commodity contracts	Cost of goods sold	$3,190	$5,926
		$3,190	$5,926

5. DEBT.

Long-term borrowings are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Kinergy line of credit	$32,210	$30,690
Orion term loan	60,000	60,000
	92,210	90,690
Less unamortized debt discount	(3,693)	(3,893)
Less unamortized debt financing costs	(4,448)	(4,700)
Less current portion	—	—
Long-term debt	$84,069	$82,097

Excess Availability – As of March 31, 2024, Kinergy had $25.9 million in unused borrowing availability under its line of credit and the Company had $65.0 million that may be available for capital improvement projects under its Orion term loan, subject to certain conditions.

6. COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At March 31, 2024, the Company had entered into sales contracts with its major customers to sell certain quantities of alcohol and essential ingredients. The Company had open alcohol indexed-price contracts for 102,083,000 gallons as of March 31, 2024 and open fixed-price alcohol sales contracts totaling $233,854,000 as of March 31, 2024. The Company had open fixed-price sales contracts for essential ingredients totaling $5,454,000 and open indexed-price sales contracts of essential ingredients for 72,000 tons as of March 31, 2024. These sales contracts are scheduled to be completed throughout 2024.

Purchase Commitments – At March 31, 2024, the Company had indexed-price purchase contracts to purchase 19,195,000 gallons of alcohol and fixed-price purchase contracts to purchase $1,297,000 of alcohol from its suppliers. The Company had fixed-price purchase contracts to purchase $40,521,000 of corn from its suppliers as of March 31, 2024. The Company had indexed-price contracts to purchase 4,805,400 MMBTU for natural gas as of March 31, 2024. The Company also had future commitments for certain capital projects totaling $10,802,000. These purchase commitments are scheduled to be satisfied throughout 2024.

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

The Company uses a December 31 measurement date for its Retirement Plan. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations. As of December 31, 2023, the Retirement Plan’s accumulated projected benefit obligation was $18.6 million, with a fair value of plan assets of $18.5 million. The underfunded amount of $0.1 million is recorded on the Company’s consolidated balance sheet in other liabilities. For the three months ended March 31, 2024, the Retirement Plan’s net periodic expense was $13,000, comprised of $222,000 in interest cost and $67,000 in service cost, partially offset by $276,000 of expected return on plan assets. For the three months ended March 31, 2023, the Retirement Plan’s net periodic expense was $39,000, comprised of $225,000 in interest cost and $62,000 in service cost, partially offset by $248,000 of expected return on plan assets.

The Postretirement Plan provides postretirement medical benefits and life insurance to certain “grandfathered” unionized employees at the Company’s Pekin, Illinois facility. Employees hired after December 31, 2000 are not eligible to participate in the Postretirement Plan. The Postretirement Plan is contributory, with contributions required at the same rate as active employees. Benefit eligibility under the plan reduces at age 65 from a defined benefit to a defined dollar cap based upon years of service. As of December 31, 2023, the Postretirement Plan’s accumulated projected benefit obligation was $4.3 million and is recorded on the Company’s consolidated balance sheet in other liabilities. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations. For the three months ended March 31, 2024, the Postretirement Plan’s net periodic expense was $54,000, comprised of $49,000 of interest cost and $5,000 of service cost. For the three months ended March 31, 2023, the Postretirement Plan’s net periodic expense was $36,000, comprised of $46,000 of interest cost and $3,000 of service cost, partially offset by $13,000 in amortization of gains.

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

The following table summarizes recurring and nonrecurring fair value measurements by level at March 31, 2024 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$52	$52	$—	$—
Liabilities:
Derivative financial instruments	$(8,299)	$(8,299)	$—	$—

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2023 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$2,412	$2,412	$—	$—

Defined benefit plan assets(1) (pooled separate accounts):
Large U.S. Equity(2)	5,608	—	5,608	—	30%
Small/Mid U.S. Equity(3)	3,350	—	3,350	—	18%
International Equity(4)	2,682	—	2,682	—	15%
Fixed Income(5)	6,845	—	6,845	—	37%
	$20,897	$2,412	$18,485	$—

Liabilities:
Derivative financial instruments	$13,849	$13,849	$—	$—

(1)	Included in other assets in the consolidated balance sheets.
(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

9. EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31, 2024
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(11,725)
Less: Preferred stock dividends	(315)
Basic and diluted loss per share:
Net loss available to common stockholders	$(12,040)	72,766	$(0.17)

	Three Months Ended March 31, 2023
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(13,166)
Less: Preferred stock dividends	(312)
Basic and diluted loss per share:
Net loss available to common stockholders	$(13,478)	73,815	$(0.18)

There were an additional aggregate potentially dilutive weighted-average shares of 981,000 and 964,000 from convertible securities outstanding for the three months ended March 31, 2024 and 2023. These securities were not considered in calculating diluted net loss per share for the three months ended March 31, 2024 and 2023, as their effect would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including:

●	fluctuations in the market prices of alcohols and essential ingredients;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	our ability to fund, and the costs, timing and effects of, our plant improvement initiatives and other capital projects, including our carbon capture and storage project;

●	the projected growth or contraction in the alcohol and essential ingredients markets in which we operate;

●	our strategies for expanding, maintaining or contracting our presence in these markets;

●	anticipated trends in our financial condition and results of operations; and

●	our ability to distinguish ourselves from our current and future competitors.

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

We operate five alcohol production facilities. Three of our production facilities are located in Illinois, one is located in Oregon and another is located in Idaho. We have an annual alcohol production capacity of up to 350 million gallons, including both renewable fuel and specialty alcohols ranging from industrial-, pharmaceutical-, and high-quality food- and beverage-grade alcohols. Of this amount, we are able to produce up to 110 million gallons annually of specialty alcohols, depending on our product mix among the highest quality beverage-grade alcohol and alcohols of other quality specifications. We market and distribute all of the alcohols produced at our facilities as well as alcohols produced by third parties. In 2023, we marketed and distributed approximately 383 million gallons combined of our own alcohols as well as fuel-grade ethanol produced by third parties, and over 1.5 million tons of essential ingredients on a dry matter basis.

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

All of our production facilities are currently operating except our Magic Valley plant, which we temporarily hot-idled in January 2024 to minimize losses from negative regional crush margins and to expedite the installation of additional equipment needed to achieve our intended production rate, quality and consistency from our corn oil and high protein system. We intend to restart Magic Valley production in late June or early July once the modifications are complete. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

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

We market food-grade essential ingredients to human and pet food markets, our feed products such as distillers grains primarily to export markets from our Pekin Campus, and other feed products to dairies and feedlots, in many cases located near our production facilities. These customers use our feed products for livestock as a substitute for corn and other sources of starch and protein. We sell our corn oil to poultry, renewable diesel and biodiesel customers. We do not market essential ingredients from other producers.

See “Note 2 – Segments” to our Notes to Consolidated Financial Statements included elsewhere in this report for financial information about our business segments.

Current Initiatives and Outlook

We began the year with a refined vision to produce a variety of essential ingredients and the highest-grade beverage alcohol in the industry while prioritizing our carbon capture and storage, or CCS, initiative. Although encouraged by our strategic and operational progress thus far in 2024, relatively low but now improving crush margins and various weather factors impacted our first quarter financial results. Despite these challenges, specialty alcohol sales from our Pekin Campus increased year-over-year contributing toward an overall improved gross profit and higher Adjusted EBITDA. Our results also reflect our ability to leverage the unique capabilities of our Pekin Campus and our other production assets to moderate the impact of crush margin fluctuations. During the first quarter, we also completed our annual Scope I and II greenhouse gas verifications as part of our sustainability efforts.

Our outlook for the remainder of 2024 is positive. Crush margins have continued to improve in the second quarter compared to the first quarter, and we expect further improvement, particularly during the summer driving season. While we forecast lower feed prices for the balance of the year, we have solid corn inventories and see improved export demand for ethanol. In addition, the EPA’s summer waiver for 15% blends will facilitate sustained use of higher-blend renewable transportation fuel and support ethanol prices in the coming months. We expect our recent repair and maintenance work will result in more consistent and higher production rates, enhancing reliability and profitability. We continue to evaluate our path to increase margins, improve profitability and deliver the highest return to our shareholders by evaluating our current portfolio of assets.

Our goal for our CCS project is to create value for us, our customers and the communities surrounding our Pekin Campus by substantially reducing our carbon footprint. Our Pekin Campus facilities, given their CO2 production and their location, provide us with a unique CCS opportunity. We continue to negotiate the terms of our proposed CCS agreements with potential financial partners and with Vault 44.01, a leading CCS company focused on the development, capitalization and operation of carbon storage assets. Our plan is to work with Vault to safely transport CO2 to a geological reservoir nearby and permanently and securely store the CO2 deep underground. As noted in our March update, together with Vault, we are driving forward with our respective activities for system design, community outreach, vendor negotiations and schedule alignment requirements to procure equipment for compression and to support the installation of additional power. Vault has completed a 2-dimensional seismic geological survey and has begun data analysis. Vault has also advanced the work required to submit the EPA Class VI permit application. Our goal is for Vault to submit its application by the end of the third quarter, which will impact the timing of when we order CCS equipment and when our energy needs for the project must be resolved. We expect the most significant outlays of capital for our CCS project will begin in the first half of 2025.

Our CCS project provides compelling economics that we believe we can enhance with more efficient, lower-cost energy production. To this end, we are evaluating multiple capital-light options. We are in discussions with a highly regarded, independent energy company. We engaged this potential partner to complete a front-end engineering and design (FEED) study for an energy cogeneration facility that the partner would build, own, operate and maintain onsite at our Pekin Campus. The cogeneration facility would lower our capital expenditures, improve operating efficiencies and reduce our forecasted long-term energy costs. We also continue to explore an opportunity with our current utility provider to expand energy supply capabilities as an alternative to cogeneration.

Longer term, the updated guidelines around tax credits for including ethanol in the production of sustainable aviation fuel further validates our CCS efforts. Overall, we are pleased with the progress we have made with our CCS initiative and the value we expect to deliver to stakeholders.

In the first quarter, we sold 26 million gallons of specialty alcohol, up from 21 million gallons in the same period for 2023. As discussed in our March update, we have contracted to sell approximately 93 million gallons of fixed-price specialty alcohol for 2024 at an average premium to renewable fuel of 31 cents per gallon. Our specialty alcohols include highly differentiated 192 proof and low-moisture 200 proof grain neutral spirits that create customer opportunities higher up the value chain.

We completed our biennial wet mill outage at our Pekin Campus in April. The wet mill was offline for ten days while we executed a scope of work with over 450 discrete tasks focused on corrective and preventative maintenance as well as upgrades to plant infrastructure. The plant has returned safely to operation and is ramping up to target production rates. Although these efforts will negatively impact sales and margins for the second quarter, they will result in more consistent and higher production rates, improving reliability as we approach the summer driving season.

At our Magic Valley facility, we are diligently working on our corn oil and high protein system to return the plant to more sustainable profitability by reducing the impact of periodic low crush margins and higher destination corn basis costs. As outlined in our March update, we are working with the system vendor, Harvesting Technology, to achieve the intended production rate, quality and consistency of corn oil and high protein output at the facility. We will evaluate a roll-out of the system to our other plants based on the system’s performance at our Magic Valley facility. The equipment for the system modifications has been ordered and based on current delivery and installation schedules, we expect to resume production in late June or early July. Harvesting Technology continues to pay for the direct costs of equipment and design changes associated with the system. During this downtime we are accelerating routine maintenance activities to optimize plant efficiency upon restart.

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

Reconciliation of Adjusted EBITDA to Consolidated Net Loss

	Three Months Ended March 31,
(in thousands) (unaudited)	2024	2023
Consolidated net loss	$(11,725)	$(13,166)
Adjustments:
Interest expense, net	1,634	1,565
Interest income	(175)	(221)
Unrealized derivative gains	(3,190)	(5,926)
Acquisition-related expense	675	700
Asset impairments	—	574
Provision for income taxes	—	—
Depreciation and amortization expense	5,728	6,055
Total adjustments	4,672	2,747
Adjusted EBITDA	$(7,053)	$(10,419)

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses for each period. We believe that of our significant accounting policies, the following critical accounting policies and estimates are those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain: accounting for business combinations; revenue recognition; impairment of long-lived assets and held-for-sale classification; valuation allowance for deferred taxes and derivative instruments. Except as noted below, these significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended March 31,		Percentage
	2024	2023	Change
Alcohol Sales (gallons in millions)
Pekin Campus renewable fuel gallons sold	31.8	35.3	(10)%
Western production renewable fuel gallons sold	11.2	7.9	42%
Third party renewable fuel gallons sold	29.7	33.9	(12)%
Total renewable fuel gallons sold	72.7	77.1	(6)%
Specialty alcohol gallons sold	26.3	21.4	23%
Total gallons sold	99.0	98.5	1%

Sales Price per Gallon
Pekin Campus	$1.90	$2.38	(20)%
Western production	$1.80	$2.64	(32)%
Marketing and distribution	$1.83	$2.49	(27)%
Total	$1.86	$2.43	(23)%

Alcohol Production (gallons in millions)
Pekin Campus	53.6	53.3	1%
Western production	9.7	7.3	33%
Total	63.3	60.6	4%

Corn Cost per Bushel
Pekin Campus	$4.73	$6.83	(31)%
Western production	$5.89	$9.34	(37)%
Total	$4.92	$7.07	(30)%

Average Market Metrics
PLATTS Ethanol price per gallon	$1.56	$2.19	(29)%
CME Corn cost per bushel	$4.35	$6.58	(34)%
Board corn crush per gallon (1)	$0.01	$-0.16	*

	Three Months Ended March 31,		Percentage
	2024	2023	Change
Essential Ingredients Sold (thousand tons)
Pekin Campus:
Distillers grains	87.7	90.8	(3)%
CO2	39.1	42.3	(8)%
Corn wet feed	25.6	26.7	(4)%
Corn dry feed	18.9	21.5	(12)%
Corn oil and germ	17.8	19.3	(8)%
Syrup and other	9.5	10.5	(10)%
Corn meal	8.3	9.4	(12)%
Yeast	5.7	6.4	(11)%
Total Pekin Campus essential ingredients sold	212.6	226.9	(6)%

Western production:
Distillers grains	71.8	54.0	33%
Syrup and other	14.2	3.5	306%
CO2	13.3	13.6	(2)%
Corn oil	1.5	1.3	15%
Total Western production essential ingredients sold	100.8	72.4	39%
Total Essential Ingredients Sold	313.4	299.3	5%

Essential Ingredients Return % (2)
Pekin Campus return	52.1%	46.2%	13%
Western production return	39.3%	40.0%	(2)%
Consolidated total return	49.8%	45.4%	10%

(1)	Assumes corn conversion of 2.80 gallons of alcohol per bushel of corn.
(2)	Essential ingredient revenues as a percentage of total corn costs consumed.
*	Not meaningful

Net Sales, Cost of Goods Sold and Gross Loss

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2024	2023	Dollars	Percent

Net sales	$240,629	$313,891	$(73,262)	(23.3)%
Cost of goods sold	243,029	317,055	(74,026)	(23.3)%
Gross loss	$(2,400)	$(3,164)	$764	(24.1)%
Percentage of net sales	(1.0)%	(1.0)%

Net Sales

The decrease in our consolidated net sales for the three months ended March 31, 2024 as compared to the same period in 2023 is attributable to lower average sales prices per gallon for both specialty alcohol and renewable fuel as well as lower average sales prices of essential ingredients due to a lower commodity price environment.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment declined by $24.0 million, or 18%, to $108.4 million for the three months ended March 31, 2024 as compared to $132.4 million for the same period in 2023. Our total volume of production gallons sold increased by 1.3 million gallons, or 2%, to 57.1 million gallons for the three months ended March 31, 2024 as compared to 55.8 million gallons for the same period in 2023. The decrease of $0.48, or 20%, in the segment’s average sales price per gallon for the three months ended March 31, 2024 as compared to the same period in 2023 reduced our net sales from the segment by $26.5 million. With the segment’s average sales price per gallon of $1.90 for the three months ended March 31, 2024, we generated $2.5 million more in net sales from the 1.3 million additional gallons of alcohol sold in the three months ended March 31, 2024 as compared to the same period in 2023.

Net sales of essential ingredients from our Pekin Campus production segment declined by $16.9 million, or 27%, to $46.7 million for the three months ended March 31, 2024 as compared to $63.6 million for the same period in 2023. Our total volume of essential ingredients sold declined by 14,300 tons, or 6%, to 212,600 tons for the three months ended March 31, 2024 from 226,900 tons for the same period in 2023. The decrease of $60.73, or 22%, in the segment’s average sales price per ton for the three months ended March 31, 2024 as compared to the same period in 2023 reduced our net sales from the segment by $13.8 million. With the segment’s average sales price per ton of $219.70 for the three months ended March 31, 2024, we generated $3.1 million less in net sales from the 14,300 fewer tons of essential ingredients sold in the three months ended March 31, 2024 as compared to the same period in 2023.

Marketing and Distribution Segment

Net sales of alcohol from our marketing and distribution segment, excluding intersegment sales, declined by $30.0 million, or 36%, to $54.5 million for the three months ended March 31, 2024 as compared to $84.5 million for the same period in 2023.

Our volume of third-party alcohol sold reported gross by the segment declined by 4.2 million gallons, or 12%, to 29.7 million gallons for the three months ended March 31, 2024 as compared to 33.9 million gallons for the same period in 2023. With the segment’s average sales price per gallon of $1.83 for the three months ended March 31, 2024, we realized $7.7 million less in net sales from the 4.2 million fewer gallons of third-party alcohol sold gross in the three months ended March 31, 2024 as compared to the same period in 2023.

The $0.66 per gallon, or 27%, decrease in the segment’s average sales price per gallon for the three months ended March 31, 2024 as compared to the same period in 2023 resulted in a $22.3 million decline in our net sales from third-party fuel-grade ethanol sold by the segment.

Western Production Segment

Net sales of alcohol from our Western production segment declined by $0.7 million, or 3%, to $20.2 million for the three months ended March 31, 2024 as compared to $20.9 million for the same period in 2023. Our total volume of alcohol sold increased by 3.3 million gallons, or 42%, to 11.2 million gallons for the three months ended March 31, 2024 as compared to 7.9 million gallons for the same period in 2023. With the segment’s average sales price per gallon of $1.80 for the three months ended March 31, 2024, we generated $6.0 million more in net sales from the 3.3 million additional gallons of alcohol sold in the three months ended March 31, 2024 as compared to the same period in 2023. However, the decrease of $0.84, or 32%, in the segment’s average sales price per gallon for the three months ended March 31, 2024 as compared to the same period in 2023 reduced our net sales from the segment by $6.7 million.

Net sales of essential ingredients from our Western production segment declined by $0.6 million, or 7%, to $7.8 million for the three months ended March 31, 2024 as compared to $8.4 million for the same period in 2023. Our total volume of essential ingredients sold increased by 28,400 tons, or 39%, to 100,800 tons for the three months ended March 31, 2024 from 72,400 tons for the same period in 2023. With the segment’s average sales price per ton of $77.64 for the three months ended March 31, 2024, we generated $2.2 million more in net sales from the 28,400 additional tons of essential ingredients sold in the three months ended March 31, 2024 as compared to the same period in 2023. The decrease of $37.73, or 33%, in our average sales price per ton for the three months ended March 31, 2024 as compared to the same period in 2023 reduced our net sales of essential ingredients from the segment by $2.8 million.

Corporate and other

Net sales of alcohol from corporate and other declined by $1.1 million, or 27%, to $3.0 million for the three months ended March 31, 2024 as compared to $4.1 million for the same period in 2023. These sales are from Eagle Alcohol’s business.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross loss declined to a gross loss of $2.4 million for the three months ended March 31, 2024 from a gross loss of $3.2 million for the same period in 2023, representing a gross margin of negative 1.0% for the three months ended March 31, 2024 and 2023. With sales volumes relatively flat, our consolidated gross loss declined due to slightly higher average commodity margins from proportionally lower production input costs despite lower sales prices, and increased sales of higher-margin specialty alcohol as well as the positive impact of our efforts to increase returns on our essential ingredients, reduce costs and expand our operating efficiencies.

Three significant additional factors impacted our gross profit in the first quarter. First, we recognized $4.9 million in incremental costs, compared to $8.6 million for the same period in 2023, from our natural gas hedging activities, which benefitted us during the cold spike in January but resulted in losses for the remainder of the quarter due to unseasonably moderate weather conditions and ensuing historically low natural gas prices resulting from higher natural gas production and supply coupled with lower consumer demand. Second, extreme cold weather conditions in January at our Pekin Campus restricted barge deliveries and increased standby fees. To manage inventory levels, we transported more product by rail, a higher cost mode of transportation. Cold weather conditions also required us to shift to lower margin feed products and reduced our production rates across our Pekin Campus, hindering our ability to produce specialty alcohol at full capacity. Finally, first quarter production at our Colombia facility was hampered by equipment issues which we addressed by extending the facility’s regularly scheduled outage in mid-March to install equipment upgrades that will increase reliability and reduce ongoing maintenance costs.

Our repairs and maintenance expense for the first quarter was $7.5 million, an increase of $1.0 million compared to the same period in 2023. This increase reflects accelerated repairs and maintenance costs, and we remain on track to achieve our overall estimate of $34 million in repairs and maintenance expenses for 2024.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit, net of intercompany activity, improved by $6.5 million to a gross profit of $4.9 million for the three months ended March 31, 2024 as compared to a gross loss of $1.6 million for the same period in 2023. Of this improvement, $6.4 million is attributable to higher fuel-grade ethanol margins and $0.1 million is attributable to higher sales volumes.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit, net of intercompany activity, declined by $0.6 million to a gross profit of $0.7 million for the three months ended March 31, 2024 as compared to a gross profit of $1.3 million for the same period in 2023. Of this decline, $0.5 million is attributable to lower margins from sales of third-party fuel-grade ethanol and $0.1 million is attributable to lower sales volumes for the three months ended March 31, 2024 as compared to the same period in 2023.

Western Production Segment

Our Western production segment’s gross profit, net of intercompany activity, declined by $3.7 million to a gross loss of $8.3 million for the three months ended March 31, 2024 as compared to a gross loss of $4.6 million for the same period in 2023. Of this decline, $1.3 million is attributable to lower renewable fuel margins and $2.4 million is attributable to higher sales volumes of both renewable fuel and essential ingredients at lower margins.

Corporate and other

Gross profit from corporate and other declined by $1.4 million to a gross profit of $0.3 million for the three months ended March 31, 2024 as compared to $1.7 million for the same period in 2023, all of which were from Eagle Alcohol’s business.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2024	2023	Dollars	Percent
Selling, general and administrative expenses	$7,932	$7,882	$50	0.6%
Percentage of net sales	3.3%	2.5%

Our SG&A expenses were essentially flat for the three months ended March 31, 2024 as compared to the same period in 2023. However, as a percentage of net sales, our SG&A expenses increased primarily due to additional legal and other costs associated with progress on our strategic capital improvement projects.

Interest Expense, net

The following table presents our interest expense, net, in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2024	2023	Dollars	Percent
Interest expense, net	$1,634	$1,565	$69	4.4%
Percentage of net sales	0.7%	0.5%

Our interest expense, net, increased for the three months ended March 31, 2024 as compared to the same period in 2023. The less than $0.1 million period over period increase in interest expense, net, is primarily due to higher debt balances compared to the prior year period.

Net Loss Available to Common Stockholders

The following table presents our net loss available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2024	2023	Dollars	Percent
Net loss available to Common Stockholders	$(12,040)	$(13,478)	$1,438	(10.7)%
Percentage of net sales	(5.0)%	(4.3)%

The decrease in net loss available to common stockholders is primarily due to lower net sales at negative margins and a decline of $0.6 million in asset impairments for the three months ended March 31, 2024 as compared to the same period in 2023.

Liquidity and Capital Resources

During the three months ended March 31, 2024, we funded our operations primarily from proceeds from cash on hand, cash flow from our operations, and Kinergy’s operating line of credit. In addition to funding our operations, our capital resources were used to advance our capital improvement projects and make an annual payment for our acquisition of Eagle Alcohol. As of March 31, 2024, we had $42.1 million in cash, cash equivalents and restricted cash, $25.9 million available for borrowing under Kinergy’s operating line of credit and $65.0 million that may be available for capital improvement projects under our Orion term loan, subject to certain conditions. We believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs for the next twelve months from the date of this report.

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

	March 31, 2024	December 31, 2023	Change
Cash, cash equivalents and restricted cash	$42,072	$45,480	(7.5)%
Current assets	$150,843	$168,770	(10.6)%
Property and equipment, net	$248,901	$248,748	0.1%
Current liabilities	$55,054	$65,288	(15.7)%
Long-term debt, noncurrent portion	$84,069	$82,097	2.4%
Working capital	$95,789	$103,482	(7.4)%
Working capital ratio	2.74	2.59	5.8%

Restricted Net Assets

At March 31, 2024, we had approximately $53.0 million of net assets at our subsidiaries that were not available to be transferred to Alto Ingredients, Inc. in the form of dividends, distributions, loans or advances due to restrictions contained in our subsidiaries’ credit facilities.

Changes in Working Capital and Cash Flows

Working capital declined to $95.8 million at March 31, 2024 from $103.5 million at December 31, 2023 as a result of a decrease of $17.9 million in current assets, partially offset by a decrease of $10.2 million in current liabilities.

Current assets declined primarily due to a decrease in inventories from reduced production volumes.

Our current liabilities decreased primarily due to lower accounts payable and accrued liabilities as a result of timing of payments, and a decrease in derivative liabilities from changes in commodity prices for open contracts.

Our cash, cash equivalents and restricted cash declined by $3.4 million due to $6.0 million in cash used in our investing activities, partially offset by $1.4 million in cash provided by our operating activities and $1.2 million in cash provided by our financing activities.

Cash provided by our Operating Activities

Our cash flow provided by our operations was $1.4 million for the three months ended March 31, 2024 as compared to $23.3 million of cash used in our operating activities for the same period in 2023. Specific factors that contributed to the change in cash provided by our operating activities include:

●	an increase of $22.0 million related to payments of accounts payable and accrued liabilities due to their timing; and

●	an increase of $9.9 million related to lower inventories due to reduced production volumes.

These amounts were partially offset by:

●	a decrease of $5.1 million related to higher period-end commodity prices applicable to our derivative instruments;

●	a decrease of $1.5 million related to lower accounts receivable balances due to the timing of collections; and

●	a decrease of $1.4 million in net loss due to lower sales volumes at negative margins.

Cash used in our Investing Activities

We used $4.6 million in cash during the quarter for capital expenditures to fund additions to property and equipment and $1.4 million in cash to make contingent purchase price payments for our acquisition of Eagle Alcohol. Our capital expenditures for the first quarter are in line with our overall $25 million capital expenditure budget for 2024.

Cash provided by our Financing Activities

Cash provided by our financing activities was $1.2 million for the three months ended March 31, 2024, which reflects net proceeds of $1.5 million from Kinergy’s operating line of credit, partially offset by $0.3 million paid in preferred dividends.

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

We believe Kinergy and Alto Nutrients are in compliance with the fixed-charge coverage ratio covenant as of the filing of this report. The following table sets forth the fixed-charge coverage ratio financial covenant and the actual results for the periods presented:

	Three Months Ended March 31,		Years Ended December 31,
	2024	2023	2023	2022
Fixed-Charge Coverage Ratio Requirement	1.10	1.10	1.10	1.10
Actual	4.66	3.89	5.22	3.54
Excess	3.56	2.79	4.12	2.44

Alto Ingredients, Inc. has guaranteed all of Kinergy’s obligations under the credit facility. As of March 31, 2024, Kinergy had an outstanding balance of $32.2 million and $25.9 million of unused borrowing availability under the credit facility.

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

We must prepay amounts outstanding under the Term Loan on a semi-annual basis in an amount equal to a percentage of our excess cash flow based on a specified leverage ratio, as follows: (i) if our leverage ratio is greater than or equal to 3.0x, then the mandatory prepayment amount will equal 100% of our excess cash flow, (ii) if our leverage ratio is less than 3.0x and greater than or equal to 1.5x, then the mandatory prepayment amount will equal 50% of our excess cash flow, and (iii) if our leverage ratio is less than 1.5x, then the mandatory prepayment amount will equal 25% of our excess cash flow.

As of March 31, 2024, the principal amount outstanding under the Term Loan was $60,000,000.

Other Cash Obligations

As of March 31, 2024, we had future commitments for certain capital projects totaling $10.8 million. These commitments are scheduled to be satisfied through 2024.

In connection with our acquisition of Eagle Alcohol, we committed to contingent payments of up to $4.1 million in cash over the next two years if certain targets are met.

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

As noted above, we may attempt to reduce the market risk associated with fluctuations in the price of ethanol or corn by employing a variety of risk management and hedging strategies. Strategies include the use of derivative financial instruments such as futures and options executed on exchanges under the Chicago Mercantile Exchange Group, as well as the daily management of physical corn.

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized net gains of $3.3 million and net losses of $1.8 million related to the changes in the fair values of these contracts for the three months ended March 31, 2024 and 2023, respectively.

We prepared a sensitivity analysis as of March 31, 2024 to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The analysis uses average Chicago Mercantile Exchange prices for the year and does not factor in future contracted volumes. The results of this analysis for the three months ended March 31, 2024, which may differ materially from actual results, are as follows (in millions):

Commodity	Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	72.7	Gallons	$(6.7)
Corn	15.4	Bushels	$(6.7)

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2024 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

For example, in the first quarter of 2024, extreme cold weather conditions in January at our Pekin Campus restricted barge deliveries and increased standby fees. To manage inventory levels, we transported more product by rail, a higher cost mode of transportation. Cold weather conditions also required us to shift to lower margin feed products and reduced our production rates across our Pekin Campus, hindering our ability to produce specialty alcohol at full capacity. In the third quarter of 2023 we experienced unusually high unscheduled production downtime for repairs and maintenance which reduced sales volumes and profits. In 2022, a lightning strike at the utility servicing our Pekin Campus disrupted our operations, cutting power to our facilities and materially affecting our production, resulting in unexpected repair and maintenance costs, lost production and degradation in the quality of work-in-progress inventories. In addition, in 2020, we experienced closure of the Illinois River for lock repairs which required greater use of less cost-effective modes of product transport such as via rail and truck, which resulted in higher costs and negatively affected our results of operations.

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

Other factors that may result from climate change, or that may result from governmental regulations aimed at addressing climate-related issues, may also adversely affect our business, including the following:

●	water is one of our key production inputs; water resource limitations may result from drought and other inclement weather; water resource limitations may also result from rationing and other governmental regulations limiting water use;

●	higher water temperatures due to increased global or regional temperatures may negatively affect production efficiencies due to water temperature production requirements given the poor cooling capacities of our older facilities;

●	flooding and other inclement weather may negatively affect our river access, other transportation logistics and costs, and storage requirements;

●	an overall increase in energy costs will negatively impact our production costs generally and may critically impact certain high energy-intensive production technologies, such as our wet milling and multiple distillation processes for the highest quality specialty alcohols;

●	regulatory and market transition away from combustion fuels and fuel-grade ethanol blending may threaten the viability of our renewable fuels business; and

●	costs and regulatory burdens associated with governmental regulations that limit or tax greenhouse gas emissions, such as CO2, from alcohol production and distribution, or from truck transport and packaging associated with Eagle Alcohol’s business and use of drums and totes, will negatively impact us.

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

We have incurred significant losses and negative operating cash flow in the past. For example, for the three months ended March 31, 2024 and December 31, 2023, and the years ended December 31, 2023 and 2022, we incurred consolidated net losses of approximately $11.7 million, $19.0 million, $28.0 million and $41.6 million, respectively. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

We are engaged in multiple capital improvement projects. These projects, and their financing, costs, timing and effects, are based on our plans, expectations and various assumptions that may not eventuate. We may therefore be unable to timely achieve, or achieve at all, the results we expect, including as to projected additional EBITDA and Adjusted EBITDA.

We are engaged in multiple capital improvement projects to diversify and enhance our revenue streams and to expand margins and profitability by reducing costs. These projects have different timelines, returns on investment and risk profiles. In addition, we must raise significant additional capital to complete some of our projects, including our CCS project. Our expected financial and other results from these projects are based on assumptions around many factors, including their costs, timing, operation and market prices prevailing at project completion and thereafter, as well as tax and other favorable environmental attributes associated with low carbon alcohol that may accrue to our benefit. For example, our assumptions around the anticipated results of our CCS project rely heavily on the tax benefits that may accrue to us under the Inflation Reduction Act of 2022 as well as other favorable environmental attributes associated with carbon capture and storage and low carbon alcohol production. These tax and other benefits may change, including as a result of new or repealed laws, new administrations and the implementation or interpretation of existing laws, or the exhaustion of funds or benefits available under a particular program. We can provide no assurances that any particular benefit will be available to us upon completion of our CCS project, or thereafter, or any other capital improvement project.

Capital improvement projects require significant outlays of capital and are often subject to material execution risks and delays. Our CCS project in particular requires Environmental Protection Agency, or EPA, approval but the EPA’s own projected timeline for approval has lengthened and may lengthen further. We may have insufficient financial resources, and we may be unable to raise sufficient capital, to complete our projects timely or at all. Although we intend to use reputable third-party contractors with expertise in their fields to implement our projects, adverse conditions and events as well as delays in capital projects are not uncommon. Moreover, the projects’ interaction with existing processes may result in the degradation of other plant operations. For example, operation of our corn oil and high protein system at our Magic Valley facility has resulted in inconsistent product quality and degraded other operations at the plant, including production rates. We continue to work to resolve the system’s issues but can provide no assurance that the system will perform as anticipated or perform sufficiently well to justify continued operation or expansion to our three other dry mills. In the past, we have extended our expected completion dates for various projects and, as circumstances require, may have to do so again.

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

We regularly incur significant expenses to repair, maintain and upgrade our production facilities and operating equipment, estimated at an average of $30.0 million per year and $34.0 million for 2024. The machines and equipment we use to produce our alcohols and essential ingredients are complex, have many parts, and some operate on a continuous basis. We must perform routine equipment maintenance and must periodically replace a variety of parts such as motors, pumps, pipes and electrical parts, and engage in other repairs. In addition, our production facilities require periodic shutdowns to perform major maintenance and upgrades. Our production facilities also occasionally require unscheduled shutdowns to perform repairs. For example, we recently completed our biennial wet mill outage at our Pekin Campus. The wet mill was offline for ten days, which will negatively impact sales and margins for the second quarter. In the first quarter of 2024, production at our Colombia facility was hampered by equipment issues that extended the facility’s regularly scheduled outage. In the third quarter of 2023 we experienced unusually high unscheduled production downtime for repairs and maintenance at our Pekin Campus which reduced sales volumes and increased losses. These scheduled and unscheduled shutdowns result in lower sales and increased costs in the periods during which a shutdown occurs and could result in unexpected operational issues in future periods resulting from changes to equipment and operational and mechanical processes made during shutdown.

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

The domestic market for fuel-grade ethanol is significantly impacted by federal mandates for volumes of renewable fuels (such as ethanol) required to be blended with gasoline. Future demand for fuel-grade ethanol will largely depend on incentives to blend ethanol into motor fuels, including the price of ethanol relative to the price of gasoline, the relative octane value of ethanol, constraints on the ability of vehicles to use higher ethanol blends, and the EPA’s, established volumes from time to time, small refinery waivers, and other applicable environmental requirements.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, or any of the other risks or uncertainties discussed in this report, many of which are beyond our control:

●	fluctuations in our quarterly or annual operating results;

●	fluctuations in the market prices of our products;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	the timing, cost and effects of, and our ability to fund, our capital improvement projects, including with respect to our CCS project and our corn oil and high protein system at our Magic Valley facility;

●	anticipated trends in our financial condition and results of operations;

●	our ability to obtain any necessary financing;

●	the volume and timing of the receipt of orders for our products from major customers, including annual contracted sales volumes for our specialty alcohols;

●	competitive pricing pressures;

●	changes in market valuations of companies similar to us;

●	stock market price and volume fluctuations generally;

●	regulatory developments or increased enforcement;

●	additions or departures of key personnel;

●	environmental, product or other liabilities we may incur;

●	our financing activities and future sales of our common stock or other securities; and

●	our ability to maintain contracts that are critical to our operations.

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

For the three months ended March 31, 2024 and 2023, we accrued and paid in cash an aggregate of $0.3 million in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS.

Exhibit Number	Description
3.1	Amended and Restated Bylaws (**)
10.1	Amendment to Third Amended and Restated Employment Agreement dated April 1, 2024 between Michael D. Kandris and Alto Ingredients, Inc. (*)
10.2	Second Amended and Restated Employment Agreement dated April 1, 2024 between Todd E. Benton and Alto Ingredients, Inc. (***)
10.3	Form of Performance Share Agreement under 2016 Stock Incentive Plan (*)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (*)

(*)	Filed herewith.
(**)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2024.
(***)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTO INGREDIENTS, INC.

Dated: May 8, 2024	By:	/S/ ROBERT R. OLANDER
Robert R. Olander
Chief Financial Officer (Principal Financial and Accounting Officer)