Form 10-Q
period 2024-06-30
Alto Ingredients, Inc.
filed 2024-08-08
CIK 778164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, there were 76,486,169 shares of Alto Ingredients, Inc. common stock, $0.001 par value per share, and 896 shares of Alto Ingredients, Inc. non-voting common stock, $0.001 par value per share, outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2024	2023
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$27,124	$30,014
Restricted cash	1,287	15,466
Accounts receivable, net (net of allowance for credit losses of $26 and $85, respectively)	64,081	58,729
Inventories	49,434	52,611
Derivative instruments	5,606	2,412
Other current assets	6,126	9,538
Total current assets	153,658	168,770

Property and equipment, net	244,893	248,748
Other Assets:
Right of use operating lease assets, net	20,404	22,597
Intangible assets, net	8,204	8,498
Other assets	5,339	5,628
Total other assets	33,947	36,723
Total Assets	$432,498	$454,241

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2023.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	June 30,	December 31,
	2024	2023
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,132	$20,752
Accrued liabilities	16,504	20,205
Current portion – operating leases	4,481	4,333
Derivative instruments	2,764	13,849
Other current liabilities	5,886	6,149
Total current liabilities	49,767	65,288

Long-term debt, net	90,960	82,097
Operating leases, net of current portion	16,828	19,029
Other liabilities	9,120	8,270
Total Liabilities	166,675	174,684
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of June 30, 2024 and December 31, 2023; liquidation preference of $18,075 as of June 30, 2024	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 76,645 and 75,703 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	77	76
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,042,639	1,040,912
Accumulated other comprehensive income	2,481	2,481
Accumulated deficit	(779,375)	(763,913)
Total Stockholders’ Equity	265,823	279,557
Total Liabilities and Stockholders’ Equity	$432,498	$454,241

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2023.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net sales	$236,468	$317,297	$477,097	$631,188
Cost of goods sold	228,915	300,116	471,944	617,171
Gross profit	7,553	17,181	5,153	14,017
Selling, general and administrative expenses	8,961	7,911	16,893	15,793
Asset impairments	—	—	—	574
Income (loss) from operations	(1,408)	9,270	(11,740)	(2,350)
Interest expense, net	(1,669)	(1,734)	(3,303)	(3,299)
Other income (expense), net	(29)	59	212	78
Income (loss) before provision for income taxes	(3,106)	7,595	(14,831)	(5,571)
Provision for income taxes	—	—	—	—
Net income (loss)	$(3,106)	$7,595	$(14,831)	$(5,571)
Preferred stock dividends	$(316)	$(315)	$(631)	$(627)
Income allocated to participating securities	—	(96)	—	—
Net income (loss) available to common stockholders	$(3,422)	$7,184	$(15,462)	$(6,198)
Net income (loss) per share, basic	$(0.05)	$0.10	$(0.21)	$(0.08)
Net income (loss) per share, diluted	$(0.05)	$0.10	$(0.21)	$(0.08)
Weighted-average shares outstanding, basic	73,486	73,394	73,126	73,603
Weighted-average shares outstanding, diluted	73,486	74,103	73,126	73,603

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net loss	$(14,831)	$(5,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,802	11,735
Gains on derivative instruments	(11,570)	(5,174)
Asset impairments	—	574
Stock-based compensation	2,788	1,711
Amortization of deferred financing fees	505	494
Amortization of debt discount	400	397
Credit loss recovery	(47)	(46)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(5,305)	5,334
Inventories	7,014	(4,487)
Other assets	3,701	3,565
Operating leases	(2,901)	(2,566)
Accounts payable and accrued liabilities	(3,855)	(18,870)
Net cash used in operating activities	(12,299)	(12,904)
Investing Activities:
Additions to property and equipment	(9,297)	(17,968)
Deferred purchase price payments for Eagle Alcohol	(2,800)	(3,500)
Net cash used in investing activities	(12,097)	(21,468)
Financing Activities:
Net proceeds from Kinergy’s line of credit	7,958	13,247
Stock repurchases	—	(2,683)
Preferred stock dividends paid	(631)	(627)
Net cash provided by financing activities	7,327	9,937
Net change in cash, cash equivalents and restricted cash	(17,069)	(24,435)
Cash, cash equivalents and restricted cash at beginning of period	45,480	49,525
Cash, cash equivalents and restricted cash at end of period	$28,411	$25,090
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$27,124	$22,739
Restricted cash	1,287	2,351
Total cash, cash equivalents and restricted cash	$28,411	$25,090

Supplemental Information:
Interest paid	$4,080	$3,964
Capitalized interest	$1,725	$1,615

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances, January 1, 2024	927	$1	75,703	$76	$1,040,912	$(763,913)	$2,481	$279,557
Stock-based compensation	—	—	—	—	1,142	—	—	1,142
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	1,315	1	(1)	—	—	—
Preferred stock dividends	—	—	—	—	—	(315)	—	(315)
Net loss	—	—	—	—	—	(11,725)	—	(11,725)
Balances, March 31, 2024	927	$1	77,018	$77	$1,042,053	$(775,953)	$2,481	$268,659
Stock-based compensation	—	—	—	—	1,646	—	—	1,646
Restricted stock cancellations and tax, net of issuances to employees and directors	—	—	(373)	—	(1,060)	—	—	(1,060)
Preferred stock dividends	—	—	—	—	—	(316)	—	(316)
Net loss	—	—	—	—	—	(3,106)	—	(3,106)
Balances, June 30, 2024	927	$1	76,645	$77	$1,042,639	$(779,375)	$2,481	$265,823

Balances, January 1, 2023	927	$1	75,154	$75	$1,040,834	$(734,643)	$1,822	$308,089
Stock-based compensation	—	—	—	—	752	—	—	752
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	1,893	2	(8)	—	—	(6)
Stock repurchases	—	—	(860)	(1)	(1,681)	—	—	(1,682)
Preferred stock dividends	—	—	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	—	(13,166)	—	(13,166)
Balances, March 31, 2023	927	$1	76,187	$76	$1,039,897	$(748,121)	$1,822	$293,675
Stock-based compensation	—	—	—	—	959	—	—	959
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	125	—	(120)	—	—	(120)
Stock repurchases	—	—	(389)	—	(1,001)	—	—	(1,001)
Preferred stock dividends	—	—	—	—	—	(315)	—	(315)
Net income	—	—	—	—	—	7,595	—	7,595
Balances, June 30, 2023	927	$1	75,923	$76	$1,039,735	$(740,841)	$1,822	$300,793

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

The Company produces and distributes renewable fuel, essential ingredients and specialty alcohols. The Company also specializes in break bulk distribution of specialty alcohols produced by the Company and third parties. The Company’s production facilities in Pekin, Illinois are located in the heart of the Corn Belt. The Company’s two production facilities in Oregon and Idaho are located in close proximity to both feed and renewable fuel customers.

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

As of June 30, 2024, all of the Company’s production facilities were operating, with the exception of its Magic Valley facility. In January 2024, the Company temporarily hot-idled its Magic Valley facility to minimize losses from negative regional crush margins and to expedite the installation of additional equipment needed to achieve the Company’s intended production rate, quality and consistency from the corn oil and high protein system at the facility. The Company restarted its Magic Valley facility in July 2024. As market conditions change, the Company may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

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

Accounts Receivable and Allowance for Credit Losses – Trade accounts receivable are presented at original invoice amount, net of the allowance for credit losses. The Company sells specialty alcohols to large consumer product companies, sells renewable fuel to gasoline refining and distribution companies, sells essential ingredients such as dried yeast for human and pet food and to animal feed customers, including distillers grains to export markets, sells those same and other feed products to dairy operators and animal feedlots and sells corn oil to poultry and biodiesel customers, in each case generally without requiring collateral.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. The Company regularly reviews accounts receivable and based on assessments of current customer creditworthiness, estimates the portion, if any, of the customer balance that will not be collected.

Of the accounts receivable balance, approximately $59,135,000 and $51,315,000 at June 30, 2024 and December 31, 2023, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for credit losses was $26,000 and $85,000 as of June 30, 2024 and December 31, 2023, respectively. The Company recorded a credit loss recovery of $20,000 and credit loss recovery of $7,000 for the three months ended June 30, 2024 and 2023, respectively. The Company recorded a credit loss recovery of $47,000 and a credit loss recovery of $46,000 for the six months ended June 30, 2024 and 2023, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Sales

Pekin Campus, recorded as gross:
Alcohol sales	$100,687	$127,694	$209,035	$260,075
Essential ingredient sales	39,371	53,954	86,080	117,585
Intersegment sales	286	444	606	757
Total Pekin Campus sales	140,344	182,092	295,721	378,417
Marketing and distribution:
Alcohol sales, gross	$70,157	$72,589	$124,587	$156,936
Alcohol sales, net	64	104	98	218
Intersegment sales	2,388	2,499	5,140	5,342
Total marketing and distribution sales	72,609	75,192	129,825	162,496
Western production, recorded as gross:
Alcohol sales	$17,456	$44,384	$37,690	$65,316
Essential ingredient sales	5,950	14,421	13,776	22,773
Intersegment sales	—	62	(130)	62
Total Western production sales	23,406	58,867	51,336	88,151

Corporate and other	2,783	4,151	5,831	8,285
Intersegment eliminations	(2,674)	(3,005)	(5,616)	(6,161)
Net sales as reported	$236,468	$317,297	$477,097	$631,188
Cost of goods sold:
Pekin Campus	$130,200	$168,419	$281,311	$366,596
Marketing and distribution	69,437	71,746	123,123	154,871
Western production	27,167	57,834	63,683	91,815
Corporate and other	2,943	3,414	5,738	5,786
Intersegment eliminations	(832)	(1,297)	(1,911)	(1,897)
Cost of goods sold as reported	$228,915	$300,116	$471,944	$617,171
Gross profit (loss):
Pekin Campus	$10,144	$13,673	$14,410	$11,821
Marketing and distribution	3,172	3,446	6,702	7,625
Western production	(3,761)	1,033	(12,347)	(3,664)
Corporate and other	(160)	737	93	2,499
Intersegment eliminations	(1,842)	(1,708)	(3,705)	(4,264)
Gross profit as reported	$7,553	$17,181	$5,153	$14,017
Income (loss) before provision for income taxes:
Pekin Campus	$5,971	$10,790	$6,087	$5,672
Marketing and distribution	806	1,607	2,108	3,618
Western production	(5,977)	(783)	(16,954)	(6,484)
Corporate and other	(3,906)	(4,019)	(6,072)	(8,377)
	$(3,106)	$7,595	$(14,831)	$(5,571)
Depreciation and amortization:
Pekin Campus	$5,369	$4,998	$10,404	$9,816
Western production	478	455	943	1,464
Corporate and other	228	228	455	455
	$6,075	$5,681	$11,802	$11,735
Interest expense, net of capitalized interest:
Pekin Campus	$326	$(151)	$587	$(635)
Marketing and distribution	98	109	193	604
Western production	598	(151)	1,229	(508)
Corporate and other	647	1,927	1,294	3,838
	$1,669	$1,734	$3,303	$3,299

The following table sets forth the Company’s total assets by operating segment (in thousands):

	June 30, 2024	December 31, 2023
Total assets:
Pekin Campus	$236,722	$251,048
Marketing and distribution	103,982	101,196
Western production	57,677	57,533
Corporate and other	34,117	44,464
	$432,498	$454,241

3. INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, essential ingredients and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a valuation adjustment of $0 and $2,201,000 as of June 30, 2024 and December 31, 2023, respectively. Inventory balances consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Finished goods	$29,201	$35,765
Work in progress	4,480	5,063
Raw materials	10,079	10,313
Other	5,674	1,470
Total	$49,434	$52,611

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to eighteen months to protect gross profit margins from potentially adverse effects of market and price volatility on alcohol sales and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price. In addition, the Company hedges anticipated sales of alcohol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and six months ended June 30, 2024 and 2023, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and alcohols by entering into exchange-traded futures contracts or options for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net gains of $8,231,000 and $6,951,000 as the change in the fair value of these contracts for the three months ended June 30, 2024 and 2023, respectively. The Company recognized net gains of $11,570,000 and $5,174,000 as the change in the fair value of these contracts for the six months ended June 30, 2024 and 2023, respectively.

Non-Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of June 30, 2024
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$1,287
Commodity contracts	Derivative instruments	$5,606	Derivative instruments	$2,764

	As of December 31, 2023
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$15,466
Commodity contracts	Derivative instruments	$2,412	Derivative instruments	$13,849

The above amounts represent the gross balances of the contracts; however, the Company does have a right of offset with each of its derivative brokers, but the Company’s intent is to close out positions individually, therefore, the positions are reported at gross.

The classification and amounts of the Company’s realized and unrealized gains and losses for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		For the Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2024	2023

Commodity contracts	Cost of goods sold	$(2,858)	$5,477
		$(2,858)	$5,477

		Realized Losses
		For the Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2024	2023

Commodity contracts	Cost of goods sold	$(2,709)	$(2,226)
		$(2,709)	$(2,226)

		Unrealized Gains
		For the Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2024	2023

Commodity contracts	Cost of goods sold	$11,089	$1,474
		$11,089	$1,474

		Unrealized Gains
		For the Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2024	2023

Commodity contracts	Cost of goods sold	$14,279	$7,400
		$14,279	$7,400

5. DEBT.

Long-term borrowings are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Kinergy line of credit	$38,648	$30,690
Orion term loan	60,000	60,000
	98,648	90,690
Less unamortized debt discount	(3,493)	(3,893)
Less unamortized debt financing costs	(4,195)	(4,700)
Less current portion	—	—
Long-term debt	$90,960	$82,097

Excess Availability – As of June 30, 2024, Kinergy had $30.3 million in unused borrowing availability under its line of credit and the Company had $65.0 million that may be available for capital improvement projects under its term loan with Orion Infrastructure Capital, subject to certain conditions. At June 30, 2024, the interest rates for the Kinergy line of credit and the Orion term loan were 6.94% and 10.00%, respectively.

6. COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At June 30, 2024, the Company had entered into sales contracts with its major customers to sell certain quantities of alcohol and essential ingredients. The Company had open alcohol indexed-price contracts for 90,560,000 gallons as of June 30, 2024 and open fixed-price alcohol sales contracts totaling $192,942,000 as of June 30, 2024. The Company had open fixed-price sales contracts for essential ingredients totaling $4,795,000 and open indexed-price sales contracts of essential ingredients for 59,000 tons as of June 30, 2024. These sales contracts are scheduled to be completed throughout 2024.

Purchase Commitments – At June 30, 2024, the Company had indexed-price purchase contracts to purchase 18,171,000 gallons of alcohol and fixed-price purchase contracts to purchase $1,625,000 of alcohol from its suppliers. The Company had fixed-price purchase contracts to purchase $30,098,000 of corn from its suppliers as of June 30, 2024. The Company had indexed-price purchase contracts for natural gas totaling 3,799,000 MMBTU as of June 30, 2024. The Company also had future commitments for certain capital projects totaling $7,783,000. These purchase commitments are scheduled to be satisfied throughout 2024.

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

For the three months ended June 30, 2024, the Retirement Plan’s net periodic expense was $13,000, comprised of $222,000 in interest cost and $67,000 in service cost, partially offset by $276,000 of expected return on plan assets. For the six months ended June 30, 2024, the Retirement Plan’s net periodic expense was $26,000, comprised of $444,000 in interest cost and $134,000 in service cost, partially offset by $552,000 of expected return on plan assets. For the three months ended June 30, 2023, the Retirement Plan’s net periodic expense was $39,000, comprised of $225,000 in interest cost and $62,000 in service cost, partially offset by $248,000 of expected return on plan assets. For the six months ended June 30, 2023, the Retirement Plan’s net periodic expense was $78,000, comprised of $450,000 in interest cost and $124,000 in service cost, partially offset by $496,000 of expected return on plan assets.

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

For the three months ended June 30, 2024, the Postretirement Plan’s net periodic expense was $54,000, comprised of $49,000 in interest cost and $5,000 in service cost. For the six months ended June 30, 2024, the Postretirement Plan’s net periodic expense was $108,000, comprised of $98,000 in interest cost and $10,000 in service cost. For the three months ended June 30, 2023, the Postretirement Plan’s net periodic expense was $36,000, comprised of $46,000 in interest cost and $3,000 in service cost, partially offset by $13,000 of expected return on plan assets. For the six months ended June 30, 2023, the Postretirement Plan’s net periodic expense was $72,000, comprised of $92,000 in interest cost and $6,000 in service cost, partially offset by $26,000 of expected return on plan assets.

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

The following table summarizes recurring and nonrecurring fair value measurements by level at June 30, 2024 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$5,606	$5,606	$—	$—
Liabilities:
Derivative instruments	$(2,764)	$(2,764)	$—	$—

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2023 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$2,412	$2,412	$—	$—

Defined benefit plan assets(1)
(pooled separate accounts):
Large U.S. Equity(2)	5,608	—	5,608	—	30%
Small/Mid U.S. Equity(3)	3,350	—	3,350	—	18%
International Equity(4)	2,682	—	2,682	—	15%
Fixed Income(5)	6,845	—	6,845	—	37%
	$20,897	$2,412	$18,485	$—

Liabilities:

Derivative financial instruments	$13,849	$13,849	$—	$—

(1)	Included in other assets in the consolidated balance sheets.

(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

9. EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30, 2024
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(3,106)
Less: Preferred stock dividends	(316)
Basic and diluted loss per share:
Loss available to common stockholders	$(3,422)	73,486	$(0.05)

	Three Months Ended June 30, 2023
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$7,595
Less: Preferred stock dividends	(315)
Less: Income allocated to participating securities	(96)
Basic income per share:
Income available to common stockholders	$7,184	73,394	$0.10
Add: Dilutive instruments	—	709
Diluted income per share:
Income available to common stockholders	$7,184	74,103	$0.10

	Six Months Ended June 30, 2024
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(14,831)
Less: Preferred stock dividends	(631)
Basic and diluted loss per share:
Loss available to common stockholders	$(15,462)	73,126	$(0.21)

	Six Months Ended June 30, 2023
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(5,571)
Less: Preferred stock dividends	(627)
Basic and diluted loss per share:
Loss available to common stockholders	$(6,198)	73,603	$(0.08)

There were an additional aggregate potentially dilutive weighted-average shares of 981,000 from convertible securities outstanding for the three and six months ended June 30, 2024 and June 30, 2023. These securities were not considered in calculating diluted net income (loss) per share for the three and six months ended June 30, 2024 and the six months ended June 30, 2023, as their effect would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including:

●	fluctuations in the market prices of alcohols and essential ingredients;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	our ability to fund, and the costs, timing and effects of, our plant improvement initiatives and other capital projects, including our carbon capture and storage, or CCS, project;

●	key regulatory developments relating to these projects or to our business;

●	the projected growth or contraction in the alcohol and essential ingredients markets in which we operate;

●	our strategies for expanding, maintaining or contracting our presence in these markets;

●	anticipated trends in our financial condition and results of operations; and

●	our ability to distinguish ourselves from our current and future competitors.

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

We also specialize in break bulk distribution of specialty alcohols, through our Eagle Alcohol subsidiary, produced by us and third-parties. We then store, denature, package, and resell alcohol products in smaller sizes, including tank trucks, totes and drums that typically garner a premium price to bulk alcohols. We deliver products to customers in the beverage, food, industrial and related-process industries via our own dedicated trucking fleet and common carrier.

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

Production Segments

We produce specialty alcohols, renewable fuel and essential ingredients, focusing on five key markets: Health, Home & Beauty; Food & Beverage; Industry & Agriculture; Essential Ingredients; and Renewable Fuels. Products for the Health, Home & Beauty markets include specialty alcohols used in mouthwash, cosmetics, pharmaceuticals, hand sanitizers, disinfectants and cleaners. Products for the Food & Beverage markets include grain neutral spirits used in alcoholic beverages and vinegar as well as corn germ used for corn oils. Products for Industry & Agriculture markets include alcohols and other products for paint applications and fertilizers. Products for Essential Ingredients markets include dried yeast, corn protein meal, corn protein feed, corn germ, and distillers grains and liquid feed used in commercial animal feed and pet foods. We also sell yeast for human consumption. Our products for the Renewable Fuels markets include fuel-grade ethanol and distillers corn oil used as a feedstock for renewable diesel and biodiesel fuels.

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

All of our production facilities are currently operating. In January 2024, we temporarily hot-idled our Magic Valley facility to minimize losses from negative regional crush margins and to expedite the installation of additional equipment needed to achieve our intended production rate, quality and consistency from our corn oil and high protein system at the facility. We restarted our Magic Valley facility in July 2024. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

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

Current Initiatives and Outlook

Over the last few years, we have used cash flow from operations and excess liquidity to fund capital upgrades and repairs and maintenance to strengthen our facilities and improve our long-term profitability. While these additional expenses can impact short-term results, our recent efforts have begun to yield operational improvements and we are confident of their long-term benefits.

In the second quarter, we increased production at our Pekin Campus as a result of these initiatives, positioning us to benefit from improving ethanol margins. Our efforts further demonstrate our Pekin facilities’ advantages, including our ability to consistently operate them profitably. For example, despite over $5 million in expenses related to our biennial wet mill outage, which was completed on time and within budget, our Pekin Campus generated over $10 million of gross profit in the second quarter, up from over $4 million in the first quarter, reflecting the successful outcome of our capital upgrade and repairs and maintenance programs as well as higher crush margins starting in June. For the second quarter, the average Chicago crush margin increased to 21 cents per gallon compared to slightly above breakeven in the first quarter. In July, the average Chicago crush margin rose further to 48 cents per gallon. These improvements align with the optimism we expressed on our first quarter earnings call concerning stronger crush margins, solid corn supplies and growing export demand.

Our Pekin Campus is fully operational and is taking advantage of the favorable summer driving season economics. We remain on track to achieve 90 million gallons or more of specialty alcohol sales in 2024 and we are encouraged by the demand from existing and new customers. Assuming crush margins hold at or near present levels, we expect to deliver strong third quarter financial results.

Despite the strong performance from our Pekin Campus, our consolidated second quarter results and Adjusted EBITDA were negatively impacted by the cost of our biennial wet mill outage, preventative repairs and maintenance expenses at all our facilities, lower feed and carbon prices, particularly with respect to our Columbia facility, and losses on our hedging activities. We recorded $11.3 million in repairs and maintenance expense for the second quarter and remain on track for $34 million in total repairs and maintenance expense for all plants in 2024.

We are capitalizing on our Pekin Campus’s proximity to the Illinois River, which provides us with access to the Gulf of Mexico and an ability to export product. We are building a second loading dock at our Pekin Campus that will increase barge volume, reduce our overall transportation costs and provide critical redundancy. We expect the cost of the second dock will be less than $3 million.

To generate long-term sustainable profitability, we have been actively expanding our revenue streams, such as with initiatives to produce higher quality specialty alcohols, a diversity of essential ingredients, including corn oil and high protein feed, and carbon capture and storage, or CCS. We expect that regulatory developments and carbon market fluctuations will affect our CCS initiative on an ongoing basis. Most recently, Illinois passed the SAFE CCS Act in July, establishing stringent safety, financial and insurance requirements for carbon dioxide pipelines. The Act also imposes a moratorium on the construction of new carbon pipelines until the federal Pipeline and Hazardous Materials Safety Administration finalizes its new safety rules, or July 1, 2026, whichever occurs sooner. This timing aligns with our current proposed CCS project permitting and construction schedules. We believe the Act will add clarity for the industry on CCS projects, although we do anticipate increased compliance and other requirements.

The CCS market remains dynamic. For example, on the economic front, current prices in Low Carbon Fuel Standard markets are at historic lows and voluntary carbon markets are nascent. As a result, we cannot project with certainty, beyond the value of 45Q tax credits that begin at $85 per metric ton, what the dollar values of the associated environmental attributes will be over the life of our proposed CCS project. Given our plans to take a capital-light approach to this project, we must align with our various partners so that each party bears appropriate risks while retaining appropriate financial benefits. Given these evolving dynamics, it is important that we pursue our CCS project with the right partners. We believe we are doing so effectively as we continue to work collaboratively with Vault and other parties.

We continue to invest in our Western plants, which were built at a time when destination plants delivered a solid and differentiated value proposition. As competition and corn basis increased and carbon values declined, we began further investing in these plants to broaden our revenue streams and improve profitability. Our ultimate goal is to optimize their value, which could include operating them long-term as part of our portfolio of production assets or evaluating the sale of one or both plants.

At our Magic Valley plant, we continue to work with our high-protein system vendor, Harvesting Technology, to produce increased levels of corn oil and higher protein feed products that garner higher prices. In January, we hot-idled our Magic Valley plant due to negative regional crush margins and to address the excess water and mass balance challenges that inhibited our ability to operate the plant at capacity and to achieve the target results from our corn oil and high protein system. We have implemented significant modifications that include installing additional equipment and adjusting designed process flows. In the second quarter, to optimize plant efficiency upon restart, we accelerated routine maintenance activities, including tuning other major plant equipment and operating systems, performing routine cleanings and flushing prior process residuals. We resumed operations at our Magic Valley facility in early July and we are encouraged by the initial results. We are currently running the plant at approximately 70% of capacity and expect to increase production rates in the coming weeks as we complete system upgrades. We intend to do so carefully to ensure the process remains balanced and our products meet quality expectations. We anticipate having a clearer picture in late summer, and in time for our third quarter earnings call, of the effectiveness of these system modifications and the general performance of the plant. The system’s effectiveness will be measured against project goals and system production targets to determine the advisability of rolling the system out to other plants.

In the second quarter, we significantly improved production rates at our Columbia plant by addressing centrifuge limitations we experienced in the first quarter. As a result, we increased capacity utilization rates in the second quarter and anticipate further improvements as the summer driving season continues. We are currently working on other ways to improve the facility’s profitability and expect to share additional information in due course.

At our Pekin Campus, we are seeing improvements of up to 10% of total ethanol production capacity utilization and up to 15% of total essential ingredients production. Total capital expenditures through the second quarter were $9.3 million and we continue to expect $25 million in total capital expenditures for the full year.

We continue to make progress on the sustainability front and our customers have indicated their support of our efforts to continue to improve sustainability and lower our carbon footprint. In furtherance of those efforts, in July, our ICP and Pekin plants received the 2024 Bronze Medal Sustainability rating from EcoVadis, which honors the top 35% of companies assessed. EcoVadis is a globally recognized business sustainability rating service that sets corporate sustainability standards.

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

Reconciliation of Adjusted EBITDA to Consolidated Net Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands) (unaudited)	2024	2023	2024	2023
Consolidated net income (loss)	$(3,106)	$7,595	$(14,831)	$(5,571)
Adjustments:
Interest expense, net	1,669	1,734	3,303	3,299
Interest income	(150)	(190)	(325)	(411)
Unrealized derivative (gains) losses	(11,089)	(1,474)	(14,279)	(7,400)
Acquisition-related expense	675	700	1,350	1,400
Asset impairments	—	—	—	574
Provision for income taxes	—	—	—	—
Depreciation and amortization expense	6,074	5,680	11,802	11,735
Total adjustments	(2,821)	6,450	1,851	9,197
Adjusted EBITDA	$(5,927)	$14,045	$(12,980)	$3,626

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

Certain performance metrics that we believe are important indicators of our results of operations include the following:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2024	2023	Variance	2024	2023	Variance
Alcohol Sales (gallons in millions)
Pekin Campus renewable fuel gallons sold	30.7	34.7	(11.5)%	62.5	70.0	(10.7)%
Western production renewable fuel gallons sold	9.0	16.5	(45.5)%	20.2	24.4	(17.2)%
Third-party renewable fuel gallons sold	34.4	26.6	29.3%	64.1	60.5	6.0%
Total renewable fuel gallons sold	74.1	77.8	(4.8)%	146.8	154.9	(5.2)%
Specialty alcohol gallons sold	21.0	16.6	26.5%	47.3	38.0	24.5%
Total gallons sold	95.1	94.4	0.7%	194.1	192.9	0.6%

Sales Price per Gallon
Pekin Campus	$1.98	$2.54	(22.0)%	$1.94	$2.46	(21.1)%
Western production	$1.94	$2.69	(27.9)%	$1.86	$2.67	(30.3)%
Marketing and distribution	$2.04	$2.73	(25.3)%	$1.94	$2.60	(25.4)%
Total	$2.00	$2.63	(24.0)%	$1.93	$2.52	(23.4)%

Alcohol Production (gallons in millions)
Pekin Campus	50.0	53.0	(5.7)%	103.6	106.3	(2.5)%
Western production	8.6	17.5	(50.9)%	18.3	24.8	(26.2)%
Total	58.6	70.5	(16.9)%	121.9	131.1	(7.0)%

Corn Cost per Bushel
Pekin Campus	$4.50	$7.06	(36.3)%	$4.62	$6.83	(32.4)%
Western production	$5.78	$8.14	(29.0)%	$5.84	$8.42	(30.6)%
Total	$4.68	$7.32	(36.1)%	$4.81	$7.19	(33.1)%

Average Market Metrics
PLATTS Ethanol price per gallon	$1.79	$2.45	(26.9)%	$1.67	$2.33	(28.3)%
CME Corn cost per bushel	$4.43	$6.25	(29.1)%	$4.39	$6.42	(31.6)%
Board corn crush per gallon (1)	$0.21	$0.22	(4.5)%	$0.10	$0.03	233.3%

Essential Ingredients Sold (in thousands of tons)
Pekin Campus
Distillers grains	79.7	76.4	4.3%	167.4	167.2	0.1%
CO2	43.3	47.8	(9.4)%	82.4	90.1	(8.5)%
Corn wet feed	24.8	15.0	65.3%	50.4	41.7	20.9%
Corn dry feed	19.8	23.7	(16.5)%	38.7	45.2	(14.4)%
Corn oil and germ	17.5	18.5	(5.4)%	35.3	37.8	(6.6)%
Syrup and other	11.1	8.8	26.1%	20.6	19.3	6.7%
Corn meal	8.0	10.2	(21.6)%	16.3	19.6	(16.8)%
Yeast	5.8	6.9	(15.9)%	11.5	13.3	(13.5)%
Total Pekin Campus	210.0	207.3	1.3%	422.6	434.2	(2.7)%

Western production
Distillers grains	61.8	109.1	(43.4)%	133.6	163.1	(18.1)%
CO2	15.1	13.2	14.4%	28.4	26.8	6.0%
Syrup and other	2.0	32.9	(93.9)%	16.2	36.4	(55.5)%
Corn oil	0.9	1.6	(43.8)%	2.4	2.9	(17.2)%
Total Western Production	79.8	156.8	(49.1)%	180.6	229.2	(21.2)%

Total Essential Ingredients Sold	289.8	364.1	(20.4)%	603.2	663.4	(9.1)%

Essential Ingredients return % (2)
Pekin Campus Return	48.8%	41.3%	18.2%	50.0%	43.8%	14.2%
Western Production Return	35.1%	30.3%	15.8%	37.4%	33.2%	12.7%
Consolidated Total Return	45.6%	38.3%	19.1%	47.8%	41.7%	14.6%

(1)	Assumes corn conversion of 2.80 gallons of alcohol per bushel of corn.
(2)	Essential ingredients revenues as a percentage of total corn costs consumed.

Net Sales, Cost of Goods Sold and Gross Profit

The following table presents our net sales, cost of goods sold and gross profit in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent

Net sales	$236,468	$317,297	$(80,829)	(25.5)%	$477,097	$631,188	$(154,091)	(24.4)%
Cost of goods sold	228,915	300,116	(71,201)	(23.7)%	471,944	617,171	(145,227)	(23.5)%
Gross profit	$7,553	$17,181	$(9,628)	(56.0)%	$5,153	$14,017	$(8,864)	(63.2)%
Percentage of net sales	3.2%	5.4%			1.1%	2.2%

Three Months ended June 30, 2024 as compared to the Three Months ended June 30, 2023

Net Sales

The decrease in our consolidated net sales for the three months ended June 30, 2024 as compared to the same period in 2023 is primarily attributable to lower average sales prices per gallon for both specialty alcohol and renewable fuel as well as lower average sales prices of essential ingredients due to a lower commodity price environment. In addition, we had lower sales of renewable fuel and essential ingredients due to the hot-idling of our Magic Valley plant in January 2024 and the biennial wet mill outage at our Pekin Campus for repairs and maintenance in April 2024.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment declined by $27.0 million, or 21%, to $100.7 million for the three months ended June 30, 2024 as compared to $127.7 million for the same period in 2023. Our total volume of production gallons sold increased by 0.6 million gallons, or 1%, to 50.8 million gallons for the three months ended June 30, 2024 as compared to 50.2 million gallons for the same period in 2023. The decrease of $0.56, or 22%, in the segment’s average sales price per gallon for the three months ended June 30, 2024 as compared to the same period in 2023 reduced our net sales from the segment by $28.1 million. With the segment’s average sales price per gallon of $1.98 for the three months ended June 30, 2024, we generated $1.1 million more in net sales from the 0.6 million additional gallons of alcohol sold in the three months ended June 30, 2024 as compared to the same period in 2023.

Net sales of essential ingredients from our Pekin Campus production segment declined by $14.6 million, or 27%, to $39.4 million for the three months ended June 30, 2024 as compared to $54.0 million for the same period in 2023. Our total volume of essential ingredients sold increased by 2,700 tons, or 1%, to 210,000 tons for the three months ended June 30, 2024 from 207,300 tons for the same period in 2023. The decrease of $72.80, or 28%, in the segment’s average sales price per ton for the three months ended June 30, 2024 as compared to the same period in 2023 reduced our net sales from the segment by $15.0 million. With the segment’s average sales price per ton of $187.48 for the three months ended June 30, 2024, we generated $0.4 million in additional net sales from the 2,700 additional tons of essential ingredients sold in the three months ended June 30, 2024 as compared to the same period in 2023.

Marketing and Distribution Segment

Net sales of alcohol from our marketing and distribution segment, excluding intersegment sales, declined by $2.5 million, or 3%, to $70.2 million for the three months ended June 30, 2024 as compared to $72.7 million for the same period in 2023.

Our volume of third-party alcohol sold reported gross by the segment increased by 7.8 million gallons, or 29%, to 34.4 million gallons for the three months ended June 30, 2024 as compared to 26.6 million gallons for the same period in 2023. With the segment’s average sales price per gallon of $2.04 for the three months ended June 30, 2024, we realized $15.9 million in additional net sales from the 7.8 million additional gallons of third-party alcohol sold gross in the three months ended June 30, 2024 as compared to the same period in 2023.

The $0.69 per gallon, or 25%, decrease in the segment’s average sales price per gallon for the three months ended June 30, 2024 as compared to the same period in 2023 resulted in a $18.4 million decline in our net sales from third-party fuel-grade ethanol sold by the segment.

Western Production Segment

Net sales of alcohol from our Western production segment declined by $26.9 million, or 61%, to $17.5 million for the three months ended June 30, 2024 as compared to $44.4 million for the same period in 2023. Our total volume of alcohol sold decreased by 7.5 million gallons, or 46%, to 9.0 million gallons for the three months ended June 30, 2024 as compared to 16.5 million gallons for the same period in 2023. With the segment’s average sales price per gallon of $1.94 for the three months ended June 30, 2024, we generated $14.6 million less in net sales from the 7.5 million fewer gallons of alcohol sold in the three months ended June 30, 2024 as compared to the same period in 2023. The decrease of $0.75, or 28%, in the segment’s average sales price per gallon for the three months ended June 30, 2024 as compared to the same period in 2023 reduced our net sales from the segment by $12.3 million.

Net sales of essential ingredients from our Western production segment declined by $8.5 million, or 59%, to $5.9 million for the three months ended June 30, 2024 as compared to $14.4 million for the same period in 2023. Our total volume of essential ingredients sold decreased 77,000 tons, or 49%, to 79,800 tons for the three months ended June 30, 2024 from 156,800 tons for the same period in 2023. With the segment’s average sales price per ton of $74.56 for the three months ended June 30, 2024, we generated $5.7 million less in net sales from the 77,000 fewer tons of essential ingredients sold in the three months ended June 30, 2024 as compared to the same period in 2023. The decrease of $17.41, or 19%, in our average sales price per ton for the three months ended June 30, 2024 as compared to the same period in 2023 reduced our net sales of essential ingredients from the segment by $2.8 million.

Corporate and other

Net sales of alcohol from corporate and other declined by $1.4 million, or 33%, to $2.8 million for the three months ended June 30, 2024 as compared to $4.2 million for the same period in 2023. These sales are from Eagle Alcohol’s business.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit declined to $7.6 million for the three months ended June 30, 2024 from $17.2 million for the same period in 2023, representing a gross margin of 3.2% and 5.4% for the three months ended June 30, 2024 and 2023, respectively. With sales volumes of alcohols being relatively flat, our consolidated gross profit declined due to higher repairs and maintenance expense, totaling $11.3 million across all plants, and lower average sales prices for our essential ingredients, in particular, a compression on protein prices due to an increase in soybean meal supply, a consequence of production growth in soy crush driven by the demand for renewable diesel. Gross profit was also negatively impacted by historic low carbon market pricing at our Columbia plant and significantly higher realized derivative losses of $2.9 million compared to $5.5 million in derivative gains for the prior year period.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit, net of intercompany activity, declined by $3.7 million to a gross profit of $10.6 million for the three months ended June 30, 2024 as compared to $14.3 million for the same period in 2023. Of this decline, $3.8 million is attributable to lower alcohol sales margins, partially offset by $0.1 million attributable to higher sales volumes.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit, net of intercompany activity, declined by $0.2 million to a gross profit of $0.8 million for the three months ended June 30, 2024 as compared to a gross profit of $1.0 million for the same period in 2023. Of this decline, $0.3 million is attributable to lower margins from sales of third-party fuel-grade ethanol, partially offset by $0.1 million attributable to higher sales volumes.

Western Production Segment

Our Western production segment’s gross profit, net of intercompany activity, declined by $4.8 million to a gross loss of $3.7 million for the three months ended June 30, 2024 as compared to a gross profit of $1.1 million for the same period in 2023. Of this decline, $7.8 million is attributable to lower renewable fuel margins, partially offset by $3.0 million attributable to lower sales volumes at negative margins.

Corporate and other

Gross profit from corporate and other declined by $0.9 million to a gross loss of $0.1 million for the three months ended June 30, 2024 as compared to a gross profit of $0.8 million for the same period in 2023, all of which were from Eagle Alcohol’s business.

Six Months ended June 30, 2024 as compared to the Six Months ended June 30, 2023

Net Sales

The decrease in our consolidated net sales for the six months ended June 30, 2024 as compared to the same period in 2023 is primarily attributable to lower average sales prices per gallon for both specialty alcohol and renewable fuel as well as lower average sales prices of essential ingredients due to lower corn prices. In addition, we had lower sales of renewable fuel and essential ingredients due to the hot-idling of our Magic Valley plant in January 2024 and the biennial wet mill outage at our Pekin Campus for repairs and maintenance in April 2024.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment declined by $51.1 million, or 20%, to $209.0 million for the six months ended June 30, 2024 as compared to $260.1 million for the same period in 2023. Our total volume of production gallons sold increased by 2.0 million gallons, or 2%, to 107.9 million gallons for the six months ended June 30, 2024 as compared to 105.9 million gallons for the same period in 2023. The decrease of $0.52, or 21%, in the segment’s average sales price per gallon for the six months ended June 30, 2024 as compared to the same period in 2023 reduced our net sales from the segment by $55.0 million. With the segment’s average sales price per gallon of $1.94 for the six months ended June 30, 2024, we generated $3.9 million more in net sales from the 2.0 million additional gallons of alcohol sold in the six months ended June 30, 2024 as compared to the same period in 2023.

Net sales of essential ingredients from our Pekin Campus production segment declined by $31.5 million, or 27%, to $86.1 million for the six months ended June 30, 2024 as compared to $117.6 million for the same period in 2023. Our total volume of essential ingredients sold declined by 11,600 tons, or 3%, to 422,600 tons for the six months ended June 30, 2024 from 434,200 tons for the same period in 2023. The decrease of $67.12, or 25%, in the segment’s average sales price per ton for the six months ended June 30, 2024 as compared to the same period in 2023 reduced our net sales from the segment by $29.1 million. With the segment’s average sales price per ton of $203.69 for the six months ended June 30, 2024, we generated $2.4 million less in net sales from the 11,600 fewer tons of essential ingredients sold in the six months ended June 30, 2024 as compared to the same period in 2023.

Marketing and Distribution Segment

Net sales of alcohol from our marketing and distribution segment, excluding intersegment sales, declined by $32.4 million, or 21%, to $124.7 million for the six months ended June 30, 2024 as compared to $157.1 million for the same period in 2023.

Our volume of third-party alcohol sold reported gross by the segment increased by 3.6 million gallons, or 6%, to 64.1 million gallons for the six months ended June 30, 2024 as compared to 60.5 million gallons for the same period in 2023. With the segment’s average sales price per gallon of $1.94 for the six months ended June 30, 2024, we realized $7.0 million in additional net sales from the 3.6 million additional gallons of third-party alcohol sold gross in the six months ended June 30, 2024 as compared to the same period in 2023.

The $0.66 per gallon, or 25%, decrease in the segment’s average sales price per gallon for the six months ended June 30, 2024 as compared to the same period in 2023 resulted in a $39.4 million decline in our net sales from third-party fuel-grade ethanol sold by the segment.

Western Production Segment

Net sales of alcohol from our Western production segment declined by $27.6 million, or 42%, to $37.7 million for the six months ended June 30, 2024 as compared to $65.3 million for the same period in 2023. Our total volume of alcohol sold decreased by 4.2 million gallons, or 17%, to 20.2 million gallons for the six months ended June 30, 2024 as compared to 24.4 million gallons for the same period in 2023. With the segment’s average sales price per gallon of $1.86 for the six months ended June 30, 2024, we generated $7.8 million less in net sales from the 4.2 million fewer gallons of alcohol sold in the six months ended June 30, 2024 as compared to the same period in 2023. The decrease of $0.81, or 30%, in the segment’s average sales price per gallon for the six months ended June 30, 2024 as compared to the same period in 2023 reduced our net sales from the segment by $19.8 million.

Net sales of essential ingredients from our Western production segment declined by $9.0 million, or 39%, to $13.8 million for the six months ended June 30, 2024 as compared to $22.8 million for the same period in 2023. Our total volume of essential ingredients sold decreased 48,600 tons, or 21%, to 180,600 tons for the six months ended June 30, 2024 from 229,200 tons for the same period in 2023. With the segment’s average sales price per ton of $76.28 for the six months ended June 30, 2024, we generated $3.7 million less in net sales from the 48,600 fewer tons of essential ingredients sold in the six months ended June 30, 2024 as compared to the same period in 2023. The decrease of $23.08, or 23%, in our average sales price per ton for the six months ended June 30, 2024 as compared to the same period in 2023 reduced our net sales of essential ingredients from the segment by $5.3 million.

Corporate and other

Net sales of alcohol from corporate and other declined by $2.5 million, or 30%, to $5.8 million for the six months ended June 30, 2024 as compared to $8.3 million for the same period in 2023. These sales are from Eagle Alcohol’s business.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit declined to $5.2 million for the six months ended June 30, 2024 from $14.0 million for the same period in 2023, representing a gross margin of 1.1% and 2.2% for the six months ended June 30, 2024 and 2023, respectively. Our consolidated gross profit declined due to higher repairs and maintenance expense and lower average sales prices for our essential ingredients, in particular, a compression on protein prices due to an increase in soybean meal supply, a consequence of production growth in soy crush driven by the demand for renewable diesel. Gross profit was also negatively impacted by historic low carbon market pricing at our Columbia plant and significantly higher realized derivative losses compared to the prior year period.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit, net of intercompany activity, increased by $2.9 million to a gross profit of $15.5 million for the six months ended June 30, 2024 as compared to $12.6 million for the same period in 2023. Of this improvement, $2.6 million is attributable to higher alcohol sales margins and $0.3 million attributable to higher sales volumes.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit, net of intercompany activity, declined by $0.8 million to a gross profit of $1.6 million for the six months ended June 30, 2024 as compared to a gross profit of $2.4 million for the same period in 2023. This decline is attributable primarily to lower margins from sales of third-party fuel-grade ethanol for the six months ended June 30, 2024 as compared to the same period in 2023.

Western Production Segment

Our Western production segment’s gross profit, net of intercompany activity, declined by $8.5 million to a gross loss of $12.0 million for the six months ended June 30, 2024 as compared to a gross loss of $3.5 million for the same period in 2023. Of this decline, $11.1 million is attributable to lower renewable fuel margins and hot-idling costs attributable to our Magic Valley facility, partially offset by $2.6 million attributable to lower sales volumes at negative margins.

Corporate and other

Gross profit from corporate and other declined by $2.4 million to a gross profit of $0.1 million for the six months ended June 30, 2024 as compared to $2.5 million for the same period in 2023, all of which were from Eagle Alcohol’s business.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Selling, general and administrative expenses	$8,961	$7,911	$1,050	13.3%	$16,893	$15,793	$1,100	7.0%
Percentage of net sales	3.8%	2.5%			3.5%	2.5%

Our SG&A expenses increased for the three and six months ended June 30, 2024 as compared to the same periods in 2023. The period over period increases in SG&A expenses are primarily due to increased non-cash compensation and higher professional services fees from diligence work on strategic capital projects and other related up-front project costs, such as with respect to our CCS project, which are expensed until the project is at a stage where costs are capitalized.

Net Income (Loss) Available to Common Stockholders

The following table presents our net income (loss) available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Net income (loss) available to common stockholders	$(3,422)	$7,184	$(10,606)	NM*	$(15,462)	$(6,198)	$(9,264)	(149.5)%
Percentage of net sales	(1.4)%	2.3%			(3.2)%	(1.0)%

*	Not meaningful.

The decrease in our net income available to common stockholders for the three and six months ended June 30, 2024 as compared to the same periods in 2023 is primarily due to lower margins caused by increased repairs and maintenance expense, realized derivative losses from hedging activities, higher up-front project costs, and other factors affecting gross profit (loss) as discussed above.

Liquidity and Capital Resources

During the six months ended June 30, 2024, we funded our operations primarily from cash on hand and Kinergy’s operating line of credit. In addition to funding our operations, our capital resources were used to advance our capital improvement projects and make an annual payment relating to our acquisition of Eagle Alcohol. As of June 30, 2024, we had $28.4 million in cash, cash equivalents and restricted cash, $30.3 million available for borrowing under Kinergy’s operating line of credit and $65.0 million that may be available for capital improvement projects under our term loan with Orion Infrastructure Capital, subject to certain conditions. We believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs to fund our operations for at least the next twelve months from the date of this report. We must, however, raise significant additional capital to advance and complete some of our capital improvement projects, including our CCS project.

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

	June 30, 2024	December 31, 2023	Change
Cash, cash equivalents and restricted cash	$28,411	$45,480	(37.5)%
Current assets	$153,658	$168,770	(9.0)%
Property and equipment, net	$244,893	$248,748	(1.5)%
Current liabilities	$49,767	$65,288	(23.8)%
Long-term debt, noncurrent portion	$90,960	$82,097	10.8%
Working capital	$103,891	$103,482	0.4%
Working capital ratio	3.09	2.59	19.3%

Restricted Net Assets

At June 30, 2024, we had approximately $57.4 million of net assets at our subsidiaries that were not available to be transferred to Alto Ingredients, Inc. in the form of dividends, distributions, loans or advances due to restrictions contained in our subsidiaries’ credit facilities.

Changes in Working Capital and Cash Flows

Working capital remained relatively flat at $103.9 million at June 30, 2024 compared to $103.5 million at December 31, 2023 due to a decrease of $15.5 million in current liabilities and a decrease of $15.1 million in current assets.

Current assets declined primarily due to a decrease in cash, cash equivalents and restricted cash and a decrease in inventories, partially offset by an increase in accounts receivable and derivative assets for the six months ended June 30, 2024 as compared to the same period in 2023.

Our current liabilities decreased primarily due to a decrease in accrued liabilities, derivative instruments and other current liabilities.

Our cash, cash equivalents and restricted cash declined by $17.1 million primarily due to $12.3 million in cash used in our operating activities and $12.1 million in cash used in our investing activities, partially offset by $7.3 million in cash provided by our financing activities, as further detailed below.

Cash used in our Operating Activities

We used $12.3 million in cash for our operating activities during the six months ended June 30, 2024 as compared to $12.9 million in cash used in our operations for the same period in 2023. Specific factors that contributed to the change in cash from our operating activities include:

●	an increase of $11.5 million related to changes in inventories due to changes in commodity prices; and

●	a decrease of $15.0 million related to accounts payable and accrued liabilities due to the timing of payments.

These amounts were partially offset by:

●	an increase of $10.6 million related to changes in accounts receivable balances due to the timing of our collections;

●	an increase of $9.3 million in our net loss primarily due to lower commodity margins; and

●	a decrease of $6.4 million related to derivative instruments due to changes in commodity prices.

Cash used in our Investing Activities

We used $12.1 million in cash during the six months ended June 30, 2024 to fund $9.3 million of additions to property and equipment, including for our capital improvement projects, and to fund $2.8 million of contingent purchase price payments for our acquisition of Eagle Alcohol.

Cash provided by our Financing Activities

Cash provided by our financing activities was $7.3 million for the six months ended June 30, 2024, which reflects net proceeds of $8.0 million from Kinergy’s operating line of credit, partially offset by $0.6 million paid in preferred stock dividends.

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

We believe Kinergy and Alto Nutrients are in compliance with the fixed-charge coverage ratio covenant as of the filing of this report. The following table sets forth the fixed-charge coverage ratio financial covenant and the actual results for the periods presented:

	Three Months Ended June 30,		Years Ended December 31,
	2024	2023	2023	2022

Fixed-Charge Coverage Ratio Requirement	1.10	1.10	1.10	1.10
Actual	4.29	3.89	5.22	3.54
Excess	3.19	2.79	4.12	2.44

Alto Ingredients, Inc. has guaranteed all of Kinergy’s obligations under the credit facility. As of June 30, 2024, Kinergy had an outstanding balance of $38.6 million and $30.3 million of unused borrowing availability under the credit facility.

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

As of June 30, 2024, the principal amount outstanding under the Term Loan was $60,000,000.

Other Cash Obligations

As of June 30, 2024, we had future commitments for certain capital projects totaling $7.8 million. These commitments are scheduled to be satisfied through 2024.

In connection with our acquisition of Eagle Alcohol, we committed to contingent payments of up to $2.7 million in cash in early 2025 if certain targets are met.

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

We produce and distribute specialty alcohol, renewable fuel and essential ingredients. Our business is sensitive to changes in the prices of ethanol and corn. In the ordinary course of business, we may enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in ethanol and corn prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized net gains of $11.6 million and $5.2 million related to the changes in the fair values of these contracts for the six months ended June 30, 2024 and 2023, respectively.

We prepared a sensitivity analysis as of June 30, 2024 to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The analysis uses average Chicago Mercantile Exchange prices for the year and does not factor in future contracted volumes. The results of this analysis for the six months ended June 30, 2024, which may differ materially from actual results, are as follows (in millions):

Commodity	Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	194.1	Gallons	$(21.8)
Corn	46.4	Bushels	$(20.4)

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2024 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

To partially offset the effects of production input and product price volatility, in particular, corn and natural gas costs and fuel-grade ethanol prices, we may enter into contracts to purchase a portion of our corn or natural gas requirements on a forward basis or fix the sale price of portions of our alcohol production. In addition, we may engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and unleaded gasoline from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which forward commitments have been made. We have recognized losses in the past, and may suffer losses in the future, from our hedging arrangements. For example, for the year ended December 31, 2023 and the six months ended June 30, 2024, we recognized net losses of $8.0 million and net gains of $11.6 million, respectively, related to the change in the fair values of hedging contracts.

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

New legislation in the United States to address climate change issues, including at the federal, state and local levels, likely will continue. This may include new or expanded cap-and-trade programs that may layer additional costs on any business that emits greenhouse gases. New legislation, including new or expanded cap-and-trade programs, could materially and adversely impact our production cost structure and the market viability of our products.

Any of these factors could materially and adversely harm our business, results of operations and financial condition.

Risks Related to our Finances

We have incurred significant losses and negative operating cash flow in the past and we may incur losses and negative operating cash flow in the future, which may hamper our operations and impede us from expanding our business.

We have incurred significant losses and negative operating cash flow in the past. For example, for the three months ended June 30, 2024 and December 31, 2023, six months ended June 30, 2024 and the years ended December 31, 2023 and 2022, we incurred consolidated net losses of approximately $3.1 million, $19.0 million, $14.8 million, $28.0 million and $41.6 million, respectively. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

In addition, our CCS project may be adversely affected by the SAFE CCS Act or the United States Supreme Court’s decision in the case of Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., or both, as discussed below.

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

We regularly incur significant expenses to repair, maintain and upgrade our production facilities and operating equipment, estimated at an average of $30.0 million per year; however, we expect these expenses will be approximately $34.0 million for 2024. The machines and equipment we use to produce our alcohols and essential ingredients are complex, have many parts, and some operate on a continuous basis. We must perform routine equipment maintenance and must periodically replace a variety of parts such as motors, pumps, pipes and electrical parts, and engage in other repairs. In addition, our production facilities require periodic shutdowns to perform major maintenance and upgrades. Our production facilities also occasionally require unscheduled shutdowns to perform repairs. For example, we recently completed our biennial wet mill outage at our Pekin Campus. The wet mill was offline for ten days, which negatively impacted sales and margins for the second quarter. In the first quarter of 2024, production at our Colombia facility was hampered by equipment issues that extended the facility’s regularly scheduled outage. In the third quarter of 2023 we experienced unusually high unscheduled production downtime for repairs and maintenance at our Pekin Campus which reduced sales volumes and increased losses. These scheduled and unscheduled shutdowns result in lower sales and increased costs in the periods during which a shutdown occurs and could result in unexpected operational issues in future periods resulting from changes to equipment and operational and mechanical processes made during shutdown.

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

Our CCS project may be adversely affected by the SAFE CCS Act.

The SAFE CCS Act was signed into law in Illinois in July 2024. We are evaluating at our Pekin Campus, located in Illinois, a CCS project that will require significant financial and personnel resources. Our CCS project is our most important ongoing capital improvement initiative. The SAFE CCS Act establishes stringent safety, financial and insurance requirements on CO2 pipelines and imposes a moratorium on the construction of new CO2 pipelines until the federal Pipeline and Hazardous Materials Safety Administration finalizes its new safety rules or July 1, 2026, whichever occur sooner. The SAFE CCS Act will result in increased compliance and other requirements likely adding costs and potentially adding time to complete our CCS project. We can provide no assurance that our CCS project will not be adversely affected by the SAFE CCS Act or that it will be financially viable in light of any new requirements and potential delays.

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

The United States fuel-grade ethanol industry is highly dependent upon various federal and state laws and regulations and any changes in or reinterpretations of those laws or regulations could have a material adverse effect on our results of operations, cash flows and financial condition.

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

Our results of operations, cash flows and financial condition could be adversely impacted if the EPA reduces mandatory volumes or issues significant small refinery waivers, or if any legislation is enacted that reduces volume requirements or if existing legislation is reinterpreted to have the same effect.

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

The United States Supreme Court’s decision in the case of Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc. may result in less industry-favorable rulemaking and agency interpretations of laws and regulations, which could materially and adversely affect our results of operations, cash flows and financial condition as well as the business and financial prospects of certain capital improvement projects, such as CCS.

The United States Supreme Court, in the landmark case of Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., recently overturned its prior doctrine of judicial deference to administrative interpretations of laws and regulations. This outcome could materially and adversely affect rulemaking and agencies’ interpretations favorable to the renewable fuels industry, such as the EPA’s administration of the Renewable Fuel Standard. This outcome could also materially and adversely affect the Treasury Department’s ability to promulgate favorable regulations under the Inflation Reduction Act of 2022, including tax credits such as the 45Q carbon capture and storage tax credits, and other industry-favorable tax credits. Less industry-favorable rulemaking and agency interpretations of laws and regulations could materially and adversely affect our results of operations, cash flows and financial condition as well as the financial prospects of certain capital improvement projects, such as CCS.

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

For the three months ended June 30, 2024, in connection with satisfying our withholding requirements, we withheld the following number of shares of our common stock and remitted cash payments to cover the minimum withholding tax amounts, thereby effectively repurchasing from the employees such number of shares of our common stock at the following deemed purchase prices:

Month	Number of Shares Withheld	Deemed Purchase Price Per Share	Aggregate Purchase Price
April	381,040	$2.29	$872,582
May	—	$—	$—
June	135,337	$1.28	$173,231

Dividends

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of specified financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends.

For the three and six months ended June 30, 2024 and 2023, we accrued and paid in cash an aggregate of $0.3 million and $0.6 million, respectively, in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

ALTO INGREDIENTS, INC.

Dated: August 8, 2024	By:	/S/ ROBERT R. OLANDER
Robert R. Olander
Chief Financial Officer
(Principal Financial and Accounting Officer)