Form 10-Q
period 2024-09-30
Alto Ingredients, Inc.
filed 2024-11-08
CIK 778164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024, there were 76,646,125 shares of Alto Ingredients, Inc. common stock, $0.001 par value per share, and 896 shares of Alto Ingredients, Inc. non-voting common stock, $0.001 par value per share, outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2024	2023
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$33,591	$30,014
Restricted cash	4,903	15,466
Accounts receivable, net (net of allowance for credit losses of $50 and $85, respectively)	52,038	58,729
Inventories	48,014	52,611
Derivative instruments	36	2,412
Other current assets	6,568	9,538
Total current assets	145,150	168,770
Property and equipment, net	238,892	248,748
Other Assets:
Right of use operating lease assets, net	19,283	22,597
Intangible assets, net	8,057	8,498
Other assets	6,029	5,628
Total other assets	33,369	36,723
Total Assets	$417,411	$454,241

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2023.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	September 30,	December 31,
	2024	2023
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,205	$20,752
Accrued liabilities	14,255	20,205
Current portion – operating leases	4,440	4,333
Derivative instruments	3,394	13,849
Other current liabilities	5,808	6,149
Total current liabilities	45,102	65,288

Long-term debt, net	83,342	82,097
Operating leases, net of current portion	15,740	19,029
Other liabilities	9,302	8,270
Total Liabilities	153,486	174,684
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of September 30, 2024 and December 31, 2023; liquidation preference of $18,075 as of September 30, 2024	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 76,625 and 75,703 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	77	76
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,043,501	1,040,912
Accumulated other comprehensive income	2,481	2,481
Accumulated deficit	(782,135)	(763,913)
Total Stockholders’ Equity	263,925	279,557
Total Liabilities and Stockholders’ Equity	$417,411	$454,241

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2023.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net sales	$251,814	$318,127	$728,911	$949,315
Cost of goods sold	245,854	313,966	717,798	931,137
Gross profit	5,960	4,161	11,113	18,178
Selling, general and administrative expenses	(7,510)	(8,488)	(24,403)	(24,281)
Gain on sale of assets	830	—	830	—
Asset impairments	—	—	—	(574)
Loss from operations	(720)	(4,327)	(12,460)	(6,677)
Interest expense, net	(1,867)	(2,000)	(5,170)	(5,299)
Income from cash grant	—	2,812	—	2,812
Other income, net	146	26	358	104
Loss before provision for income taxes	(2,441)	(3,489)	(17,272)	(9,060)
Provision for income taxes	—	—	—	—
Net loss	$(2,441)	$(3,489)	$(17,272)	$(9,060)
Preferred stock dividends	$(319)	$(319)	$(950)	$(946)
Net loss available to common stockholders	$(2,760)	$(3,808)	$(18,222)	$(10,006)
Net loss per share, basic and diluted	$(0.04)	$(0.05)	$(0.25)	$(0.14)
Weighted-average shares outstanding, basic and diluted	73,835	73,191	73,364	73,464

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net loss	$(17,272)	$(9,060)
Adjustments to reconcile net loss to Net cash provided by operating activities:
Depreciation and amortization	17,860	17,382
Gains on derivative instruments	(9,002)	(2,463)
Gain on sale of assets	(830)	—
Asset impairments	—	574
Stock-based compensation	3,650	2,718
Amortization of deferred financing fees	761	793
Amortization of debt discount	602	599
Credit loss recovery	(23)	(54)
Changes in operating assets and liabilities:
Accounts receivable	6,714	2,644
Inventories	8,434	9,536
Other assets	4,702	3,253
Operating leases	(4,424)	(4,014)
Accounts payable and accrued liabilities	(4,903)	(11,679)
Net cash provided by operating activities	6,269	10,229
Investing Activities:
Additions to property and equipment	(9,788)	(24,611)
Proceeds from sale of assets	400	—
Deferred purchase price payments for Eagle Alcohol	(2,800)	(3,500)
Net cash used in investing activities	(12,188)	(28,111)
Financing Activities:
Net (payments on) proceeds from Kinergy’s line of credit	(117)	6,847
Stock repurchases	—	(2,683)
Preferred stock dividends paid	(950)	(946)
Net cash (used in) provided by financing activities	(1,067)	3,218
Net change in cash, cash equivalents and restricted cash	(6,986)	(14,664)
Cash, cash equivalents and restricted cash at beginning of period	45,480	49,525
Cash, cash equivalents and restricted cash at end of period	$38,494	$34,861
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$33,591	$26,162
Restricted cash	4,903	8,699
Total cash, cash equivalents and restricted cash	$38,494	$34,861
Supplemental Information:
Interest paid	$6,211	$6,063
Proceeds from sale of assets – note receivable	$1,012	$—
ROU Assets obtained in exchange for new lease obligations	$—	$7,167
Capitalized interest	$2,411	$2,185

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances, January 1, 2024	927	$1	75,703	$76	$1,040,912	$(763,913)	$2,481	$279,557
Stock-based compensation	—	—	—	—	1,142	—	—	1,142
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	1,315	1	(1)	—	—	—
Preferred stock dividends	—	—	—	—	—	(315)	—	(315)
Net loss	—	—	—	—	—	(11,725)	—	(11,725)
Balances, March 31, 2024	927	$1	77,018	$77	$1,042,053	$(775,953)	$2,481	$268,659
Stock-based compensation	—	—	—	—	1,646	—	—	1,646
Restricted stock cancellations and tax, net of issuances to employees and directors	—	—	(373)	—	(1,060)	—	—	(1,060)
Preferred stock dividends	—	—	—	—	—	(316)	—	(316)
Net loss	—	—	—	—	—	(3,106)	—	(3,106)
Balances, June 30, 2024	927	$1	76,645	$77	$1,042,639	$(779,375)	$2,481	$265,823
Stock-based compensation	—	—	—	—	862	—	—	862
Restricted stock cancellations and tax, net of issuances to employees and directors	—	—	(20)	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(319)	—	(319)
Net loss	—	—	—	—	—	(2,441)	—	(2,441)
Balances, September 30, 2024	927	$1	76,625	$77	$1,043,501	$(782,135)	$2,481	$263,925

Balances, January 1, 2023	927	$1	75,154	$75	$1,040,834	$(734,643)	$1,822	$308,089
Stock-based compensation	—	—	—	—	752	—	—	752
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	1,893	2	(8)	—	—	(6)
Stock repurchases	—	—	(860)	(1)	(1,681)	—	—	(1,682)
Preferred stock dividends	—	—	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	—	(13,166)	—	(13,166)
Balances, March 31, 2023	927	$1	76,187	$76	$1,039,897	$(748,121)	$1,822	$293,675
Stock-based compensation	—	—	—	—	959	—	—	959
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	125	—	(120)	—	—	(120)
Stock repurchases	—	—	(389)	—	(1,001)	—	—	(1,001)
Preferred stock dividends	—	—	—	—	—	(315)	—	(315)
Net income	—	—	—	—	—	7,595	—	7,595
Balances, June 30, 2023	927	$1	75,923	$76	$1,039,735	$(740,841)	$1,822	$300,793
Stock-based compensation	—	—	—	—	1,007	—	—	1,007
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	192	—	5	—	—	5
Preferred stock dividends	—	—	—	—	—	(319)	—	(319)
Net income	—	—	—	—	—	(3,489)	—	(3,489)
Balances, September 30, 2023	927	$1	76,115	$76	$1,040,747	$(744,649)	$1,822	$297,997

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

As of September 30, 2024, all of the Company’s production facilities were operating. In January 2024, the Company temporarily hot-idled its Magic Valley facility to minimize losses from negative regional crush margins and to expedite the installation of additional equipment needed to achieve the intended production rate, quality and consistency from the corn oil and high protein system at the facility. The Company restarted its Magic Valley facility in July 2024. As market conditions change, the Company may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

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

Of the accounts receivable balance, approximately $46,887,000 and $51,315,000 at September 30, 2024 and December 31, 2023, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for credit losses was $50,000 and $85,000 as of September 30, 2024 and December 31, 2023, respectively. The Company recorded a credit reserve of $24,000 and credit loss recovery of $8,000 for the three months ended September 30, 2024 and 2023, respectively. The Company recorded a credit loss recovery of $23,000 and a credit loss recovery of $54,000 for the nine months ended September 30, 2024 and 2023, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Share Repurchase Program – On September 12, 2022, the Company announced a share repurchase program under which it may repurchase up to $50 million of its common stock with an initial purchase authorization of $10 million. The Company’s lender has further limited the Company’s purchase authorization to $5 million. Amounts in excess of the purchase authorization of $5 million will require additional lender consent and amounts in excess of the initial purchase authorization of $10 million will require additional board and preferred stockholder authorization. The share repurchase program does not have an expiration date, does not require the repurchase of any particular amount of shares, and may be implemented, modified, suspended or discontinued in whole or in part at any time and without further notice. As repurchases are made, the Company will retire the shares, resulting in a reduction of issued and outstanding shares. For the nine months ended September 30, 2023, the Company repurchased an aggregate of 1,249,000 shares for $2,683,000 in cash. The Company did not repurchase any shares during the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024. As of September 30, 2024, total repurchases under the program since its inception equaled 2,036,000 shares for approximately $5,000,000 in cash.

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

Income from Cash Grant – In 2022, the Company applied for the USDA’s Biofuel Producer Program (“BPP”). The program was created as part of the CARES Act in 2020, which allocated $700,000,000 to support biofuel producers who experienced market losses due to the pandemic. The cash grant is not required to be repaid. Since these funds are provided to subsidize historical losses of the Company, and are not required to be repaid, the Company accounted for the proceeds by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, and reported the amount as income from cash grant in the accompanying consolidated statements of operations. The Company received $2,812,000 in cash from the BPP during the three and nine months ended September 30, 2023. The Company did not receive any such funds in the three and nine months ended September 30, 2024.

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

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Sales
Pekin Campus, recorded as gross:
Alcohol sales	$106,459	$128,554	$315,494	$388,629
Essential ingredient sales	41,217	51,634	127,297	169,220
Intersegment sales	321	363	927	1,120
Total Pekin Campus sales	147,997	180,551	443,718	558,969
Marketing and distribution:
Alcohol sales, gross	$54,531	$58,805	$179,118	$215,741
Alcohol sales, net	71	74	169	292
Intersegment sales	2,862	3,392	8,002	8,734
Total marketing and distribution sales	57,464	62,271	187,289	224,767

Western production, recorded as gross:
Alcohol sales	$36,395	$57,159	$74,084	$122,477
Essential ingredient sales	10,408	17,841	24,184	40,614
Intersegment sales	8	37	(122)	99
Total Western production sales	46,811	75,037	98,146	163,190

Corporate and other	2,733	4,060	8,565	12,342
Intersegment eliminations	(3,191)	(3,792)	(8,807)	(9,953)
Net sales as reported	$251,814	$318,127	$728,911	$949,315

Cost of goods sold:
Pekin Campus	$141,823	$179,995	$423,135	$546,591
Marketing and distribution	53,553	58,051	176,676	212,923
Western production	49,079	73,584	112,762	165,401
Corporate and other	2,952	3,538	8,690	9,322
Intersegment eliminations	(1,553)	(1,202)	(3,465)	(3,100)
Cost of goods sold as reported	$245,854	$313,966	$717,798	$931,137

Gross profit (loss):
Pekin Campus	$6,174	$556	$20,583	$12,378
Marketing and distribution	3,911	4,220	10,613	11,844
Western production	(2,268)	1,453	(14,616)	(2,211)
Corporate and other	(219)	522	(125)	3,020
Intersegment eliminations	(1,638)	(2,590)	(5,342)	(6,853)
Gross profit as reported	$5,960	$4,161	$11,113	$18,178

Loss before provision for income taxes:
Pekin Campus	$1,997	$(1,956)	$8,083	$3,716
Marketing and distribution	1,626	2,403	3,733	6,019
Western production	(4,119)	(20)	(21,075)	(6,497)
Corporate and other	(1,945)	(3,916)	(8,013)	(12,298)
	$(2,441)	$(3,489)	$(17,272)	$(9,060)

Depreciation and amortization:
Pekin Campus	$5,328	$4,961	$15,733	$14,778
Western production	502	458	1,445	1,921
Corporate and other	228	228	682	683
	$6,058	$5,647	$17,860	$17,382

Interest expense, net of capitalized interest:
Pekin Campus	$496	$108	$1,083	$(527)
Marketing and distribution	98	111	291	713
Western production	619	678	1,848	173
Corporate and other	654	1,103	1,948	4,940
	$1,867	$2,000	$5,170	$5,299

The following table sets forth the Company’s total assets by operating segment (in thousands):

	September 30, 2024	December 31, 2023
Total assets:
Pekin Campus	$227,491	$251,048
Marketing and distribution	90,215	101,196
Western production	63,920	57,533
Corporate and other	35,785	44,464
	$417,411	$454,241

3.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, essential ingredients and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a valuation adjustment of $203,000 and $2,201,000 as of September 30, 2024 and December 31, 2023, respectively. Inventory balances consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Finished goods	$27,766	$35,765
Work in progress	4,788	5,063
Raw materials	9,858	10,313
Other	5,602	1,470
Total	$48,014	$52,611

4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to eighteen months to protect gross profit margins from potentially adverse effects of market and price volatility on alcohol sales and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price. In addition, the Company hedges anticipated sales of alcohol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and nine months ended September 30, 2024 and 2023, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and alcohols by entering into exchange-traded futures contracts or options for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net losses of $2,566,000 and net losses $2,711,000 as the change in the fair value of these contracts for the three months ended September 30, 2024 and 2023, respectively. The Company recognized net gains of $9,002,000 and $2,463,000 as the change in the fair value of these contracts for the nine months ended September 30, 2024 and 2023, respectively.

Non-Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of September 30, 2024
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash collateral balance	Restricted cash	$4,903
Commodity contracts	Derivative instruments	$36	Derivative instruments	$3,394

	As of December 31, 2023
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash collateral balance	Restricted cash	$15,466
Commodity contracts	Derivative instruments	$2,412	Derivative instruments	$13,849

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

The classification and amounts of the Company’s realized and unrealized gains and losses for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains
		For the Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2024	2023

Commodity contracts	Cost of goods sold	$3,633	$6,206
		$3,633	$6,206

		Realized Gains
		For the Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2024	2023

Commodity contracts	Cost of goods sold	$923	$3,980
		$923	$3,980

		Unrealized Losses
		For the Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2024	2023

Commodity contracts	Cost of goods sold	$(6,199)	$(8,917)
		$(6,199)	$(8,917)

		Unrealized Gains (Losses)
		For the Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2024	2023

Commodity contracts	Cost of goods sold	$8,079	$(1,517)
		$8,079	$(1,517)

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Kinergy line of credit	$30,572	$30,690
Orion term loan	60,000	60,000
	90,572	90,690
Less unamortized debt discount	(3,291)	(3,893)
Less unamortized debt financing costs	(3,939)	(4,700)
Less current portion	—	—
Long-term debt	$83,342	$82,097

Excess Availability – As of September 30, 2024, Kinergy had $27.2 million in unused borrowing availability under its line of credit with Wells Fargo Bank and the Company had $65.0 million that may be available for capital improvement projects under its term loan with Orion Infrastructure Capital, subject to certain conditions. At September 30, 2024, the interest rates for the Kinergy line of credit and the Orion term loan were 6.43% and 10.00%, respectively.

6.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At September 30, 2024, the Company had entered into sales contracts with its major customers to sell certain quantities of alcohol and essential ingredients. The Company had open alcohol indexed-price contracts for 70,128,000 gallons as of September 30, 2024 and open fixed-price alcohol sales contracts totaling $112,966,000 as of September 30, 2024. The Company had open fixed-price sales contracts for essential ingredients totaling $6,797,000 and open indexed-price sales contracts of essential ingredients for 44,000 tons as of September 30, 2024. These sales contracts are scheduled to be completed throughout 2024 and 2025.

Purchase Commitments – At September 30, 2024, the Company had indexed-price purchase contracts to purchase 14,468,000 gallons of alcohol and fixed-price purchase contracts to purchase $1,517,000 of alcohol from its suppliers. The Company had fixed-price purchase contracts to purchase $23,996,000 of corn from its suppliers as of September 30, 2024. The Company had indexed-price purchase contracts for natural gas totaling 5,592,000 MMBTU as of September 30, 2024. The Company also had future commitments for certain capital projects totaling $8,616,000. These purchase commitments are scheduled to be satisfied throughout 2024 and 2025.

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

For the three months ended September 30, 2024, the Retirement Plan’s net periodic expense was $13,000, comprised of $222,000 in interest cost and $67,000 in service cost, partially offset by $276,000 of expected return on plan assets. For the nine months ended September 30, 2024, the Retirement Plan’s net periodic expense was $39,000, comprised of $666,000 in interest cost and $201,000 in service cost, partially offset by $828,000 of expected return on plan assets. For the three months ended September 30, 2023, the Retirement Plan’s net periodic expense was $39,000, comprised of $225,000 in interest cost and $62,000 in service cost, partially offset by $248,000 of expected return on plan assets. For the nine months ended September 30, 2023, the Retirement Plan’s net periodic expense was $117,000, comprised of $675,000 in interest cost and $186,000 in service cost, partially offset by $744,000 of expected return on plan assets.

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

For the three months ended September 30, 2024, the Postretirement Plan’s net periodic expense was $54,000, comprised of $49,000 in interest cost and $5,000 in service cost. For the nine months ended September 30, 2024, the Postretirement Plan’s net periodic expense was $162,000, comprised of $147,000 in interest cost and $15,000 in service cost. For the three months ended September 30, 2023, the Postretirement Plan’s net periodic expense was $36,000, comprised of $46,000 of interest cost and $3,000 of service cost, partially offset by $13,000 in amortization of gains. For the nine months ended September 30, 2023, the Postretirement Plan’s net periodic expense was $108,000, comprised of $138,000 of interest cost and $9,000 of service cost, partially offset by $39,000 in amortization of gains.

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

The following table summarizes recurring and nonrecurring fair value measurements by level at September 30, 2024 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$36	$36	$—	$—
Liabilities:
Derivative instruments	$(3,394)	$(3,394)	$—	$—

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2023 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative instruments	$2,412	$2,412	$—	$—
Defined benefit plan assets(1) (pooled separate accounts):
Large U.S. Equity(2)	5,608	—	5,608	—	30%
Small/Mid U.S. Equity(3)	3,350	—	3,350	—	18%
International Equity(4)	2,682	—	2,682	—	15%
Fixed Income(5)	6,845	—	6,845	—	37%
	$20,897	$2,412	$18,485	$—

Liabilities:
Derivative instruments	$13,849	$13,849	$—	$—

(1)	Included in other assets in the consolidated balance sheets.

(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

9.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30, 2024
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(2,441)
Less: Preferred stock dividends	(319)
Basic and diluted loss per share:
Loss available to common stockholders	$(2,760)	73,835	$(0.04)

	Three Months Ended September 30, 2023
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(3,489)
Less: Preferred stock dividends	(319)
Basic and diluted loss per share:
Loss available to common stockholders	$(3,808)	73,191	$(0.05)

	Nine Months Ended September 30, 2024
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(17,272)
Less: Preferred stock dividends	(950)
Basic and diluted loss per share:
Loss available to common stockholders	$(18,222)	73,364	$(0.25)

	Nine Months Ended September 30, 2023
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(9,060)
Less: Preferred stock dividends	(946)
Basic and diluted loss per share:
Loss available to common stockholders	$(10,006)	73,464	$(0.14)

There were an additional aggregate potentially dilutive weighted-average shares of 981,000 from convertible securities outstanding for the three and nine months ended September 30, 2024 and September 30, 2023. These securities were not considered in calculating diluted net income (loss) per share for the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, as their effect would have been anti-dilutive.

10.	SUBSEQUENT EVENT.

On November 5, 2024, the Company entered into a CO2 Transportation and Sequestration Agreement (“TSA”) with Vault 44.01 to provide transportation, injection and sequestration into the Mt. Simon sandstone formation in Illinois of CO2 produced at the Company’s Pekin Campus. Under the TSA, Vault 44.01 will also manage the EPA permit approval process from submission to ultimate approval.

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

All of our production facilities are currently operating. However, unless there are meaningful improvements in overall economics at our Magic Valley facility, we plan to idle the plant before the end of 2024, which we believe will have a positive impact on our financial results. In January 2024, we temporarily hot-idled our Magic Valley facility to minimize losses from negative regional crush margins and to expedite the installation of additional equipment needed to achieve the intended production rate, quality and consistency from the corn oil and high protein system at the facility. We restarted our Magic Valley facility in July 2024. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

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

Current Initiatives and Outlook

In early November, we took a significant step forward in our commitment to sustainability by finalizing a definitive CO2 Transportation and Sequestration Agreement with Vault 44.01 for our carbon capture and storage project, or CCS. Under the terms of the agreement, Vault will handle the transportation, injection and sequestration of CO2 from our Pekin Campus to the Mt. Simon sandstone formation in Illinois. This partnership marks a critical milestone on our journey toward a more sustainable and prosperous future. While we await EPA submission and approval, address financing and source equipment, this agreement brings us closer to achieving our goals of lowering our carbon footprint and monetizing the value of the biogenic CO2 we produce at our Pekin Campus.

In the third quarter of 2024, we improved our consolidated gross profit to $6.0 million and improved our Adjusted EBITDA to $12.2 million, including $3.6 million in realized gains on derivatives for the quarter. These results were primarily driven by an increase in our production capabilities and uptime at our Pekin Campus, increasing its profitability despite fluctuating market conditions, compared to the third quarter of 2023. These results compare to $13.6 million of Adjusted EBITDA for the same period in 2023, including $6.2 million in realized gains on derivatives and a cash grant of $2.8 million from the USDA’s Biofuel Producer Program.

The third quarter began with solid ethanol crush margins supported by strong exports. Domestic demand began to weaken as weather-related events reduced miles driven. Ethanol production remained relatively high, outpacing demand and resulting in higher ethanol inventory levels and lower market prices. In addition, in the third quarter, carbon prices were approximately 80% lower in Oregon and Washington and 20% lower in California compared to the third quarter of 2023. Although carbon prices remained low in October, we have begun to see some price recovery.

We increased productivity at our Pekin Campus wet mill to its highest level since 2020, reflecting in part the results of our successful biennial repairs and maintenance outage in April 2024. This translated into higher specialty alcohol production in the third quarter of 2024, reaching 42% of total sales volume at our Pekin Campus, seven percentage points higher than for the same period last year. We remain on track to sell 90 million gallons of specialty alcohols in 2024 and expect to match this volume in 2025.

For the fourth quarter, we expect corn prices to remain low, reflecting a good 2024 harvest, which we anticipate will result in a strong supply carryout and attractive prices into 2025. However, with domestic corn prices lower than international prices, demand for United States corn exports will likely increase, straining logistics and driving up transportation costs. Moreover, when domestic corn prices are low, suppliers typically require that prices cover at least their costs, driving up corn basis. This dynamic is one reason we expanded our corn storage capacity at our Pekin Campus and are considering a further increase in storage capacity at the site.

While higher corn transportation costs impact all ethanol producers, they have a more substantial impact on our Western operations, for which we source corn supplies from the Midwest, compared to Midwest ethanol producers that have access to local corn supplies and cheaper corn basis.

At our Magic Valley plant, we completed upgrades to Harvesting Technology’s system to capture high protein and corn oil products and restarted the plant in July to prove out the system and benefit from the positive crush margins at the time. In October, the Magic Valley facility consistently achieved average ethanol production rates at full capacity, the protein content yield from the plant reached 50% or greater, and we were able to expand our corn oil yields. This successful restart and operation has informed us of the technology system’s capabilities as we consider system deployment at our other dry mills. Unfortunately, recent increases in regional corn basis and declining market prices for protein and corn oil have resulted in overall margin compression, outweighing the economic benefits of our plant improvements. We will continue to explore operational opportunities and assess market trends, but unless there are meaningful improvements in overall economics at the facility, we plan to idle the plant before the end of 2024, which we believe will have a positive impact on our financial results.

To address these challenges, we continue to pursue opportunities to maximize the Western plants’ strengths and advantages. We have engaged Guggenheim Securities to actively explore our alternatives to monetize or optimize these assets, including through potential partnerships.

Notably, while our Columbia facility is also experiencing margin compression, the combination of lower transportation costs, premiums earned on low-carbon ethanol and revenues generated from the sale of CO2 make the plant more economically resilient than our Magic Valley facility.

We continue to modernize our equipment and facilities to improve reliability, lower our operating costs and reduce our carbon footprint. For example, we are currently building a second alcohol loading dock at our Pekin Campus. Our goal for the project is to improve our river logistics by expediting the shipping process, adding redundancy and expanding our capabilities to accommodate a wider array of barges. We expect this project will yield a synergistic effect with our existing facilities and increase overall loading efficiencies. Our anticipated project cost is $3.0 million. The project is scheduled for completion in 2025.

Sustainability

We recently completed our sustainability report for 2023 and increased our disclosures on topics such as environmental, health, safety, quality and social metrics. Our core values of responsibility, integrity and quality drive our mission to produce the highest quality, sustainable ingredients that make everyday products better. We proudly offer 100% bio-based renewable products from our specialty alcohols and essential ingredients to renewable fuels and plant-based proteins. At our highly efficient dry grind facilities, we are striving for carbon intensity scores below 50 by optimizing efficiency, upgrading energy infrastructure and selecting sustainable feedstocks. Our dedication to sustainability and social responsibility extends to our customers, employees, investors, partners, suppliers and consumers, as well as our focus on product quality and safety.

We conducted materiality assessments with internal and external stakeholders and identified multiple long-term market opportunities to viably expand our bio-based renewable offerings. The third-party certifications we earned include such areas as oversight on risk management; chemical storage, handling, transportation and disposal; multiple food safety initiatives; quality management; good manufacturing practices and requirements for all active pharmaceutical ingredients and excipient products; and supply chains for waste streams.

Derivatives

We employ a variety of risk management strategies to mitigate the price volatility of different commodities throughout the year as a normal course of business. These strategies may include managing the spread between corn and ethanol prices, otherwise known as the crush margin. We may also take positions on corn and natural gas. Currently, our core strategy is to hedge the premium over fuel grade ethanol of our specialty alcohol contracts that have fixed sales prices of up to one year or longer. Using derivatives, we lock-in certain premiums for the duration of the specialty alcohol contract over production that otherwise would be sold as ethanol. For positions that settle, we record the cumulative unrealized gains or losses on those positions since inception to realized. On the remaining unsettled positions, the change in market values measured at the end of the reporting period is reflected as unrealized. Unrealized amounts are not determinate of amounts that will be realized in future periods. However, we believe that the most accurate method to assess the value or obligation to be realized in the future, measured as of a specific date, is to note the amounts on our balance sheet. The net derivative asset or liability amount on the balance sheet denotes the amount that  we would realize if we liquidated all of our positions as of that specific period-end date.

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

Reconciliation of Adjusted EBITDA to Consolidated Net Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands) (unaudited)	2024	2023	2024	2023
Consolidated net loss	$(2,441)	$(3,489)	$(17,272)	$(9,060)
Adjustments:
Interest expense, net	1,867	2,000	5,170	5,299
Interest income	(194)	(179)	(519)	(590)
Unrealized derivative (gains) losses	6,199	8,917	(8,079)	1,517
Acquisition-related expense	675	700	2,025	2,100
Asset impairments	—	—	—	574
Provision for income taxes	—	—	—	—
Depreciation and amortization expense	6,058	5,647	17,860	17,382
Total adjustments	14,605	17,085	16,457	26,282
Adjusted EBITDA	$12,164	$13,596	$(815)	$17,222

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

Certain performance metrics that we believe are important indicators of our results of operations include the following:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2024	2023	Variance	2024	2023	Variance
Alcohol Sales (gallons in millions)
Pekin Campus renewable fuel gallons sold	31.1	34.4	(9.6)%	93.6	104.4	(10.3)%
Western production renewable fuel gallons sold	18.0	22.2	(18.9)%	38.2	46.6	(18.0)%
Third-party renewable fuel gallons sold	25.2	21.9	15.1%	89.3	82.4	8.4%
Total renewable fuel gallons sold	74.3	78.5	(5.4)%	221.1	233.4	(5.3)%
Specialty alcohol gallons sold	22.5	18.6	21.0%	69.8	56.6	23.3%
Total gallons sold	96.8	97.1	(0.3)%	290.9	290.0	0.3%

Sales Price per Gallon
Pekin Campus	$2.02	$2.48	(18.5)%	$1.96	$2.46	(20.3)%
Western production	$2.02	$2.57	(21.4)%	$1.94	$2.63	(26.2)%
Marketing and distribution	$2.17	$2.69	(19.3)%	$2.01	$2.62	(23.3)%
Total	$2.06	$2.56	(19.5)%	$1.97	$2.53	(22.1)%

Alcohol Production (gallons in millions)
Pekin Campus	53.4	51.8	3.1%	157.0	158.1	(0.7)%
Western production	19.2	22.5	(14.7)%	37.5	47.3	(20.7)%
Total	72.6	74.3	(2.3)%	194.5	205.4	(5.3)%

Corn Cost per Bushel
Pekin Campus	$4.40	$6.29	(30.0)%	$4.55	$6.72	(32.3)%
Western production	$5.52	$7.37	(25.1)%	$5.69	$7.91	(28.1)%
Total	$4.68	$6.60	(29.1)%	$4.76	$6.98	(31.8)%

Average Market Metrics
PLATTS Ethanol price per gallon	$1.81	$2.29	(21.0)%	$1.72	$2.31	(25.5)%
CME Corn cost per bushel	$3.92	$4.98	(21.3)%	$4.23	$5.94	(28.8)%
Board corn crush per gallon (1)	$0.41	$0.51	(19.6)%	$0.21	$0.19	10.5%

Essential Ingredients Sold (in thousands of tons)
Pekin Campus
Distillers grains	83.7	85.3	(1.9)%	251.1	252.5	(0.6)%
CO2	53.5	48.9	9.4%	135.9	139.0	(2.2)%
Corn wet feed	30.0	28.3	6.0%	80.4	70.0	14.9%
Corn dry feed	26.5	22.1	19.9%	65.2	67.3	(3.1)%
Corn oil and germ	18.8	17.8	5.6%	54.1	55.6	(2.7)%
Syrup and other	8.0	9.2	(13.0)%	28.6	28.5	0.4%
Corn meal	9.8	8.2	19.5%	26.1	27.8	(6.1)%
Yeast	6.3	6.4	(1.6)%	17.8	19.7	(9.6)%
Total Pekin Campus	236.6	226.2	4.6%	659.2	660.4	(0.2)%

Western production
Distillers grains	116.6	144.6	(19.4)%	250.2	307.7	(18.7)%
CO2	14.7	14.9	(1.3)%	43.1	41.7	3.4%
Syrup and other	21.4	35.2	(39.2)%	37.6	71.6	(47.5)%
Corn oil	2.1	2.3	(8.7)%	4.5	5.2	(13.5)%
Total Western Production	154.8	197.0	(21.4)%	335.4	426.2	(21.3)%

Total Essential Ingredients Sold	391.4	423.2	(7.5)%	994.6	1,086.6	(8.5)%

Essential Ingredients return % (2)
Pekin Campus Return	49.0%	44.8%	9.4%	49.7%	44.1%	12.7%
Western Production Return	28.6%	31.3%	(8.6)%	33.0%	32.3%	2.2%
Consolidated Total Return	42.8%	40.4%	5.9%	46.0%	41.2%	11.7%

(1)	Assumes corn conversion of 2.80 gallons of alcohol per bushel of corn.
(2)	Essential ingredients revenues as a percentage of total corn costs consumed.

Net Sales, Cost of Goods Sold and Gross Profit

The following table presents our net sales, cost of goods sold and gross profit in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent

Net sales	$251,814	$318,127	$(66,313)	(20.8)%	$728,911	$949,315	$(220,404)	(23.2)%
Cost of goods sold	245,854	313,966	(68,112)	(21.7)%	717,798	931,137	(213,339)	(22.9)%
Gross profit	$5,960	$4,161	$1,799	43.2%	$11,113	$18,178	$(7,065)	(38.9)%
Percentage of net sales	2.4%	1.3%			1.5%	1.9%

*	Not meaningful

Three Months ended September 30, 2024 as compared to the Three Months ended September 30, 2023

Net Sales

The decline in our consolidated net sales for the three months ended September 30, 2024 as compared to the same period in 2023 is primarily attributable to lower average sales prices per gallon for both specialty alcohol and renewable fuel as well as lower average sales prices of essential ingredients due to a lower commodity price environment. In addition, we had lower sales of renewable fuel and essential ingredients due to the hot-idling of our Magic Valley plant in January 2024, which we restarted in July 2024, but which did not reach average full capacity until October 2024.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment declined by $22.1 million, or 17%, to $106.5 million for the three months ended September 30, 2024 as compared to $128.6 million for the same period in 2023. Our total volume of production gallons sold increased by 0.8 million gallons, or 2%, to 52.8 million gallons for the three months ended September 30, 2024 as compared to 52.0 million gallons for the same period in 2023. The decrease of $0.46, or 19%, in the segment’s average sales price per gallon for the three months ended September 30, 2024 as compared to the same period in 2023 reduced our net sales from the segment by $23.7 million. With the segment’s average sales price per gallon of $2.02 for the three months ended September 30, 2024, we generated $1.6 million more in net sales from the 0.8 million additional gallons of alcohol sold in the three months ended September 30, 2024 as compared to the same period in 2023.

Net sales of essential ingredients from our Pekin Campus production segment declined by $10.4 million, or 20%, to $41.2 million for the three months ended September 30, 2024 as compared to $51.6 million for the same period in 2023. Our total volume of essential ingredients sold increased by 10,400 tons, or 5%, to 236,600 tons for the three months ended September 30, 2024 from 226,200 tons for the same period in 2023. The decrease of $54.06, or 24%, in the segment’s average sales price per ton for the three months ended September 30, 2024 as compared to the same period in 2023 reduced our net sales from the segment by $12.2 million. With the segment’s average sales price per ton of $174.21 for the three months ended September 30, 2024, we generated $1.8 million in additional net sales from the 10,400 additional tons of essential ingredients sold in the three months ended September 30, 2024 as compared to the same period in 2023.

Marketing and Distribution Segment

Net sales of alcohol from our marketing and distribution segment, excluding intersegment sales, declined by $4.3 million, or 7%, to $54.6 million for the three months ended September 30, 2024 as compared to $58.9 million for the same period in 2023.

The $0.52 per gallon, or 19%, decrease in the segment’s average sales price per gallon for the three months ended September 30, 2024 as compared to the same period in 2023 resulted in a $11.4 million decline in our net sales from third-party fuel-grade ethanol sold by the segment. Our volume of third-party alcohol sold reported gross by the segment increased by 3.3 million gallons, or 15%, to 25.2 million gallons for the three months ended September 30, 2024 as compared to 21.9 million gallons for the same period in 2023. With the segment’s average sales price per gallon of $2.17 for the three months ended September 30, 2024, we realized $7.1 million in additional net sales from the 3.3 million additional gallons of third-party alcohol sold gross in the three months ended September 30, 2024 as compared to the same period in 2023.

Western Production Segment

Net sales of alcohol from our Western production segment declined by $20.8 million, or 36%, to $36.4 million for the three months ended September 30, 2024 as compared to $57.2 million for the same period in 2023. Our total volume of alcohol sold decreased by 4.2 million gallons, or 19%, to 18.0 million gallons for the three months ended September 30, 2024 as compared to 22.2 million gallons for the same period in 2023. The decrease of $0.55, or 21%, in the segment’s average sales price per gallon for the three months ended September 30, 2024 as compared to the same period in 2023 reduced our net sales from the segment by $12.3 million. With the segment’s average sales price per gallon of $2.02 for the three months ended September 30, 2024, we generated $8.5 million less in net sales from the 4.2 million fewer gallons of alcohol sold in the three months ended September 30, 2024 as compared to the same period in 2023.

Net sales of essential ingredients from our Western production segment declined by $7.4 million, or 42%, to $10.4 million for the three months ended September 30, 2024 as compared to $17.8 million for the same period in 2023. Our total volume of essential ingredients sold decreased 42,200 tons, or 21%, to 154,800 tons for the three months ended September 30, 2024 from 197,000 tons for the same period in 2023. The decrease of $23.33, or 26%, in our average sales price per ton for the three months ended September 30, 2024 as compared to the same period in 2023 reduced our net sales of essential ingredients from the segment by $4.6 million. With the segment’s average sales price per ton of $67.24 for the three months ended September 30, 2024, we generated $2.8 million less in net sales from the 42,200 fewer tons of essential ingredients sold in the three months ended September 30, 2024 as compared to the same period in 2023.

Corporate and other

Net sales of alcohol from corporate and other declined by $1.4 million, or 34%, to $2.7 million for the three months ended September 30, 2024 as compared to $4.1 million for the same period in 2023. These sales are from Eagle Alcohol’s business.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit improved to $6.0 million for the three months ended September 30, 2024 from $4.2 million for the same period in 2023, representing a gross margin of 2.4% and 1.3% for the three months ended September 30, 2024 and 2023, respectively. With total alcohol sales volumes essentially flat, our consolidated gross profit increased due to lower overall corn costs, primarily from lower corn basis costs, which declined $0.63 per bushel compared to the same period in 2023. Our lower corn costs were, however, partially offset by a $0.10 decline in market crush margins to $0.41 per gallon compared to the same period in 2023.

Our Pekin Campus contributed $6.2 million to gross profit, improving tenfold year-over-year, in part due to productivity and other improvements resulting from our scheduled repairs and maintenance in April 2024 as well as a positive shift in sales mix to higher margin products. In particular, we sold 4.0 million gallons more of specialty alcohols for the three months ended September 30, 2024 compared to the same period in 2023. These improvements were partially offset by a 24% decline in our average sales price for essential ingredients compared to the same period in 2023.

Our Western facilities generated a gross loss of $2.3 million for the three months ended September 30, 2024 compared to a gross profit of $1.5 million for the same period in 2023. This $3.8 million year-over-year decline in gross profit is largely attributable to production downtime at our Magic Valley facility and higher costs associated with upgrading equipment at the plant and restarting the facility at the beginning of the third quarter of 2024. Production at our Magic Valley plant did not reach average full capacity until October 2024. In addition, our Columbia facility generated $1.6 million less in high margin revenue due to an 80% drop in carbon prices in the region.

We realized consolidated derivative gains of $3.6 million for the three months ended September 30, 2024 compared to $6.2 million for the same period in 2023.

During the third quarter of 2024, on a consolidated basis, we recorded $8.1 million dollars in repairs and maintenance expense, in line with the prior-year quarter, and we are on track to meet our 2024 full-year estimate of $34.0 million dollars of repairs and maintenance expense.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit, net of intercompany activity, increased by $5.9 million to $7.0 million for the three months ended September 30, 2024 as compared to $1.1 million for the same period in 2023. Of this increase, $5.8 million is attributable to higher margins and $0.1 million is attributable to higher sales volumes.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit, net of intercompany activity, increased by $0.4 million to $1.3 million for the three months ended September 30, 2024 as compared to a gross profit of $0.9 million for the same period in 2023. Of this improvement, $0.3 million is attributable to higher margins from sales of third-party fuel-grade ethanol and $0.1 million attributable to higher sales volumes.

Western Production Segment

Our Western production segment’s gross profit, net of intercompany activity, declined by $3.8 million to a gross loss of $2.1 million for the three months ended September 30, 2024 as compared to a gross profit of $1.7 million for the same period in 2023. Of this decline, $4.2 million is attributable to lower renewable fuel margins, partially offset by $0.4 million attributable to lower sales volumes at negative margins.

Corporate and other

Gross profit from corporate and other declined by $0.7 million to a gross loss of $0.2 million for the three months ended September 30, 2024 as compared to a gross profit of $0.5 million for the same period in 2023, all of which were from Eagle Alcohol’s business.

Nine Months ended September 30, 2024 as compared to the Nine Months ended September 30, 2023

Net Sales

The decrease in our consolidated net sales for the nine months ended September 30, 2024 as compared to the same period in 2023 is primarily attributable to lower average sales prices per gallon for both specialty alcohols and renewable fuel as well as lower average sales prices of essential ingredients due to lower corn prices. In addition, we had lower sales of renewable fuel and essential ingredients due to the hot-idling of our Magic Valley plant in January 2024, and the biennial wet mill outage at our Pekin Campus for repairs and maintenance in April 2024.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment declined by $73.1 million, or 19%, to $315.5 million for the nine months ended September 30, 2024 as compared to $388.6 million for the same period in 2023. Our total volume of production gallons sold increased by 2.8 million gallons, or 2%, to 160.7 million gallons for the nine months ended September 30, 2024 as compared to 157.9 million gallons for the same period in 2023. The decrease of $0.50, or 20%, in the segment’s average sales price per gallon for the nine months ended September 30, 2024 as compared to the same period in 2023 reduced our net sales from the segment by $78.6 million. With the segment’s average sales price per gallon of $1.96 for the nine months ended September 30, 2024, we generated $5.5 million more in net sales from the 2.8 million additional gallons of alcohol sold in the nine months ended September 30, 2024 as compared to the same period in 2023.

Net sales of essential ingredients from our Pekin Campus production segment declined by $41.9 million, or 25%, to $127.3 million for the nine months ended September 30, 2024 as compared to $169.2 million for the same period in 2023. Our total volume of essential ingredients sold decreased by 1,200 tons, or less than 1%, to 659,200 tons for the nine months ended September 30, 2024 from 660,400 tons for the same period in 2023. The decrease of $63.13, or 25%, in the segment’s average sales price per ton for the nine months ended September 30, 2024 as compared to the same period in 2023 reduced our net sales from the segment by $41.7 million. With the segment’s average sales price per ton of $193.11 for the nine months ended September 30, 2024, we generated $0.2 million less in net sales from the 1,200 fewer tons of essential ingredients sold in the nine months ended September 30, 2024 as compared to the same period in 2023.

Marketing and Distribution Segment

Net sales of alcohol from our marketing and distribution segment, excluding intersegment sales, declined by $36.7 million, or 17%, to $179.3 million for the nine months ended September 30, 2024 as compared to $216.0 million for the same period in 2023.

Our volume of third-party alcohol sold reported gross by the segment increased by 6.9 million gallons, or 8%, to 89.3 million gallons for the nine months ended September 30, 2024 as compared to 82.4 million gallons for the same period in 2023. The $0.61 per gallon, or 23%, decrease in the segment’s average sales price per gallon for the nine months ended September 30, 2024 as compared to the same period in 2023 resulted in a $50.6 million decline in our net sales from third-party fuel-grade ethanol sold by the segment. With the segment’s average sales price per gallon of $2.01 for the nine months ended September 30, 2024, we realized $13.9 million in additional net sales from the 6.9 million additional gallons of third-party alcohol sold gross in the nine months ended September 30, 2024 as compared to the same period in 2023.

Western Production Segment

Net sales of alcohol from our Western production segment declined by $48.4 million, or 40%, to $74.1 million for the nine months ended September 30, 2024 as compared to $122.5 million for the same period in 2023. Our total volume of alcohol sold decreased by 8.4 million gallons, or 18%, to 38.2 million gallons for the nine months ended September 30, 2024 as compared to 46.6 million gallons for the same period in 2023. The decrease of $0.69, or 26%, in the segment’s average sales price per gallon for the nine months ended September 30, 2024 as compared to the same period in 2023 reduced our net sales from the segment by $32.1 million. With the segment’s average sales price per gallon of $1.94 for the nine months ended September 30, 2024, we generated $16.3 million less in net sales from the 8.4 million fewer gallons of alcohol sold in the nine months ended September 30, 2024 as compared to the same period in 2023.

Net sales of essential ingredients from our Western production segment declined by $16.4 million, or 40%, to $24.2 million for the nine months ended September 30, 2024 as compared to $40.6 million for the same period in 2023. Our total volume of essential ingredients sold decreased 90,800 tons, or 21%, to 335,400 tons for the nine months ended September 30, 2024 from 426,200 tons for the same period in 2023. The decrease of $23.19, or 24%, in our average sales price per ton for the nine months ended September 30, 2024 as compared to the same period in 2023 reduced our net sales of essential ingredients from the segment by $9.9 million. With the segment’s average sales price per ton of $72.10 for the nine months ended September 30, 2024, we generated $6.5 million less in net sales from the 90,800 fewer tons of essential ingredients sold in the nine months ended September 30, 2024 as compared to the same period in 2023.

Corporate and other

Net sales of alcohol from corporate and other declined by $3.7 million, or 30%, to $8.6 million for the nine months ended September 30, 2024 as compared to $12.3 million for the same period in 2023. These sales are from Eagle Alcohol’s business.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit declined to $11.1 million for the nine months ended September 30, 2024 from $18.2 million for the same period in 2023, representing a gross margin of 1.5% and 1.9% for the nine months ended September 30, 2024 and 2023, respectively. Our consolidated gross profit declined primarily due to higher repairs and maintenance expense and lower average sales prices for our essential ingredients due, in particular, to a compression on protein prices from an increase in soybean meal supply, a consequence of production growth in soy crush driven by the demand for renewable diesel. Another contributing factor to the year-over-year decline in gross profit is production downtime at our Magic Valley facility and higher operating costs associated with upgrading equipment at the plant. We restarted our Magic Valley facility in July 2024, but production did not reach average full capacity until October 2024.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit, net of intercompany activity, increased by $8.6 million to a gross profit of $22.4 million for the nine months ended September 30, 2024 as compared to $13.8 million for the same period in 2023. Of this improvement, $8.3 million is attributable to higher alcohol sales margins and $0.3 million is attributable to higher sales volumes.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit, net of intercompany activity, declined by $0.3 million to a gross profit of $2.9 million for the nine months ended September 30, 2024 as compared to a gross profit of $3.2 million for the same period in 2023. Of this decline, $0.5 million is attributable to lower margins from sales of third-party fuel-grade ethanol, partially offset by $0.2 million attributable to higher sales volumes.

Western Production Segment

Our Western production segment’s gross profit, net of intercompany activity, declined by $12.3 million to a gross loss of $14.1 million for the nine months ended September 30, 2024 as compared to a gross loss of $1.8 million for the same period in 2023. Of this decline, $15.4 million is attributable to lower renewable fuel margins and hot-idling costs at our Magic Valley facility, partially offset by $3.1 million attributable to lower sales volumes at negative margins.

Corporate and other

Gross profit from corporate and other declined by $3.1 million to a gross loss of $0.1 million for the nine months ended September 30, 2024 as compared to a gross profit of $3.0 million for the same period in 2023, all of which were from Eagle Alcohol’s business.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Selling, general and administrative expenses	$7,510	$8,488	$(978)	(11.5)%	$24,403	$24,281	$122	0.5%
Percentage of net sales	3.0%	2.7%			3.3%	2.6%

Our SG&A expenses decreased for the three months ended September 30, 2024 as compared to the same period in 2023. The period over period decrease in SG&A expenses is primarily due to lower professional services fees from diligence work on strategic capital projects and other related up-front project costs, such as with respect to our CCS project, which are expensed until the project is at a stage where costs are capitalized. SG&A expenses remained essentially flat for the nine months ended September 30, 2024 and 2023.

Net Loss Available to Common Stockholders

The following table presents our net loss available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Net loss available to common stockholders	$(2,760)	$(3,808)	$(1,048)	27.5%	$(18,222)	$(10,006)	$8,216	82.1%
Percentage of net sales	(1.1)%	(1.2)%			(2.5)%	(1.1)%

Our net loss available to common stockholders for the three and nine months ended September 30, 2024 and 2023 is primarily due to lower margins resulting from increased repairs and maintenance expense, higher up-front project costs as we worked to advance our CCS project, and other factors affecting gross profit as discussed above, partially offset by $0.8 million in gains for the three months ended September 30, 2024 from the sale of noncore assets from a past business acquisition. In addition, for the three months ended September 30, 2023, we received a USDA cash grant of $2.8 million related to the Biofuel Producer Program. This grant did not recur in 2024.

Liquidity and Capital Resources

During the nine months ended September 30, 2024, we funded our operations primarily from cash on hand, cash provided by our operations and Kinergy’s operating line of credit. In addition to funding our operations, we used our capital resources to advance our capital improvement projects and make an annual payment relating to our acquisition of Eagle Alcohol. As of September 30, 2024, we had $38.5 million in cash, cash equivalents and restricted cash, $27.2 million available for borrowing under Kinergy’s operating line of credit and $65.0 million that may be available for capital improvement projects under our term loan with Orion Infrastructure Capital, subject to certain conditions. We believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs to fund our operations for at least the next twelve months from the date of this report. We must, however, raise significant additional capital to advance and complete some of our capital improvement projects, including our CCS project.

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

	September 30, 2024	December 31, 2023	Change
Cash, cash equivalents and restricted cash	$38,494	$45,480	(15.4)%
Current assets	$145,150	$168,770	(14.0)%
Property and equipment, net	$238,892	$248,748	(4.0)%
Current liabilities	$45,102	$65,288	(30.9)%
Long-term debt, noncurrent portion	$83,342	$82,097	1.5%
Working capital	$100,048	$103,482	(3.3)%
Working capital ratio	3.22	2.59	24.3%

Restricted Net Assets

At September 30, 2024, we had approximately $56.3 million of net assets at our subsidiaries that were not available to be transferred to Alto Ingredients, Inc. in the form of dividends, distributions, loans or advances due to restrictions contained in our subsidiaries’ credit facilities.

Changes in Working Capital and Cash Flows

Working capital declined by $3.5 million to $100.0 million at September 30, 2024 compared to $103.5 million at December 31, 2023 due to a decrease of $23.7 million in current assets, partially offset by a decrease of $20.2 million in current liabilities.

Current assets declined due to decreases in cash, cash equivalents and restricted cash, accounts receivable, inventories, derivative assets and other assets for the nine months ended September 30, 2024 as compared to the same period in 2023.

Our current liabilities decreased primarily due to a decrease in accrued liabilities, derivative instruments and other current liabilities.

Our cash, cash equivalents and restricted cash declined by $7.0 million primarily due to $12.0 million in cash used in our investing activities and $1.0 million in cash used in our financing activities, partially offset by $6.0 million of cash provided by our operating activities.

Cash provided by our Operating Activities

We generated $6.3 million in cash from our operating activities during the nine months ended September 30, 2024 as compared to $10.2 million for the same period in 2023. Specific factors that contributed to the change in cash from our operating activities include:

●	an increase of $8.2 million in our net loss primarily due to lower commodity margins; and

●	a decrease of $6.5 million related to derivative instruments due to changes in commodity prices.

These amounts were partially offset by:

●	an increase of $6.8 million related to accounts payable and accrued liabilities due to the timing of payments; and

●	an increase of $4.1 million related to changes in accounts receivable balances due to the timing of our collections.

Cash used in our Investing Activities

We used $12.2 million in cash during the nine months ended September 30, 2024 to fund $9.8 million of additions to property and equipment, including for our capital improvement projects, and to fund $2.8 million of contingent purchase price payments for our acquisition of Eagle Alcohol, partially offset by $0.4 million in proceeds from the sale of assets. Our capital expenditures for the third quarter of 2024 totaled $0.5 million, net of various energy rebates.

Cash used in our Financing Activities

We used $1.0 million in cash during the nine months ended September 30, 2024 to fund $0.9 million in preferred stock dividends and $0.1 million in net payments on Kinergy’s operating line of credit.

Kinergy’s Operating Line of Credit

Kinergy maintains an operating line of credit with Wells Fargo Bank for an aggregate amount of up to $100.0 million. The credit facility matures on November 7, 2027. Interest accrues under the credit facility at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin ranging from 1.25% to 1.75%. The credit facility’s monthly unused line fee is 0.25% to 0.375% of the amount by which the maximum credit under the facility exceeds the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to Alto Ingredients, Inc. as reimbursement for management and other services provided by Alto Ingredients, Inc. to Kinergy are limited under the terms of the credit facility to $1.5 million per fiscal quarter. The credit facility also includes the accounts receivable of our indirect wholly-owned subsidiary, Alto Nutrients, LLC, or Alto Nutrients, as additional collateral. Payments that may be made by Alto Nutrients to Alto Ingredients, Inc. as reimbursement for management and other services provided by Alto Ingredients, Inc. to Alto Nutrients are limited under the terms of the credit facility to $0.5 million per fiscal quarter. Alto Nutrients markets our essential ingredients and also provides raw material procurement services to our subsidiaries. In addition, the amount of cash distributions that Kinergy or Alto Nutrients may make to us is also limited to up to 75% of excess cash flow.

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

We believe Kinergy and Alto Nutrients are in compliance with the fixed-charge coverage ratio covenant as of the filing of this report. The following table sets forth the fixed-charge coverage ratio financial covenant and the actual results for the periods presented:

	Three Months Ended September 30,		Years Ended December 31,
	2024	2023	2023	2022

Fixed-Charge Coverage Ratio Requirement	1.10	1.10	1.10	1.10
Actual	3.80	4.09	5.22	3.54
Excess	2.70	2.99	4.12	2.44

Alto Ingredients, Inc. has guaranteed all of Kinergy’s obligations under the credit facility. As of September 30, 2024, Kinergy had an outstanding balance of $30.6 million and $27.2 million of unused borrowing availability under the credit facility.

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

As of September 30, 2024, the principal amount outstanding under the Term Loan was $60,000,000.

Other Cash Obligations

As of September 30, 2024, we had future commitments for certain capital projects totaling $8.6 million. These commitments are scheduled to be satisfied through 2024 and 2025.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized net gains of $9.0 million and $2.5 million related to the changes in the fair values of these contracts for the nine months ended September 30, 2024 and 2023, respectively.

We prepared a sensitivity analysis as of September 30, 2024 to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The analysis uses average Chicago Mercantile Exchange prices for the year and does not factor in future contracted volumes. The results of this analysis for the nine months ended September 30, 2024, which may differ materially from actual results, are as follows (in millions):

Commodity	Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	290.9	Gallons	$(34.8)
Corn	72.0	Bushels	$(30.5)

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2024 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Over the past several years, for example, the spread between corn and fuel-grade ethanol prices has fluctuated significantly. Fluctuations are likely to continue to occur. A sustained negative or narrow spread, whether as a result of sustained high or increased corn prices or sustained low or decreased alcohol or essential ingredient prices, would adversely affect our results of operations and financial condition. Revenues from sales of alcohols, particularly fuel-grade ethanol, and essential ingredients have in the past and could in the future decline below the marginal cost of production, which have in the past and may again in the future force us to suspend production, particularly fuel-grade ethanol production, at some or all of our facilities. For example, we hot-idled our Magic Valley facility in early 2023 due to unfavorable market conditions and again hot-idled our Magic Valley facility in early 2024 in part due to unfavorable market conditions and to expedite the installation of additional equipment needed to achieve the intended production rate, quality and consistency from the corn oil and high protein system at the facility. We restarted the Magic Valley facility in July 2024, but due to challenging economics that arose in the fourth quarter and continue through the filing of this report, we plan to idle the plant before the end of 2024 unless there are meaningful improvements in overall economics at the facility.

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

To partially offset the effects of production input and product price volatility, in particular, corn and natural gas costs and fuel-grade ethanol prices, we may enter into contracts to purchase a portion of our corn or natural gas requirements on a forward basis or fix the sale price of portions of our alcohol production. In addition, we may engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and unleaded gasoline from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which forward commitments have been made. We have recognized losses in the past, and may suffer losses in the future, from our hedging arrangements. For example, for the year ended December 31, 2023, we recognized net losses of $8.0 million, related to the change in the fair values of hedging contracts.

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

We have incurred significant losses and negative operating cash flow in the past. For example, for the three months ended September 30, 2024, June 30, 2024 and December 31, 2023, for the nine months ended September 30, 2024 and for the years ended December 31, 2023 and 2022, we incurred consolidated net losses of approximately $2.4 million, $3.1 million, $19.0 million, $17.3 million, $28.0 million and $41.6 million, respectively. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

Capital improvement projects require significant outlays of capital and are often subject to material execution risks and delays. Our CCS project in particular requires Environmental Protection Agency, or EPA, approval but the EPA’s own projected timeline for approval has lengthened and may lengthen further. We may have insufficient financial resources, and we may be unable to raise sufficient capital, to complete our projects timely or at all. Although we intend to use reputable third-party contractors with expertise in their fields to implement our projects, adverse conditions and events as well as delays in capital projects are not uncommon. Moreover, the projects’ interaction with existing processes may result in the degradation of other plant operations. For example, operation of our corn oil and high protein system at our Magic Valley facility previously resulted in inconsistent product quality and degraded other operations at the plant, including production rates. In the past, we have extended our expected completion dates for various projects and, as circumstances require, may have to do so again.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, or any of the other risks or uncertainties discussed in this report, many of which are beyond our control:

●	fluctuations in our quarterly or annual operating results;

●	fluctuations in the market prices of our products;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	the timing, cost and effects of, and our ability to fund, our capital improvement projects, including with respect to our CCS project;

●	anticipated trends in our financial condition and results of operations;

●	our ability to obtain any necessary financing;

●	the volume and timing of the receipt of orders for our products from major customers, including annual contracted sales volumes for our specialty alcohols;

●	competitive pricing pressures;

●	changes in market valuations of companies similar to us;

●	stock market price and volume fluctuations generally;

●	regulatory developments or increased enforcement;

●	additions or departures of key personnel;

●	environmental, product or other liabilities we may incur;

●	our financing activities and future sales of our common stock or other securities; and

●	our ability to maintain contracts that are critical to our operations.

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

For the three and nine months ended September 30, 2024 and 2023, we accrued and paid in cash an aggregate of $0.3 million and $0.9 million, respectively, in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

ALTO INGREDIENTS, INC.

Dated: November 8, 2024	By:	/S/ ROBERT R. OLANDER
Robert R. Olander
Chief Financial Officer
(Principal Financial and Accounting Officer)