Form 10-K
period 2024-12-31
Alto Ingredients, Inc.
filed 2025-03-13
CIK 778164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Registrant’s telephone number, including area code: (833) 710-2586

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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $105 million as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 12, 2025, there were 76,611,090 shares of the registrant’s common stock, $0.001 par value per share, and 896 shares of the registrant’s non-voting common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders (“Proxy Statement”), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

i

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses, and margins; the expected timing, cost and effects of our capital improvement projects, including our carbon capture and storage project, and other strategic and business initiatives; expectations surrounding our repairs and maintenance activities and their timing, costs and effects; our business outlook and expected performance in future periods; the sufficiency of our liquidity and capital resources; our ability to continue as a going concern; our accounting estimates, assumptions and judgments; the demand for specialty alcohols and essential ingredients; the competitive nature of and anticipated growth in our industry; production capacity and goals; our ability to consummate acquisitions, if any, and integrate their operations successfully; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

ii

PART I

Item 1. Business.

Business Overview

We are a leading producer and distributor of specialty alcohols, renewable fuels and essential ingredients in the United States.

We operate five alcohol production facilities. Three of our production facilities are located in Illinois, one is located in Oregon and another is located in Idaho. We have an annual alcohol production capacity of 350 million gallons, including both renewable fuels and specialty alcohols ranging from industrial-, pharmaceutical-, and high-quality food- and beverage-grade alcohols. Of this amount, we can produce up to 110 million gallons annually of specialty alcohols, depending on our product mix among high-quality beverage-grade alcohol and other quality specification alcohols. We market and distribute all of the alcohols produced at our facilities as well as alcohols produced by third parties. In 2024, we marketed and distributed approximately 386 million gallons combined of our own produced alcohols as well as fuel-grade ethanol produced by third parties, and over 1.4 million tons of essential ingredients on a dry matter basis.

We also own and operate a liquid carbon dioxide, or CO2, production facility adjacent to our plant in Oregon for the offtake of CO2 gas from the plant for conversion to liquid CO2 and subsequent sale. We acquired this facility on January 1, 2025.

In addition, we break bulk and distribute specialty alcohols, produced by us and third parties, through our Eagle Alcohol business.

We report our financial and operating performance in three distinct segments:

●	Pekin production, which includes the production and sale of alcohols and essential ingredients produced at our three production facilities located in Pekin, Illinois, which we refer to as our Pekin Campus;

●	Marketing and distribution, which includes marketing and merchant trading for company-produced alcohols and essential ingredients on an aggregated basis, and sales of fuel-grade ethanol sourced from third parties; and

●	Western production, which includes the production and sale of renewable fuels and essential ingredients and, beginning in 2025, liquid CO2, produced at our western production facilities, including our liquid CO2 plant, on an aggregated basis, none of which are individually so significant as to be considered a separately reportable segment.

Our mission is to produce the highest quality, sustainable ingredients that make everyday products better. We intend to accomplish this goal in part by investing in our specialized and higher value specialty alcohol production and distribution infrastructure, expanding production in high-demand essential ingredients, expanding and extending the sale of our products into new regional and international markets, building efficiencies and economies of scale and by capturing a greater portion of the value stream.

Production Segments

We produce specialty alcohols, renewable fuels and essential ingredients, focusing on five key markets: Health, Home & Beauty; Food & Beverage; Industry & Agriculture; Essential Ingredients; and Renewable Fuels. Products for Health, Home & Beauty markets include specialty alcohols used in mouthwash, cosmetics, pharmaceuticals, hand sanitizers, disinfectants and cleaners. Products for Food & Beverage markets include grain neutral spirits used in alcoholic beverages and vinegar and corn germ used for corn oils. Products for Industry & Agriculture markets include alcohols and other products for paint applications, vehicle fluids and fertilizers. Products for Essential Ingredients markets include dried yeast, corn protein meal, corn protein feed, corn germ, distillers grains, liquid CO2 and liquid feed used in commercial animal feed and pet foods. We also sell yeast and liquid CO2 for human consumption. Our products for the Renewable Fuels markets include fuel-grade ethanol and distillers corn oil used as a feedstock for renewable diesel and biodiesel fuels. Our specialty alcohols for the Industry & Agriculture, Food & Beverage and Health, Home & Beauty markets represented approximately 12%, 7% and 3%, respectively, of our sales in 2024 from these three markets.

We produce our alcohols and essential ingredients at our facilities described below. Our production facilities located in Illinois are in the heart of the Corn Belt, benefit from relatively low-cost and abundant feedstock and enjoy logistical advantages that enable us to provide our products to both domestic and international markets via truck, rail or barge. Our production facilities located in Oregon and Idaho are near their respective fuel and feed customers, offering significant timing, product transportation cost and logistical advantages.

All of our production facilities, other than our Magic Valley plant, were operating for all of 2024, subject to scheduled and unscheduled downtimes to address facility repair and maintenance.

In January 2024, we temporarily hot-idled our Magic Valley facility to minimize losses from negative regional crush margins and to expedite the installation of additional equipment to achieve the intended production rate, quality and consistency from our corn oil and high protein system at the facility. We restarted our Magic Valley facility in July 2024 and by October 2024, the facility consistently achieved average ethanol production rates at full capacity, the protein content yield from the plant reached 50% or greater, and we were able to expand our corn oil yields. Increases in regional corn basis and declining market prices for protein and corn oil resulted in overall margin compression, outweighing the economic benefits of our plant improvements. As a consequence, we cold-idled our Magic Valley facility on December 31, 2024 to minimize financial losses. We continue to provide terminal services at the plant and intend to resume operations at the facility when the economic environment in the region sustainably improves. We believe that the cold-idling of our Magic Valley facility will have a positive impact on our overall financial results in 2025 compared to 2024.

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

We market food-grade essential ingredients to human and pet food markets, our feed products (such as distillers grains) primarily to export markets from our Pekin Campus, and other feed products to dairies and feedlots, in many cases located near our production facilities. These customers use our feed products for livestock as a substitute for corn and other sources of starch and protein. We sell our corn oil to poultry, renewable diesel and biodiesel customers.

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

Business Strategy

The key elements of our business and growth strategy include:

●	Focus on our customer relationships. Our primary business focus is to expand the production and sale of specialty alcohols and essential ingredients. Our business is now more service-oriented and focused on specialty products that yield premium prices compared to commodity products that yield predominantly passive, market-driven prices. We strive to make our business ever more customer-centric to enable our premium services to support premium prices and new differentiated and higher-margin products.

●	Implement carbon capture and storage at our Pekin Campus, lowering our carbon footprint. The Inflation Reduction Act of 2022 raised the carbon capture tax credit to $85 per metric ton, reflecting the section 45Q tax incentive benefits established under the Act. Section 45Z low carbon fuel tax credits are also available under the Act. We produce over 600,000 metric tons of CO2 per year at our Pekin Campus, which sits atop the Mount Simon formation, identified as one of the best and largest carbon storage locations in the country. We are prioritizing our carbon capture and storage, or CCS, project over other long-term capital projects. We believe the financial benefits under the Inflation Reduction Act and the substantial additional economic benefits of the environmental attributes associated with low carbon ethanol will result in excellent returns on investment. In furtherance of this project, in November 2024, we entered into a CO2 Transportation and Sequestration Agreement with Vault 44.01, or Vault, to provide transportation, injection and sequestration into the Mount Simon sandstone formation in Illinois of CO2 produced at our Pekin Campus. In December, Vault submitted the formal application to the EPA for our CCS project to obtain the Class VI permit required to begin construction of the CCS pipeline and for long-term CO2 storage in deep geological formations.

●	Expand product offerings. We are pursuing initiatives to broaden our product offerings to appeal to a wider range of customers and uses in our key markets. For example, on January 1, 2025, we acquired a liquid CO2 production facility located adjacent to our Oregon plant and now offer liquid CO2 for sale. Our liquid CO2 facility and our food-grade yeast plant are both FSSC 22000 certified, meeting the Global Food Safety Initiative (GFSI) benchmarking requirements. In addition, we maintain ISO 9001, ICH Q7 and EXCiPACT certifications for all United States Pharmacopia, or USP, grade alcohol products. These certifications appeal to customers with stringent quality demands and enable us to offer alcohol certified for use as an active pharmaceutical ingredient, or API, and as an excipient—an inactive component of a drug or medication, such as solvents, carriers or tinctures—in the pharmaceutical industry. All ingredients we produce for use in beverages, human and pet foods are third-party certified for ISO 9001 and hazard analysis and critical control points (HACCP). In addition, all of our animal feed production, including at our Oregon and Idaho facilities, has undergone third-party Food Safety Modernization Act (FSMA) auditing. We are reviewing additional certifications and product positioning within our key markets to expand the range of customers we serve and the uses our products support.

●	Implement new equipment and technologies. We are evaluating and plan to implement new equipment and technologies to increase our production yields, improve our operating efficiencies and reliability, reduce our overall carbon footprint, diversify our products and revenues, and increase our profitability as financial resources and market conditions Left these investments.

●	Evaluate and pursue strategic opportunities. We are exploring opportunities to expand our business. For example, when the opportunity arose, we moved quickly to acquire the liquid CO2 production facility adjacent to our Oregon plant and establish an improved, long-term liquid CO2 sales agreement with a leading reseller of liquid CO2. We intend to pursue these and other strategic opportunities as financial resources and business prospects make these opportunities desirable. We are also exploring divestiture opportunities for certain properties in an ongoing effort to continue to optimize our asset portfolio and as part of our ongoing efforts to maximize shareholder value. For example, we have engaged an investment banking firm to explore the sale of our production facilities located in Oregon and Idaho. In addition, with the assistance of our financial and legal advisors, we are considering a broad range of other options, including asset sales, a merger or other strategic transactions to better align our long-term value potential.

Competitive Strengths

We believe that our competitive strengths include:

●	Strong customer and supplier relationships. We have strong, extensive and long-standing close customer and supplier relationships, both domestic and international, for our specialty alcohols, renewable fuels and essential ingredients. We have an excellent reputation for developing specialty alcohols under stringent quality control standards. Our quality management systems are supported by ISO 9001, FSSC 22000, ICH Q7 and EXCiPACT certifications which are viewed by our customers as important attestations of our quality control.

●	Diverse product mix. We offer a wide range of specialty alcohols, essential ingredients and other products to meet customer demand. We offer multiple alcohol quality grades ranging from industrial-grade alcohol to the highest beverage grade low moisture 200 proof alcohol available. We also offer a wide variety of essential ingredients and other products for food, feed and other markets.

●	Barriers to entry. Our production facilities use specialized equipment, technologies and processes to achieve stringent quality controls, higher yields and efficient production of alcohols and essential ingredients. Our specialized equipment, technologies and processes, together with our quality management certifications, strict regulatory requirements, and close customer and supplier relationships create significant barriers to entry to new market participants.

●	Our experienced management. Our senior management team has a proven track record with significant operational and financial expertise and many years of experience in the alcohol production industry. Our senior executives have successfully navigated a wide variety of business and industry-specific challenges and deeply understand the business of successfully producing and marketing specialty alcohols, renewable fuels and essential ingredients.

●	The strategic location of our Midwest production facilities. We operate three distinct but integrated production facilities at our Pekin Campus in the Midwest. We are able to participate from that location in the largest regional specialty alcohol market in the United States as well as international markets.

◾	We believe that our Midwest location enhances our overall hedging opportunities with a greater correlation to the highly liquid physical and paper markets in Chicago.

◾	Our Midwest location provides excellent logistical access via rail, truck and barge. In particular, barge access via the Illinois River to the Mississippi River enables us to efficiently bring our products to international markets.

◾	The relatively unique wet milling process at one of our production facilities at our Pekin Campus allows us to extract the highest use and value from each component of the corn kernel. As a result, the wet milling process generates a higher level of cost recovery from corn than that produced at a dry mill.

◾	Our Midwest location allows us deep market insight and engagement in major specialty alcohol, fuel-grade ethanol, pet food and feed markets, thereby improving pricing opportunities.

◾	Our Midwest location sits atop the Mount Simon formation, identified as one of the best and largest carbon storage locations in the country potentially allowing us to benefit from this close proximity to store CO2.

Overview of Our Key Markets and Market Opportunity

We produce specialty alcohols, renewable fuels and essential ingredients, focusing on five key markets: Health, Home & Beauty; Food & Beverage; Industry & Agriculture; Essential Ingredients; and Renewable Fuels.

Health, Home & Beauty

Our products for the health, home and beauty markets include specialty alcohols used in mouthwash, cosmetics, pharmaceuticals, hand sanitizers, disinfectants and cleaners. We offer a variety of specialty alcohols for the health, home and beauty markets, depending on usage and regulatory requirements, including API-grade or USP-grade ethyl alcohols, and industrial-grade ethyl alcohol.

We have ISO 9001, FSSC 22000, ICH Q7 and EXCiPACT certifications, all of which are viewed as important attestations of quality control standards. In particular, our ICH Q7 certification qualifies our specialty alcohols for use as an API, and our EXCiPACT certification qualifies our specialty alcohols for use as an excipient in the pharmaceutical industry. These certifications enable us to offer products to a wider group of customers and generally at more profitable margins.

Food & Beverage

Our products for the food and beverage market include specialty alcohols used in alcoholic beverages, flavor extracts and vinegar as well as corn germ used for corn oils and CO2 used for beverage carbonation and dry ice. We offer grain neutral spirits, or GNS, alcohol as our primary specialty alcohol for beverage-grade products. In addition, we sell FCC 190 and USP 190 Ultra into vinegar markets. We also sell high-quality 192 proof and low-moisture 200-proof GNS products to customers in the beverage, food, flavor and personal care industries.

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

Industry & Agriculture

Our products for the industry and agriculture market include alcohols and other products for paint applications, vehicle fluids and fertilizers.

Essential Ingredients

Our essential ingredients include dried yeast, corn protein meal, corn protein feed, and distillers grains and liquid feed used in commercial animal feed and pet foods. In addition, we sell yeast for human consumption. We also produce and sell liquid CO2. The raw materials for our essential ingredients are generated as co-products from our production of alcohols. These co-products are further manufactured, altered and refined into our essential ingredients, including for special customer applications.

Many of our essential ingredients are used in a variety of food products to affect their nutrition, including protein and fat content, as well as other product attributes such as taste, texture, palatability and stability. Our high quality and high purity manufacturing enables our customers to use some of our essential ingredients in human foods while others are used solely in pet foods and animal feed.

We expect the essential ingredients market to grow significantly due to global demand for higher-grade protein feed, such as feed used in fisheries and other applications for plant-based proteins.

Renewable Fuels

Our renewable fuels products include fuel-grade ethanol primarily used as a transportation fuel additive and distillers corn oil used as a renewable diesel and biodiesel feedstock. Our renewable fuels business is supported by our own production of fuel-grade ethanol as well as fuel-grade ethanol produced by third parties.

Renewable fuels, primarily fuel-grade ethanol, are used for a variety of purposes, including as octane enhancers for premium gasoline and to enable refiners to produce greater quantities of lower octane blend stock; for fuel blending to extend fuel supplies and reduce reliance on crude oil and refined products; and to comply with a variety of governmental programs, in particular, the national Renewable Fuel Standard, or RFS, enacted to promote alternatives to fossil fuels. Under the RFS, the mandated use of all renewable fuels rose incrementally and peaked at 36.0 billion gallons in 2022, of which production of 15.0 billion gallons was required from conventional, or corn-based, ethanol. The RFS allows the Environmental Protection Agency, or EPA, to adjust the annual requirement based on certain facts and circumstances. The EPA set its annual requirement for conventional ethanol to 15.0 billion gallons for 2025. See “—Governmental Regulation.”

According to the Renewable Fuels Association, the domestic fuel-grade ethanol industry produced over 16.1 billion gallons of ethanol in 2024, up from 15.5 billion gallons of ethanol in 2023. According to the United States Department of Energy, total annual gasoline consumption in the United States is approximately 137 billion gallons and total annual fuel-grade ethanol blended with gasoline represented approximately 10.4% of this amount in 2024. We anticipate that continued limited opportunities for gasoline refinery expansions and the growing importance of reducing CO2 emissions using renewable fuels will generate additional growth in the demand for fuel-grade ethanol.

Overview of Alcohol Production Process

Alcohol production from starch- or sugar-based feedstock is a highly efficient process. Modern alcohol production requires large amounts of corn, or other high-starch grains, and water as well as chemicals, enzymes and yeast, in addition to natural gas and electricity.

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

After fermentation, the resulting “beer” is transferred to distillation where the alcohol is separated from the residual “stillage.” The resulting alcohol is concentrated to 190 proof using conventional distillation methods. It can then be dehydrated to approximately 200 proof, representing 100% alcohol levels, in either a molecular sieve system or a grits system. For fuel-grade ethanol, the resulting anhydrous alcohol is then blended with up to 2.5% denaturant, usually gasoline, and then shipped to renewable fuels markets. For specialty alcohols, the products can be sold pure or as one of the Alcohol Tobacco Tax & Trade Bureau (TTB) approved specially denatured alcohol (SDA) formulations to meet customer specifications.

The residual stillage is separated into a coarse grain portion and a liquid portion through a screw press or centrifugation process. The soluble liquid portion is concentrated to about 40% dissolved solids by an evaporation process. This intermediate state is called condensed distillers solubles, or syrup. The coarse grain and syrup portions are then mixed to produce wet distillers grains with solubles, or WDGS, or can be mixed and dried to produce dried distillers grains with solubles, or DDGS. Both WDGS and DDGS are high-protein animal feed products.

Wet Milling Process

In the wet milling process, corn or other high-starch grain is first soaked or “steeped” in sulfurous acid for approximately 24 hours to soften the whole corn kernel prior to milling. After steeping, the grain is coarse milled to gently open the kernels to separate the corn germ and from which corn oil is further extracted in a separate process. The remaining fiber, protein and starch components are further separated and sold.

The stillage from the fermentation process is concentrated in an evaporator and is co-dried with the fiber component and sold as corn protein feed. The protein component is separated from the starch, filtered and dried to produce corn protein meal, a product with greater than 60% protein content. The starch component is processed into alcohol through fermentation. The fermentation process for alcohol at this stage is similar to the dry milling process. In addition, we separate and dry yeast to produce distillers yeast.

Overview of Distillers Grains Market

Distillers grains are produced as a co-product of alcohol production and are valuable components of feed rations primarily to dairies and beef cattle markets, both nationally and internationally. Our plants produce both WDGS and DDGS. WDGS is sold to customers proximate to the plants and DDGS is delivered by truck, rail and barge to customers in domestic and international markets. Producing WDGS uses up to one-third less process energy, thus reducing production costs and lowering the carbon footprint of our Western production facilities.

Historically, the market price for distillers grains has generally tracked the price of corn. We believe that the market price of WDGS and DDGS is determined by a number of factors, including the market prices of corn, soybean meal and other competitive ingredients, the performance or value of WDGS and DDGS in a particular feed formulation and general market forces of supply and demand, including export markets for these essential ingredients. The market price of distillers grains is also often influenced by nutritional models that calculate the feed value of distillers grains by nutritional content, as well as reliability of consistent supply.

Customers

Our Kinergy Marketing LLC, or Kinergy, subsidiary sells all of our produced alcohols and also markets fuel-grade ethanol produced by third parties. Our Alto Nutrients, LLC subsidiary sells all of the essential ingredients we produce. Our Alto Carbonic, LLC subsidiary sells all of the liquid CO2 we produce and our Eagle Alcohol business sells our alcohols and third-party alcohols in break bulk quantities to customers in the beverage, food, industrial and related-process industries.

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

Our Pekin Campus production segment generated $416 million, $502 million and $521 million in net sales for the years ended December 31, 2024, 2023 and 2022, respectively, from the sale of alcohols. Our Pekin Campus production segment generated $169 million, $218 million and $226 million in net sales for the years ended December 31, 2024, 2023 and 2022, respectively, from the sale of essential ingredients.

During 2024, 2023 and 2022, our Pekin Campus production segment sold an aggregate of approximately 214 million, 209 million and 205 million gallons of alcohols and 906,300, 878,400, and 850,300 tons of essential ingredients, respectively, on a dry matter basis.

Our Western production segment generated $115 million, $167 million and $254 million in net sales for the years ended December 31, 2024, 2023 and 2022, respectively, from the sale of alcohols. Our Western production segment generated $37 million, $57 million and $90 million in net sales for the years ended December 31, 2024, 2023 and 2022, respectively, from the sale of essential ingredients.

During 2024, 2023 and 2022, our Western production segment sold an aggregate of approximately 61 million, 67 million and 92 million gallons of alcohols and 514,600, 642,300 and 787,100 tons of essential ingredients, respectively, on a dry matter basis.

Our marketing and distribution segment generated $217 million, $263 million and $229 million in net sales for the years ended December 31, 2024, 2023 and 2022, respectively, from the sale of our own alcohols and third-party produced alcohols.

Our Corporate and other segment, which includes Eagle Alcohol’s business, generated $11 million, $16 million and $16 million in net sales for the years ended December 31, 2024, 2023 and 2022, respectively, and sold 3.6 million, 4.0 million and 4.0 million gallons of alcohols, respectively, for those years.

During 2024, 2023 and 2022, we produced or purchased from third parties and resold an aggregate of 386 million, 383 million and 419 million gallons of alcohols to approximately 85, 88 and 114 customers, respectively. For 2024, 2023 and 2022, sales to our two largest customers, Chevron Products USA and Shell Trading (US) Company represented an aggregate of approximately 18%, 16% and 20% of our net sales, respectively. For 2024, 2023 and 2022, sales to each of our other customers represented less than 10% of our net sales.

Suppliers

Pekin Campus and Western Production Segments

Our production operations depend upon various raw materials suppliers, including suppliers of corn, natural gas, electricity and water. The cost of corn, including delivery costs, is the most important variable cost associated with our alcohol production. We source corn for our plants using standard contracts, including spot purchase, forward purchase and basis contracts. When resources are available, we seek to limit the exposure of our production operations to raw material price fluctuations by purchasing forward a portion of our corn requirements on a fixed price basis and by purchasing corn and other raw materials futures contracts and options.

During 2024, 2023 and 2022, purchases of corn from our three largest suppliers represented an aggregate of approximately 29%, 26% and 38% of our total corn purchases, respectively, for those periods. Purchases from each of our other corn suppliers represented less than 10% of total corn purchases in each of 2024, 2023 and 2022.

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

During 2024, 2023 and 2022, we purchased and resold from third parties an aggregate of approximately 108 million, 103 million and 118 million gallons, respectively, of fuel-grade ethanol.

During 2024, 2023 and 2022, purchases of fuel-grade ethanol from our four largest third-party suppliers represented 79%, 86% and 69%, respectively, of our total third-party ethanol purchases for each of those periods. Purchases from each of our other third-party ethanol suppliers represented less than 10% of total third-party ethanol purchases in each of 2024, 2023 and 2022.

Production Facilities

We operate five alcohol production facilities. Three of our production facilities are located in Illinois, one is located in Oregon and another is located in Idaho. We have an annual alcohol production capacity of up to 350 million gallons, including both fuel-grade ethanol and specialty alcohols ranging from industrial-, pharmaceutical-, and high-quality food- and beverage-grade alcohols. Of this amount, we are able to produce up to 110 million gallons annually of specialty alcohols, depending on our product mix among high-quality beverage-grade alcohol and other quality specification alcohols. We also own and operate a liquid CO2 production facility adjacent to our plant in Oregon for the offtake of CO2 gas from the plant for conversion to liquid CO2 and subsequent sale.

The tables below provide an overview of our five alcohol production facilities and our liquid CO2 production facility. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

Pekin Campus Production Facilities

	Pekin Wet Facility	Pekin Dry Facility	Pekin ICP Facility
Location	Pekin, IL	Pekin, IL	Pekin, IL
Current operating status	Operating	Operating	Operating
Approximate maximum annual alcohol production capacity (in millions of gallons)	100	60	90
Approximate maximum annual specialty alcohol production capacity (in millions of gallons)	74	—	66
Production milling process	Wet	Dry	Dry
Primary energy source	Natural Gas	Natural Gas	Natural Gas

Western Production Facilities

	Magic Valley Facility	Columbia Facility	Liquid CO2 Facility
Location	Burley, ID	Boardman, OR	Boardman, OR
Current operating status	Cold-Idled	Operating	Operating
Approximate maximum annual fuel-grade ethanol production capacity (in millions of gallons)	60	40	-
Approximate maximum annual liquid CO2 capacity (in thousands of tons)	-	-	70
Production milling process	Dry	Dry	N/A
Primary energy source	Natural Gas	Natural Gas	Electricity

Commodity Risk Management

We employ various risk mitigation techniques. For example, we may seek to mitigate our exposure to commodity price fluctuations by purchasing forward a portion of our corn and natural gas requirements through fixed-price or variable-price contracts with our suppliers, as well as entering derivative contracts for fuel-grade ethanol, corn and natural gas. To mitigate fuel-grade ethanol inventory price risks, we may sell a portion of our production forward under fixed- or index-price contracts, or both. We may hedge a portion of the price risks by entering exchange-traded futures contracts and options. Properly executing these risk mitigation strategies can reduce the volatility of our gross profit margins.

Specialty alcohols have relatively low price volatility and are usually priced at significant premiums to fuel-grade ethanol. The market price of fuel-grade ethanol is volatile, however, and subject to large fluctuations. Given the nature of our business, we cannot effectively hedge against extreme volatility or certain market conditions. For example, fuel-grade ethanol prices, as reported by the Chicago Mercantile Exchange, or CME, ranged from $1.38 to $2.12 per gallon during 2024, from $1.58 to $2.67 per gallon during 2023 and from $2.00 to $2.88 per gallon during 2022; and corn prices, as reported by the CME, ranged from $3.62 to $4.71 per bushel during 2024, from $4.50 to $6.85 per bushel during 2023 and from $5.64 to $8.18 per bushel during 2022.

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

Competition

We are a leading producer of specialty alcohols in the United States.

Other significant producers of specialty alcohols in the United States are Archer-Daniels-Midland Company, Grain Processing Corporation, BioUrja Renewables, LLC, CIE and Greenfield Global Inc., which collectively make up a significant majority of the total installed specialty alcohol production capacity in the United States along with many smaller producers.

The largest producers of fuel-grade ethanol in the United States are POET, LLC, Valero Renewable Fuels Company, LLC, Archer-Daniels-Midland Company and Green Plains Inc., collectively with approximately 39% of the total installed fuel-grade ethanol production capacity in the United States. In addition, there are many mid-sized fuel-grade ethanol producers with several plants under ownership, smaller producers each with one or two plants, and several fuel-grade ethanol marketers that create significant competition. Overall, we believe there are over 200 fuel-grade ethanol production facilities in the United States with a total installed production capacity of approximately 18 billion gallons and many brokers and marketers with whom we compete for sales of fuel-grade ethanol and its co-products.

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

We believe that our competitive strengths include our customer and supplier relationships, our diverse product mix, the barriers to entry to our most profitable lines of business—including our certifications at our production facilities—our experienced management, and the strategic location of our Midwest production facilities. See “—Competitive Strengths.”

Governmental Regulation

Our business is subject to a wide range of federal, state and local laws and regulations directed at protecting public health and the environment, including those promulgated by the Occupational Safety and Health Administration, or OSHA, the U.S. Food and Drug Administration, or FDA, the EPA, and numerous state, local and international authorities. These laws, their underlying regulatory requirements and their potential enforcement, some of which are described below, impact, or may impact, nearly every aspect of our operations, including our alcohol production (including distillation), our liquid CO2 production, our essential ingredient production, our storage facilities, and our water usage, wastewater discharge, disposal of hazardous wastes and emissions, and other matters pertaining to our existing and proposed business by imposing:

●	restrictions on our existing and proposed operations and/or the need to install enhanced or additional controls;

●	special requirements applicable to food and drug additives;

●	the need to obtain and comply with permits and authorizations;

●	liability for exceeding applicable permit limits or legal requirements, in some cases for the remediation of contaminated soil and groundwater at our production facilities, contiguous and adjacent properties and other properties owned and/or operated by third parties; and

●	other specifications for the specialty alcohols and essential ingredients we produce, market and sell.

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

Food and Drug Regulation

Our products for the Health, Home & Beauty, Food & Beverage and Essential Ingredients markets are subject to regulation by the FDA as well as similar state agencies. Under the Federal Food, Drug, and Cosmetic Act, or FDCA, the FDA regulates the processing, formulation, safety, manufacture, packaging, labeling and distribution of food ingredients, vitamins, cosmetics and pharmaceuticals for active and inactive ingredients. In 2022, The Modernization of Cosmetics Regulation Act (MoCRA) was added to the FDCA. This was a significant expansion to the FDCA, and established requirements for cosmetic product facility registration and product listing, widening regulatory oversight of many more of our customers’ products. Many of the FDA’s and FDCA’s rules and regulations apply directly to us as well as indirectly through their application in our customers’ products. For proper marketing and sale in the United States, an applicable product must be generally recognized as safe, approved and not adulterated or misbranded under the FDCA and relevant regulations issued under the FDCA. The FDA has broad authority to enforce the provisions of the FDCA. Failure to comply with the laws and regulations of the FDA or similar state agencies could prevent us from selling certain of our products or subject us to liability.

Renewable Fuels Energy Legislation

Under the RFS, the mandated use of all renewable fuels, including fuel-grade ethanol, rose incrementally and peaked at 36.0 billion gallons in 2022, of which 15.0 billion gallons are required from conventional, or corn-based, ethanol for 2025. Under the provisions of the Energy Independence and Security Act of 2007, the EPA has the authority to waive the mandated RFS requirements in whole or in part. To grant a waiver, the EPA administrator must determine, in consultation with the Secretaries of Agriculture and Energy, that there is inadequate domestic renewable fuel supply or implementation of the requirement would severely harm the economy or environment of a state, region or the United States as a whole.

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

The EPA has allowed fuel and fuel-additive manufacturers to introduce into commercial gasoline up to 15% fuel-grade ethanol by volume, or E15, for vehicles from model year 2001 and after. According to the Renewable Fuels Association, E15 is explicitly approved by the manufacturer for use in approximately 95% of model year 2024 and newer cars and light trucks based on its annual review of vehicle owner’s manuals and warranty statements. Commercial sales of E15 have begun in a majority of states. E15 has historically been prohibited in most states during the summer driving season due to concerns over evaporative emissions and to meet federal clean air standards. For the 2024, 2023 and 2022 summer driving seasons, the EPA issued emergency fuel waivers to allow the sale of E15 to help alleviate high gasoline prices. E15 may, however, be sold year-round in states that have a reformulated gasoline program. In addition, the EPA proposed in late 2023 that E15 be permitted for sale year-round in various Midwestern states effective in April 2024. The U.S. Office of Management and Budget approved the proposal in February 2024 but deferred the effective date to April 2025.

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

Human Capital Resources

As of March 12, 2025, we had approximately 393 full-time employees. Our human capital resources objectives include attracting and retaining well-qualified and highly skilled and motivated employees and executives. As of that same date, approximately 51% of our employees were represented by a labor union and covered by a collective bargaining agreement. We have never had a work stoppage or strike and we consider our relations with our employees to be good.

Our compensation program is designed to attract, retain and motivate our personnel. We use a mix of competitive salaries and other benefits to attract and retain employees and executives. Some of these benefits include matching 401K contributions of up to 6% of salary, health and wellness programs and a paid service day for employees to give back to their communities. At the direction and with the involvement of our Sustainability and Governance board committees, we have established a Sustainability working committee that draws from our many administrative and operational departments to review key policies and procedures, conduct employee engagement surveys, champion volunteering and charitable drives, develop and implement formalized recruiting and training efforts to prioritize collecting data and improving on key metrics from industry frameworks such as the Global Reporting Initiative (GRI) and Sustainability Accounting Standards Board (SASB) standards which are maintained by the International Sustainability Standards Board of the IFRS Foundation.

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

Historically, the spread between corn and fuel-grade ethanol prices has fluctuated significantly. Fluctuations are likely to continue to occur. A sustained negative or narrow spread, whether as a result of sustained high or increased corn prices or sustained low or decreased alcohol or essential ingredient prices, would adversely affect our results of operations and financial condition. Revenues from sales of alcohols, particularly fuel-grade ethanol, and essential ingredients have in the past and could in the future decline below the marginal cost of production, which have in the past and may again in the future force us to suspend production, particularly fuel-grade ethanol production, at some or all of our facilities. For example, we hot-idled our Magic Valley facility in early 2023 due to unfavorable market conditions and again hot-idled our Magic Valley facility in early 2024 in part due to unfavorable market conditions and to expedite the installation of additional equipment needed to achieve the intended production rate, quality and consistency from the corn oil and high protein system at the facility. We restarted the Magic Valley facility in July 2024, but due to challenging market economics, we cold-idled the plant at the end of 2024.

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

Our fuel-grade ethanol sales are tied to prevailing spot market prices rather than long-term, fixed-price contracts. Fuel-grade ethanol prices, as reported by the Chicago Mercantile Exchange, ranged from $1.38 to $2.12 per gallon in 2024, from $1.58 to $2.67 per gallon in 2023 and from $2.00 to $2.88 per gallon in 2022. In addition, even under longer-term, fixed-price contracts for our specialty alcohols, our customers may seek to renegotiate prices under those contracts during periods of falling prices or high price volatility. Fluctuations in the prices of our products may cause our results of operations to fluctuate significantly.

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

Our business depends on the continuing availability of rail, road, port, storage and distribution infrastructure. In particular, due to limited storage capacity at some of our production facilities and other considerations related to production efficiencies, certain facilities depend on timely delivery of corn. Alcohol production also requires a significant and uninterrupted supply of other raw materials and energy, primarily water, electricity and natural gas. Local water, electricity and gas utilities may fail to reliably supply the water, electricity and natural gas that our production facilities need or may fail to supply those resources on acceptable terms. In the past, poor weather has caused disruptions in rail transportation, which slowed the delivery of fuel-grade ethanol and/or corn by rail to and from our facilities.

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

We evaluate our long-lived assets annually for impairment or when circumstances indicate that the full carrying value of an asset may be unrecoverable. These evaluations rely on financial and other assumptions concerning the assets, any of which may not materialize in the future. For example, we recognized asset impairments of $24.8 million and $6.5 million for the years ended December 31, 2024 and 2023, respectively. We may recognize additional impairments of the values of our long-lived assets in the future based on then-prevailing financial and other circumstances. Impairments of our long-lived assets may materially and adversely affect our results of operations.

Our alcohol production relies on traditional corn-based feedstock and process technologies. New technologies could make corn-based alcohol production and traditional process technologies less competitive or even obsolete, materially and adversely harming our business.

We produce our alcohols from corn. Moreover, our plants are constructed and operate primarily as corn-based alcohol production facilities. Competitors and other third parties have undertaken research to develop competing products to corn-based alcohols, and ethanol in particular, as well as new process technologies. These research efforts seek alternatives to corn-based ethanol and traditional process technologies aimed at improving real or perceived problems with the fuel, such as the carbon and energy intensity of its production, its lower energy content compared to gasoline and its hydrophobic nature resulting in water separation in transit or at other times. Competitors and other third parties may develop new alcohols and processes that improve on any of these or other real or perceived problems with corn-based alcohols, including ethanol. If viable competing products or new process technologies are developed and attract widespread or even modest adoption, we may be forced to modify our production facilities, including our process technologies, if possible, to transition in full or in part to these other products or process technologies to remain competitive. Modifying our production facilities may require expertise that our personnel may not possess and would likely require significant capital expenditures the funding for which we may not have. An inability to remain competitive due to the introduction and adoption of competing products or new process technologies, or significant costs associated with the adoption of new products and process technologies, would materially and adversely affect our business, financial condition and results of operations.

Inflation and sustained higher prices may adversely impact our results of operations and financial condition.

We have experienced adverse inflationary impacts on key production inputs, wages and other costs of labor, equipment, services, and other business expenses. In addition, we have experienced adverse inflationary impacts on our budgets and expenses for many of our in-process and planned capital projects. Inflation and its negative impacts could escalate in future periods. Even if inflation stabilizes or abates, the prices of key production inputs, wages and other costs of labor, equipment, services, and other business expenses, and for our capital projects, will likely remain at elevated levels. We may not be able to include these additional costs in the prices of the products we sell. As a result, inflation and sustained higher prices may have a material adverse effect on our results of operations and financial condition.

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

Other factors that may result from climate change, or that may result from governmental regulations aimed at addressing climate-related issues, may also adversely affect our business, including the following:

●	water is one of our key production inputs; water resource limitations may result from drought and other inclement weather; water resource limitations may also result from rationing and other governmental regulations limiting water use;

●	higher water temperatures due to increased global or regional temperatures may negatively affect production efficiencies due to water temperature production requirements given the limited cooling capacities of our older facilities;

●	flooding and other inclement weather may negatively affect our river access, other transportation logistics and costs, and storage requirements;

●	an overall increase in energy costs will negatively impact our production costs generally and may critically impact certain high energy-intensive production technologies, such as our wet milling and multiple distillation processes for the highest quality specialty alcohols;

●	regulatory and market transition away from combustion fuels and fuel-grade ethanol blending may threaten the viability of our renewable fuels business; and

●	costs and regulatory burdens associated with governmental regulations that limit or tax greenhouse gas emissions, such as CO2, from alcohol production and distribution, or from truck transport and packaging associated with Eagle Alcohol’s business and use of drums and totes, will negatively impact us.

New legislation in the United States to address climate change issues, especially at the state and local levels, may be passed and implemented, materially and adversely impacting our business.

Any of these factors could materially and adversely harm our business, results of operations and financial condition.

Risks Related to our Finances

We have incurred significant losses and negative operating cash flow in the past and we may incur losses and negative operating cash flow in the future, which may hamper our operations and impede us from expanding our business.

We have incurred significant losses and negative operating cash flow in the past. For example, for the years ended December 31, 2024, 2023 and 2022, we incurred consolidated net losses of approximately $59.0 million, $28.0 million and $41.6 million, respectively. For the year ended December 31, 2024, we incurred negative operating cash flow of $3.5 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

We are engaged in multiple capital improvement projects. These projects, and their financing, costs, timing and effects, are based on our plans, expectations and various assumptions that may not eventuate. We may therefore be unable to timely achieve, or achieve at all, the results we expect, including as to projected additional EBITDA and Adjusted EBITDA.

We are engaged in multiple capital improvement projects to diversify and enhance our revenue streams and to expand margins and profitability by reducing costs. These projects have different timelines, returns on investment and risk profiles. In addition, we must raise significant additional capital to complete some of our projects, including our CCS project. Our expected financial and other results from these projects are based on assumptions around many factors, including their costs, timing, operation and market prices prevailing at project completion and thereafter, as well as tax and other favorable environmental attributes associated with low carbon alcohol that may accrue to our benefit. For example, our assumptions around the anticipated results of our CCS project rely heavily on the tax benefits that may accrue to us under the Inflation Reduction Act of 2022 as well as other favorable environmental attributes associated with carbon capture and storage and low carbon alcohol production. These tax and other benefits may change, including as a result of new or repealed laws, new administrations and the implementation or interpretation of existing laws, or the exhaustion of funds or benefits available under a particular program. For example, in January 2025, the new administration suspended all Inflation Reduction Act spending for 90 days. In addition, certain provisions of the Inflation Reduction Act lack proposed or final regulations and guidance. Regulators could issue new regulations or guidance that significantly narrows the application of clean energy tax incentives, and could even defer or withdraw regulations, which could materially and adversely affect the economic outcome of our CCS project. We can provide no assurances that any particular benefit will be available to us upon completion of our CCS project, or thereafter, or any other capital improvement project.

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

In addition, our CCS project may be adversely affected by the SAFE CCS Act or the United States Supreme Court’s decision in the case of Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., or both, as discussed below. The timing and economics of our CCS project may also be adversely affected by new rules proposed by the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration that impose stronger standards for CO2 pipelines and establish new standards for transporting CO2 in a gaseous state via pipeline, adding additional requirements and costs to the project.

We can provide no assurances that our projects will be completed, or if completed, will be completed timely or within budget. We also can provide no assurances that our project assumptions will reflect prevailing future conditions or that our projects will achieve the results we expect, including as to projected additional EBITDA and Adjusted EBITDA. Failure to achieve our expected results may have a material adverse effect on our business, financial condition and results of operations.

We regularly incur significant expenses to repair, maintain and upgrade our production facilities and operating equipment, and any interruption in our operations would harm our operating performance.

We regularly incur significant expenses to repair, maintain and upgrade our production facilities and operating equipment, estimated at an average of $30.0 million per year. We incurred $35.0 million of these expenses for 2024. The machines and equipment we use to produce our alcohols and essential ingredients are complex, have many parts, and some operate on a continuous basis. We must perform routine equipment maintenance and must periodically replace a variety of parts such as motors, pumps, pipes and electrical parts, and engage in other repairs. In addition, our production facilities require periodic shutdowns to perform major maintenance and upgrades. Our production facilities also occasionally require unscheduled shutdowns to perform repairs. For example, we completed our biennial wet mill outage at our Pekin Campus in Spring 2024. The wet mill was offline for ten days, which negatively impacted sales and margins for the second quarter. In the first quarter of 2024, production at our Colombia facility was hampered by equipment issues that extended the facility’s regularly scheduled outage. In the third quarter of 2023 we experienced unusually high unscheduled production downtime for repairs and maintenance at our Pekin Campus which reduced sales volumes and increased losses. These scheduled and unscheduled shutdowns result in lower sales and increased costs in the periods during which a shutdown occurs and could result in unexpected operational issues in future periods resulting from changes to equipment and operational and mechanical processes made during shutdown.

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

Our CCS project may be adversely affected by the SAFE CCS Act and other Regulations.

The SAFE CCS Act was signed into law in Illinois in July 2024. We are pursuing at our Pekin Campus, located in Illinois, a CCS project that will require significant financial and personnel resources. Our CCS project is our most important ongoing capital improvement initiative. The SAFE CCS Act establishes stringent safety, financial and insurance requirements on CO2 pipelines and imposes a moratorium on the construction of new CO2 pipelines until the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration finalizes its new safety rules or July 1, 2026, whichever occur sooner. The SAFE CCS Act will result in increased compliance and other requirements likely adding costs and potentially adding time to complete our CCS project. In January 2025, the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration proposed new rules that impose stronger standards for CO2 pipelines and establish new standards for transporting CO2 in a gaseous state via pipeline, adding additional requirements and costs to the project. We can provide no assurance that our CCS project will not be adversely affected by the SAFE CCS Act or other regulations or that it will be financially viable in light of any new requirements and potential delays.

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

The EPA has implemented the Renewable Fuel Standard under the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The EPA, in coordination with the Secretary of Energy and the Secretary of Agriculture, determines annual quotas for the quantity of renewable fuels (such as fuel-grade ethanol) that must be blended into motor fuels consumed in the United States. The EPA finalized mandatory volumes of 15.0 billion gallons for each of 2023, 2024, and 2025 of conventional renewable fuels, or corn-based fuel-grade ethanol, which could decline in future years.

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

The United States Supreme Court, in the landmark case of Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., recently overturned its prior doctrine of judicial deference to administrative interpretations of laws and regulations. This outcome could materially and adversely affect rulemaking and agencies’ interpretations favorable to the renewable fuels industry, such as the EPA’s administration of the Renewable Fuel Standard. This outcome could also materially and adversely affect the Treasury Department’s ability to promulgate favorable regulations under the Inflation Reduction Act of 2022, including tax credits such as the section 45Q carbon capture and storage tax credits and section 45Z low carbon fuel tax credits, as well as other industry-favorable tax credits. Less industry-favorable rulemaking and agency interpretations of laws and regulations could materially and adversely affect our results of operations, cash flows and financial condition as well as the financial prospects of certain capital improvement projects, such as CCS.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, or any of the other risks or uncertainties discussed in this report, many of which are beyond our control:

●	fluctuations in our quarterly or annual operating results;

●	fluctuations in the market prices of our products;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	the timing, cost and effects of, and our ability to fund, our capital improvement projects, including our CCS project;

●	anticipated trends in our financial condition and results of operations;

●	our ability to obtain any necessary financing;

●	the volume and timing of the receipt of orders for our products from major customers, including annual contracted sales volumes for our specialty alcohols;

●	competitive pricing pressures;

●	changes in market valuations of companies similar to us;

●	stock market price and volume fluctuations generally;

●	regulatory developments or increased enforcement;

●	additions or departures of key personnel;

●	environmental, product or other liabilities we may incur;

●	our financing activities and future sales of our common stock or other securities; and

●	our ability to maintain contracts that are critical to our operations.

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

Item 1B. Unresolved Staff Comments.

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2024 fiscal year and that remain unresolved.

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

●	Incident Response and Recovery Planning: We maintain incident response and recovery frameworks, tested twice yearly through backup restorations to critical systems, to improve our preparedness to effectively manage and mitigate cybersecurity incidents.

●	Education and Awareness: Our personnel and members of our Board of Directors undergo mandatory periodic training on cybersecurity threats, with updated insights into effective defense mechanisms and our evolving cybersecurity policies and practices.

●	Use of Third Parties: We collaborate with external cybersecurity service providers, including auditors, consultants and governmental agencies, to refine our cybersecurity measures. These service providers carry out cybersecurity risk evaluations such as periodic assessments and vulnerability scans to pinpoint potential security flaws and suggest enhancements. In addition, we employ third-party technology and other solutions to enhance our protection against cybersecurity risks. These solutions include our use of a managed security service provider to support our in-house technology team, an endpoint detection and response, or EDR, system for ongoing surveillance, detection, and action against threats, as well as a security information and event management, or SIEM, system designed to automate the real time identification, investigation and prioritization of critical alerts.

●	Third-Party Risk Management: We use a comprehensive due diligence process to manage third-party risks, emphasizing continuous monitoring and to ensure our business partners’ cybersecurity practices meet our stringent standards.

As of the filing of this report, we do not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect, Alto Ingredients, Inc.

Governance

●	We take a comprehensive and forward-looking approach to cybersecurity risk management under the oversight of our Audit Committee. Management, including our Chief Financial Officer and our Director of Information Technology, provide regular updates to ensure a strategic, unified response to cybersecurity challenges. Management is notified of, and monitors, cybersecurity incidents through our EDR and SIEM systems.

●	Our Director of Information Technology has over 20 years of experience in information technology and five years of experience serving directly as a Chief Information Security Officer for other organizations.

●	Our networks and systems are continuously monitored by a combination of third-party service providers and an internal cybersecurity team. Management is promptly notified of cybersecurity incidents.

●	Our Audit Committee is promptly notified by our management of any material cybersecurity breach.

●	Our Board of Directors is briefed at least quarterly on the state of our cybersecurity program.

●	Our internal cybersecurity team collaborates with external cybersecurity service providers, including auditors, consultants and governmental agencies, to refine our cybersecurity measures. These service providers carry out cybersecurity risk evaluations such as periodic assessments and vulnerability scans to pinpoint potential security flaws and suggest enhancements.

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

Security Holders

As of March 12, 2025, we had 76,611,090 shares of common stock outstanding held of record by approximately 305 stockholders and 896 shares of non-voting common stock outstanding held of record by one stockholder. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 12, 2025, the closing sales price of our common stock on The Nasdaq Capital Market was $1.39 per share.

Performance Graph

The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on The Nasdaq Composite Index and The Nasdaq Clean Edge Green Energy Index, or Peer Group, in each case over the five-year period ended December 31, 2024.

The graph assumes $100 invested at the indicated starting date in our common stock and in each of The Nasdaq Composite Index and the Peer Group, with the reinvestment of all dividends. We have not paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns. This graph assumes that the value of the investment in our common stock and each of the comparison groups was $100 on December 31, 2019.

	Years Ended
	12/2019	12/2020	12/2021	12/2022	12/2023	12/2024

Alto Ingredients, Inc.	100.00	835.38	740.00	443.08	409.23	240.00
Nasdaq Composite	100.00	144.92	177.06	119.45	172.77	223.87
Nasdaq Clean Edge Green Energy	100.00	284.83	277.30	193.70	174.51	141.58

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

For 2024, 2023 and 2022, we declared and paid cash dividends on our outstanding shares of Series B Preferred Stock as they became due.

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

Overview

We are a leading producer and distributor of specialty alcohols, renewable fuels and essential ingredients in the United States.

We operate five alcohol production facilities. Three of our production facilities are located in Illinois, one is located in Oregon and another is located in Idaho. We have an annual alcohol production capacity of 350 million gallons, including both renewable fuels and specialty alcohols ranging from industrial-, pharmaceutical-, and high-quality food- and beverage-grade alcohols. Of this amount, we can produce up to 110 million gallons annually of specialty alcohols, depending on our product mix among high-quality beverage-grade alcohol and other quality specification alcohols. We market and distribute all of the alcohols produced at our facilities as well as alcohols produced by third parties. In 2024, we marketed and distributed approximately 386 million gallons combined of our own produced alcohols as well as fuel-grade ethanol produced by third parties, and over 1.4 million tons of essential ingredients on a dry matter basis.

We also own and operate a liquid CO2 production facility adjacent to our plant in Oregon for the offtake of CO2 gas from the plant for conversion to liquid CO2 and subsequent sale.

In addition, we break bulk distribute specialty alcohols, produced by us and third parties, through our Eagle Alcohol business.

We report our financial and operating performance in three distinct segments:

●	Pekin production, which includes the production and sale of alcohols and essential ingredients produced at our three production facilities located in Pekin, Illinois, which we refer to as our Pekin Campus;

●	Marketing and distribution, which includes marketing and merchant trading for company-produced alcohols and essential ingredients on an aggregated basis, and sales of fuel-grade ethanol sourced from third parties; and

●	Western production, which includes the production and sale of renewable fuels and essential ingredients and, beginning in 2025, liquid CO2 produced at our western production facilities, including our liquid CO2 plant, on an aggregated basis, none of which are individually so significant as to be considered a separately reportable segment.

Our mission is to produce the highest quality, sustainable ingredients that make everyday products better. We intend to accomplish this goal in part by investing in our specialized and higher value specialty alcohol production and distribution infrastructure, expanding production in high-demand essential ingredients, expanding and extending the sale of our products into new regional and international markets, building efficiencies and economies of scale and by capturing a greater portion of the value stream.

Production Segments

We produce specialty alcohols, renewable fuels and essential ingredients, focusing on five key markets: Health, Home & Beauty; Food & Beverage; Industry & Agriculture; Essential Ingredients; and Renewable Fuels. Products for Health, Home & Beauty markets include specialty alcohols used in mouthwash, cosmetics, pharmaceuticals, hand sanitizers, disinfectants and cleaners. Products for Food & Beverage markets include grain neutral spirits used in alcoholic beverages and vinegar and corn germ used for corn oils. Products for Industry & Agriculture markets include alcohols and other products for paint applications and fertilizers. Products for Essential Ingredients markets include dried yeast, corn protein meal, corn protein feed, corn germ, distillers grains, liquid CO2 and liquid feed used in commercial animal feed and pet foods. We also sell yeast and liquid CO2 for human consumption. Our products for the Renewable Fuels markets include fuel-grade ethanol and distillers corn oil used as a feedstock for renewable diesel and biodiesel fuels. Our specialty alcohols for the Industry & Agriculture, Food & Beverage and Health, Home & Beauty markets represented approximately 12%, 7% and 3%, respectively, of our sales in 2024 from these three markets.

We produce our alcohols and essential ingredients at our facilities described below. Our production facilities located in Illinois are in the heart of the Corn Belt, benefit from relatively low-cost and abundant feedstock and enjoy logistical advantages that enable us to provide our products to both domestic and international markets via truck, rail or barge. Our production facilities located in Oregon and Idaho are near their respective fuel and feed customers, offering significant timing, product transportation cost and logistical advantages.

All of our production facilities, other than our Magic Valley plant, were operating for all of 2024, subject to scheduled and unscheduled downtimes to address facility repair and maintenance.

In January 2024, we temporarily hot-idled our Magic Valley facility to minimize losses from negative regional crush margins and to expedite the installation of additional equipment to achieve the intended production rate, quality and consistency from our corn oil and high protein system at the facility. We restarted our Magic Valley facility in July 2024 and by October 2024, the facility consistently achieved average ethanol production rates at full capacity, the protein content yield from the plant reached 50% or greater, and we were able to expand our corn oil yields. Increases in regional corn basis and declining market prices for protein and corn oil resulted in overall margin compression, outweighing the economic benefits of our plant improvements. As a consequence, we cold-idled our Magic Valley facility on December 31, 2024 to minimize financial losses. We continue to provide terminal services at the plant and intend to resume operations at the facility when the economic environment in the region sustainably improves. We believe that the cold-idling of our Magic Valley facility will have a positive impact on our overall financial results in 2025 compared to 2024.

As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

Marketing and Distribution Segment

We market and distribute all the alcohols and essential ingredients we produce at our facilities. We also market and distribute alcohols produced by third parties.

We have extensive and long-standing customer relationships, both domestic and international, for our specialty alcohols, renewable fuels and essential ingredients. These customers include producers and distributors of ingredients for cosmetics, sanitizers and related products, distilled spirits producers, food products manufacturers, producers of personal health/consumer health and personal care hygiene products, and global trading firms.

Our renewable fuels customers are located throughout the Western and Midwestern United States and consist of integrated oil companies and gasoline marketers who blend fuel-grade ethanol into gasoline. Our customers depend on us to provide a reliable supply of fuel-grade ethanol and manage the logistics and timing of delivery. Our customers collectively require fuel-grade ethanol volumes in excess of the supplies we produce at our facilities. We secure additional fuel-grade ethanol supplies from third-party ethanol producers. We arrange for transportation, storage and delivery of fuel-grade ethanol purchased by our customers through our agreements with third-party service providers in the Western United States as well as in the Midwest from a variety of sources.

We market food-grade essential ingredients to human and pet food markets, our feed products (such as distillers grains) primarily to export markets from our Pekin Campus, and other feed products to dairies and feedlots, in many cases located near our production facilities. These customers use our feed products for livestock as a substitute for corn and other sources of starch and protein. We sell our corn oil to poultry, renewable diesel and biodiesel customers.

See “Note 4 – Segments” to our Notes to Consolidated Financial Statements included elsewhere in this report for financial information about our business segments.

Financial Review, Current Initiatives and Outlook

Our fourth quarter and full-year financial results reflect challenging market conditions, including lower crush margins, compared to the fourth quarter of 2023 and the prior full year. As discussed below, we took decisive action to rationalize our business which, together with over $30 million in associated asset impairments, resulted in a material portion of the substantial non-cash, one-time expenses for the fourth quarter and full year 2024, resetting our base. We also reduced our annual expense run rate by nearly $8 million. Together with improved performance at our Pekin Campus wet mill, our synergistic acquisition of premium liquid CO2 processing and our entry into the European market through International Sustainability and Carbon Certification, or ISCC, product sales, we are optimistic about 2025.

As part of our ongoing efforts to maximize shareholder value, we have engaged an investment banking firm to explore the sale of our production facilities located in Oregon and Idaho. In addition, with the assistance of our financial and legal advisors, we are considering a broad range of other options, including asset sales, a merger or other strategic transactions to better align our long-term value potential.

In January, we acquired Kodiak Carbonic, a beverage-grade liquid CO2 processor, for $7.6 million. This processing facility, renamed Alto Carbonic, is located adjacent to our Columbia plant in Boardman, Oregon and has been operating profitably since 2015.

Alto Carbonic processes biogenic CO2 gas produced as a byproduct of the fermentation process at our Columbia plant and converts it into premium liquid CO2. The finished product is sold into the Northwestern region of the United States for use in food and beverage processing, industrial cooling, and other applications. The facility produces an average of approximately 56,000 tons annually of liquid CO2 with the capacity to produce over 70,000 tons annually and the potential for further expansion. Alto Carbonic currently uses only 50% of our Columbia plant’s biogenic CO2 gas.

Simultaneous with this acquisition, we entered into an amended long-term sales offtake agreement with a leading North American industrial gas supplier. The acquisition is immediately accretive and has a compelling payback of approximately two years. We are in the process of integrating the liquid CO2 plant with our Columbia facility, improving coordination between operations. We expect to realize additional cost savings through synergies in production and overhead. We are also evaluating an opportunity to increase storage capacity at the site to improve logistics and take advantage of spot market demand for premium liquid CO2.

The acquisition immediately stems the recent lack of profitability at our Columbia plant, provides a stronger financial foundation to overcome competitive challenges for destination plants and significantly increases the value of these combined assets.

We integrated Eagle Alcohol’s high quality alcohol bulk operations and customers into our Pekin Campus and Kinergy businesses and have now turned our focus to converting Eagle Alcohol’s break-bulk warehousing and trucking operations into a profitable service center.

We also decreased staff at other operations, reducing overhead run-rates of both costs of goods sold and selling, general and administrative expenses. In total, we reduced headcount by 16% and expect to save nearly $8 million annually from these efficiencies, improving our bottom-line run rate and helping us manage our liquidity. We expect to realize the full annualized financial benefit from these cost saving initiatives beginning in the second quarter.

As an additional cost saving initiative, we cold-idled our Magic Valley facility at the end of 2024. For context, starting in 2022, we saw an opportunity to take advantage of premium prices for high quality protein and corn oil. Consistent with our business strategy to improve yields of high margin products, we undertook the installation and ultimate commissioning of high-quality protein and corn oil technology at our Magic Valley plant. The installation took much longer and cost significantly more than expected. In addition, we underestimated the negative impact that the buildout of renewable diesel and soy crush capacity would have on market prices for protein and corn oil in the region. Compounded by the dramatic swing in delivered corn prices for Western operations compared to our Midwestern facilities, it became impossible to operate our Magic Valley facility profitably. By cold idling the plant and reducing our variable and fixed costs as much as possible, we have stopped this drag on the profitable areas of our business. In the fourth quarter, we took a significant impairment charge related to the Magic Valley plant. To partially offset remaining carry expenses, and to serve our customers in the area, we are opportunistically using the facility as a renewable fuel terminal.

At our Pekin Campus, we continue to pursue opportunities to optimize carbon, which historically was considered a waste stream with only marginal value. In November, we achieved an important milestone by finalizing our CO2 transportation and sequestration agreement with Vault 44.01, or Vault. This partnership is critical to our carbon capture and storage, or CCS, project. In December, Vault submitted the formal application to the EPA for our CCS project to obtain the Class VI permit required to begin construction of the CCS pipeline and for long-term CO2 storage in deep geological formations.

CCS operations require significant development and planning. The EPA requires extensive site analysis, monitoring and safety measures to safeguard underground water supplies. The approval process is currently estimated to take at least two years. We expect that this approval timeline will also allow the time necessary to address Illinois’s current moratorium on new CO2 pipelines imposed as part of its SAFE CCS Act. The moratorium is in effect until the earlier of July 2026 or revised federal safety standards are established.

Although progress on our CCS project has been slow, significant changes have occurred in the political and regulatory environment, as well as the carbon market, during that time. Our deliberate pace has been advantageous as we navigate these changes and discover effective paths forward. The extended period required for regulatory approvals affords us additional time to develop the necessary infrastructure plans, including compression and energy solutions. We also intend to use the additional time to secure necessary financing. Finally, working with Vault, we are focused on meeting with local groups and authorities to educate the community about our CCS project, strengthen support and address concerns.

At our Pekin Campus, we are proactively modifying our operations to deliver higher value products. Following our biennial wet mill outage in spring 2024, we improved plant utilization, operating the wet mill at nameplate capacity of 100 million gallons. Pekin Campus production volume in the fourth quarter increased 3.8 million gallons over the prior year period. This 7% increase demonstrates the effectiveness of our maintenance program. Carrying these improvements into 2025, we expect to produce an additional 8 million gallons for the full year, lowering our per gallon cost of production and enabling us to produce a greater volume of specialty alcohols.

We applied for, and in late summer obtained for our Pekin Campus, ISCC certification for our renewable fuels business to allow us to ship qualified renewable fuel to the European Union where we typically are able to garner premium prices compared to domestic markets. We began exporting certified renewable fuel to European markets in the fourth quarter and anticipate expanding exports in 2025.

In our premium specialty alcohol business, we continue to materially differentiate our products through our certifications and customer relationships. For 2024, we sold nearly 92 million gallons of specialty alcohols. In 2025, our goal is to balance production levels between specialty alcohols and ISCC renewable fuels to maximize margins while addressing customer needs. We also completed another ISO 9001 audit with no adverse findings, a testament to our culture of quality.

For the fourth quarter, we sold 95.1 million gallons, up from 92.5 million gallons for the same period in 2023, largely reflecting production improvements at our Pekin Campus from our planned repairs and maintenance program. However, our sales price per gallon averaged $1.88 in the fourth quarter compared to $2.24 for the same period in 2023, reducing net sales by $38 million for the year over year period. Market crush margins declined nearly 18 cents per gallon in the fourth quarter resulting in an $8.7 million adverse impact to gross profit for the period. In addition, returns from protein sales were negatively impacted by expanded soy crush intended to meet renewable diesel demand, higher wet feed product mix and the inability of a key customer to take product deliveries following Hurricane Helene. Low carbon fuel credit prices also declined in the fourth quarter compared to the prior year period but improved sequentially from the third quarter of 2024 and continue to recover from market lows.

Our realized derivative losses, which are included in Adjusted EBITDA (defined below), were $3.5 million for the fourth quarter compared to $2.3 million for the prior year period. Unrealized derivative gains, which are excluded from Adjusted EBITDA, were $5.5 million for the fourth quarter compared to a loss of $8.2 million for the prior year period, resulting in a positive $13.7 million year-over-year net difference. Our non-cash, lower of cost or market adjustment on physical inventories and mark-to-market on corn commitments resulted in a $3.5 million reserve in the fourth quarter compared to $2.2 million in the prior year period. In the fourth quarter, we recognized final acquisition-related expenses for Eagle Alcohol of $5.7 million, of which $5.0 million was non-cash, compared to $0.7 million in the prior year period.

Asset impairments for the fourth quarter totaled $24.8 million, consisting of $21.4 million related to the cold idling of our Magic Valley plant and $3.4 million related to the impairment of intangibles from the integration of certain Eagle Alcohol activities, compared to a $6.0 million impairment in the prior year period related to Eagle Alcohol’s goodwill.

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

We define EBITDA as unaudited consolidated net income (loss) before interest expense, interest income, provision for income taxes and depreciation and amortization expense. We define Adjusted EBITDA as unaudited consolidated net income (loss) before interest expense, interest income, unrealized derivative gains and losses, acquisition-related expense, provision for income taxes, asset impairments, and depreciation and amortization expense.

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

Reconciliation of Adjusted EBITDA to Consolidated Net Loss

	Three Months Ended December 31,		Years Ended December 31,
(in thousands) (unaudited)	2024	2023	2024	2023
Consolidated net loss	$(41,712)	$(18,945)	$(58,984)	$(28,005)
Adjustments:
Interest expense, net	2,474	2,126	7,644	7,425
Interest income	(112)	(265)	(689)	(854)
Unrealized derivative (gains) losses	(5,495)	8,162	(13,574)	9,679
Acquisition-related expense	5,676	700	7,701	2,800
Asset impairments	24,790	5,970	24,790	6,544
Provision for income taxes	173	97	173	97
Depreciation and amortization expense	6,548	5,698	24,408	23,080
Total adjustments	34,054	22,488	50,453	48,771
Adjusted EBITDA	$(7,658)	$3,543	$(8,531)	$20,766

2024 Financial Performance Summary

Our consolidated net sales declined by $0.3 billion to $1.0 billion for 2024 from $1.2 billion for 2023. Our net loss attributable to common stockholders increased by $31.0 million to a net loss of $60.3 million for 2024 from a net loss of $29.3 million for 2023.

Factors that contributed to these results of operations for 2024 include:

●	Net sales. Our net sales decline of $0.3 billion was due to a decline in our average sales price per gallon and fewer tons of essential ingredients sold, partially offset by an increase in total alcohol gallons sold.

o	Our average sales price per gallon declined by $0.52, or 21%, to $1.95 for 2024 from $2.47 for 2023. The decline was primarily driven by lower renewable fuel prices in 2024 largely due to lower oil and gasoline prices.

o	Our volume of essential ingredients sold declined by 0.1 million tons, or 7%, to 1.4 million tons for 2024 from 1.5 million tons for 2023 primarily due to lower alcohol production volumes during 2024. Our average sales price for our essential ingredients also declined primarily due to lower corn prices.

o	Our total gallons sold increased by 3.5 million gallons, or 1%, to 386.0 million gallons for 2024 from 382.5 million gallons for 2023.

◾	Our specialty alcohol production sales volume increased by 14.8 million gallons, or 19%, to 91.5 million gallons for 2024 from 76.7 million gallons for 2023 primarily due to increased customer demand for specialty alcohols during the year.

◾	Our third-party sales volume increased by 5.7 million gallons, or 6%, to 108.3 million gallons for 2024 from 102.6 million gallons for 2023. This increase resulted from our fulfillment of customer contracts for renewable fuels using third party volumes while our Magic Valley and Pekin Campus plants were offline in 2024.

◾	Our renewable fuel production sales volume declined by 17.0 million gallons, or 8%, to 186.2 million gallons for 2024 from 203.2 million gallons for 2023, primarily due to reduced production in 2024 as our Magic Valley facility was hot-idled for most of the first half of 2024 coupled with scheduled production downtime at our Pekin Campus for repairs and maintenance.

●	Gross Profit. Our gross profit declined by $5.9 million to a gross profit of $9.7 million for 2024 from $15.7 million for 2023 partially due to weakened commodity crush margins from lower ethanol sales prices as well as lower corn prices which reduced profits from our essential ingredients. Our gross profit and margins were further impacted by production challenges at our Magic Valley plant as we continued to incur costs to implement our high-protein and corn oil system at the facility coupled with higher repairs and maintenance costs due to our scheduled downtime at our Pekin Campus.

Sales and Margins

We generate sales by marketing all of the alcohols produced by our three production facilities in Illinois, all of the fuel-grade ethanol produced by our production facilities in Oregon and Idaho, and fuel-grade ethanol purchased from third-party suppliers throughout the United States. We also market essential ingredients produced by our production facilities, including dried yeast, corn protein meal, corn protein feed, corn germ, and distillers grains and liquid feed used in commercial animal feed and pet foods. We also sell yeast and liquid CO2 for human consumption.

Our profitability is highly dependent on various commodity prices, including the market prices of corn, natural gas and fuel-grade ethanol.

Our consolidated average alcohol sales price declined by 21% to $1.95 per gallon for 2024 compared to $2.47 per gallon for 2023. The average price of fuel-grade ethanol as reported by the Chicago Mercantile Exchange, or CME, declined by 24% to $1.69 per gallon for 2024 compared to $2.22 per gallon for 2023. Our average cost of corn declined by 28% to $4.72 per bushel for 2024 from $6.58 per bushel for 2023. The average price of corn as reported by the CME declined by 25% to $4.24 per bushel for 2024 from $5.64 per bushel for 2023.

We believe that our gross profit margins depend primarily on the following key factors:

●	the prices of our specialty alcohols and the market price of fuel-grade ethanol, the latter of which is impacted by the price of gasoline and related petroleum products, and government regulation, including government ethanol mandates;

●	the market prices of key production input commodities, such as corn (including corn basis) and natural gas;

●	the market prices of our essential ingredients;

●	key variable costs (other than production input commodities), such as production and other personnel staffing;

●	our ability to anticipate trends in the market and contracted prices of our alcohols, essential ingredients, and costs of key input commodities, and our ability to implement appropriate risk management through hedging and other means, and opportunistic pricing strategies, as well as the financial results of those hedging activities;

●	the proportion of our sales of specialty alcohols to our sales of fuel-grade ethanol produced at our facilities relative to their respective market and contracted prices; and

●	the proportion of our sales of fuel-grade ethanol produced at our facilities to our sales of fuel-grade ethanol produced by unrelated third-parties relative to the market price of fuel-grade ethanol and marketing and distribution fees payable for third-party sales.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

Certain performance metrics that we believe are important indicators of our results of operations include the following:

				Percentage Change
	Years Ended December 31,			2024 vs	2023 vs
	2024	2023	2022	2023	2022
Alcohol Sales (gallons in millions)
Pekin Campus renewable fuel gallons sold	125.7	136.2	116.1	(8)%	17%
Western production renewable fuel gallons sold	60.5	67.0	92.4	(10)%	(27)%
Third-party renewable fuel gallons sold	108.3	102.6	117.9	6%	(13)%
Total renewable fuel gallons sold	294.5	305.8	326.4	(4)%	(6)%
Specialty alcohol gallons sold	91.5	76.7	92.5	19%	(17)%
Total gallons sold	386.0	382.5	418.9	1%	(9)%

Sales Price per Gallon
Pekin Campus	$1.95	$2.40	$2.55	(19)%	(6)%
Western production	$1.91	$2.49	$2.75	(23)%	(9)%
Marketing and distribution	$2.00	$2.56	$2.83	(22)%	(10)%
Total	$1.95	$2.47	$2.64	(21)%	(6)%

Alcohol Production (gallons in millions)
Pekin Campus	212.4	209.7	208.8	1%	0%
Western production	58.7	68.1	91.2	(14)%	(25)%
Total	271.1	277.8	300.0	(2)%	(7)%

Corn Cost per Bushel
Pekin Campus	$4.45	$6.32	$7.32	(30)%	(14)%
Western production	$5.73	$7.45	$8.97	(23)%	(17)%
Total	$4.72	$6.58	$7.77	(28)%	(15)%

Average Market Metrics
PLATTS Ethanol price per gallon	$1.69	$2.22	$2.47	(24)%	(10)%
CME Corn cost per bushel	$4.24	$5.64	$6.94	(25)%	(19)%
Board corn crush per gallon (1)	$0.18	$0.21	$0.00	(14)%	—

Essential Ingredients Sold (in thousands of tons)
Pekin Campus
Distillers grains	336.4	332.7	334.4	1%	(1)%
CO2	188.6	182.4	164.8	3%	11%
Corn wet feed	121.8	95.0	89.9	28%	6%
Corn dry feed	87.2	90.6	81.6	(4)%	11%
Corn oil and germ	75.1	73.8	66.7	2%	11%
Syrup and other	38.6	41.2	56.9	(6)%	(28)%
Corn meal	35.4	36.8	32.1	(4)%	15%
Yeast	23.2	25.9	23.9	(10)%	8%
Total Pekin Campus	906.3	878.4	850.3	3%	3%

Western production
Distillers grains	394.5	459.7	643.7	(14)%	(29)%
CO2	57.7	119.1	77.4	(52)%	54%
Syrup and other	54.8	55.5	55.8	(1)%	(1)%
Corn oil	7.6	8.0	10.2	(5)%	(22)%
Total Western Production	514.6	642.3	787.1	(20)%	(18)%

Total Essential Ingredients Sold	1,420.9	1,520.7	1,637.4	(7)%	(7)%

Essential Ingredients return % (2)
Pekin Campus Return	49.7%	45.7%	41.3%	9%	11%
Western Production Return	32.0%	33.4%	31.6%	(4)%	6%
Consolidated Total Return	45.2%	42.4%	37.9%	7%	12%

(1)	Assumes corn conversion of 2.80 gallons of alcohol per bushel of corn.
(2)	Essential ingredients revenues as a percentage of total corn costs consumed.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	Years Ended December 31,		Dollar	Percentage	Results as a Percentage of Net Sales for the Years Ended December 31,
	2024	2023	Change	Change	2024	2023
	(dollars in thousands)
Net sales	$965,258	$1,222,940	$(257,682)	(21.1)%	100.0%	100.0%
Cost of goods sold	955,536	1,207,287	(251,751)	(20.9)%	99.0%	98.7%
Gross profit	9,722	15,653	(5,931)	(37.9)%	1.0%	1.3%
Selling, general and administrative expenses	(29,736)	(29,864)	(128)	(0.4)%	(3.1)%	(2.4)%
Acquisition-related expenses	(7,701)	(2,800)	4,901	175.0%	(0.8)%	(0.2)%
Gain (loss) on sale (disposal) of assets	830	(293)	1,123	*	(0.0)%	(0.0)%
Asset impairments	(24,790)	(6,544)	18,246	278.8%	(2.6)%	(0.5)%
Loss from operations	(51,675)	(23,848)	27,827	116.7%	(5.4)%	(2.0)%
Income from cash grant	—	2,812	(2,812)	(100.0)%	0.0%	0.2%
Interest expense, net	(7,644)	(7,425)	219	2.9%	(0.8)%	(0.6)%
Other income, net	508	553	(45)	(8.1)%	0.1%	0.0%
Loss before provision for income taxes	(58,811)	(27,908)	30,903	110.7%	(6.1)%	(2.3)%
Provision for income taxes	173	97	76	78.4%	0.0%	0.0%
Consolidated net loss	$(58,984)	$(28,005)	$30,979	110.6%	(6.1)%	(2.3)%
Preferred stock dividends	(1,269)	(1,265)	4	0.3%	(0.1)%	(0.1)%
Loss attributable to common stockholders	$(60,253)	$(29,270)	$30,983	105.9%	(6.2)%	(2.4)%

*	Not meaningful.

Net Sales

The decline in our consolidated net sales for 2024 as compared to 2023 was due to a decrease in our average sales price per gallon for our alcohols and lower volumes of essential ingredients sold at lower prices, partially offset by a higher volume of alcohol sold. Our average sales price per gallon declined primarily due to lower fuel-grade ethanol prices largely driven by lower oil and gasoline prices in 2024 compared to the prior year.

We also produced and sold fewer tons of essential ingredients primarily due to lower alcohol production in 2024 compared to 2023. Our average sales price for our essential ingredients declined primarily due to lower corn prices.

Partially offsetting these declines, we sold more total gallons for 2024 as compared to 2023 resulting primarily from an increase in our specialty alcohol gallons sold and third-party gallons sold, partially offset by lower renewable fuel production gallons sold due to downtime at both our Magic Valley facility and our Pekin Campus, as discussed above. We were able to produce and sell more specialty alcohol due in part to higher production from our Pekin Campus wet mill after our biennial maintenance outage during the year.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment declined by $86.5 million, or 17%, to $415.7 million for 2024 as compared to $502.2 million for 2023. Our total volume of production gallons sold, however, increased by 4.7 million gallons, or 2%, to 213.6 million gallons for 2024 as compared to 208.9 million gallons for 2023, due to production benefits realized in second half of the year from our biennial maintenance performed in Spring 2024 resulting in higher production rates.

At the segment’s average sales price per gallon of $1.95 for 2024, we generated $9.1 million in additional net sales from the 4.7 million additional gallons of alcohol sold in 2024 as compared to 2023. However, a decrease of $0.45, or 19%, in the segment’s average sales price per gallon in 2024 as compared to 2023 resulted in a $95.6 million decline in net sales as compared to 2023.

Net sales of essential ingredients declined by $48.4 million, or 22%, to $169.3 million for 2024 as compared to $217.7 million for 2023. Our total volume of essential ingredients sold increased by 27,900 tons, or 3%, to 906,300 tons for 2024 from 878,400 tons for 2023. Sales volumes of essential ingredients from our Pekin Campus were higher in 2024 due to higher production rates for the year. At our average sales price per ton of $186.81 for 2024, we generated $5.2 million in additional net sales from the 27,900 additional tons of essential ingredients sold in 2024 as compared to 2023. A decrease of $61.03, or 25%, in our average sales price per ton in 2024 as compared to 2023 resulted in a $53.6 million decline in net sales as compared to 2023.

Marketing and Distribution Segment

Net sales of renewable fuel from our marketing and distribution segment, excluding intersegment sales, decreased by $46.5 million, or 18%, to $216.5 million for 2024 as compared to $263.0 million for 2023.

Our volume of third-party renewable fuel sold reported gross by the segment increased by 5.7 million gallons, or 6%, to 108.3 million gallons for 2024 as compared to 102.6 million gallons for 2023. This increase resulted from a shift in the source of renewable fuel from our Magic Valley facility to third-party suppliers. At the segment’s average sales price per gallon of $2.00 for 2024, net sales were $11.4 million higher as a result of the 5.7 million additional gallons sold in 2024 as compared to 2023. This increase was partially offset by the $0.56 decrease in our average sales price per gallon for 2024. The decrease of $0.56, or 22%, in our average sales price per gallon in 2024 as compared to 2023 resulted in a $57.9 million decline in net sales from our third-party renewable fuel sold by the segment compared to 2023.

Western Production Segment

Net sales of alcohol from our Western production segment declined by $51.6 million, or 31%, to $115.4 million for 2024 as compared to $167.0 million for 2023. Our total volume of gallons sold declined by 6.5 million gallons, or 10%, to 60.5 million gallons for 2024 as compared to 67.0 million gallons for 2023. This decline in sales volume primarily resulted from lower production from our Magic Valley facility. At the segment’s average sales price of $1.91 per gallon for 2024, net sales were $12.4 million lower as a result of the 6.5 million fewer gallons sold in 2024 as compared to 2023. A decline of $0.58, or 23%, in our average sales price per gallon in 2024 as compared to 2023 resulted in a $39.2 million decrease in net sales of alcohol from the segment compared to 2023.

Net sales of essential ingredients declined by $20.3 million, or 35%, to $37.0 million for 2024 as compared to $57.3 million for 2023. Our total volume of essential ingredients sold declined by 127,700 tons, or 20%, to 514,600 tons for 2024 from 642,300 tons for 2023. At our average sales price of $71.81 per ton for 2024, net sales were $9.2 million lower as a result of the 127,700 fewer tons sold in 2024 as compared to 2023. In addition, our sales price declined by $17.35 per ton for 2024. The decline of $17.35, or 19%, in our average sales price per ton in 2024 as compared to 2023 resulted in a decrease of $11.1 million in net sales of essential ingredients from the segment compared to 2023.

Corporate and Other Segment

Net sales from our Corporate and other segment declined by $4.4 million or 28% to $11.4 million for 2024 as compared to $15.8 million for 2023. These results are from Eagle Alcohol’s business.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit declined to a gross profit of $9.7 million, representing a gross margin of 1.0% for 2024, from $15.7 million, representing a gross margin of 1.3%, for 2023. Our consolidated gross profit declined due to lower overall commodity crush margins, particularly for renewable fuel, primarily due to lower sales prices as well as lower margins on essential ingredients sold due to lower corn prices. We spent a total of $34.6 million for repairs and maintenance, in-line with our 2024 estimate.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit improved by $12.7 million to a gross profit of $25.9 million from $13.3 million. Of this increase, $12.1 million is attributable to higher commodity crush margins and $0.6 million is attributable to increased sales volumes in 2024 as compared to 2023.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit declined by $0.2 million to a gross profit of $4.0 million for 2024 from $4.2 million for 2023. Of this decrease, $0.4 million is attributable to lower margins from sales of third-party renewable fuel, partially offset by an increase of $0.2 million attributable to higher marketing volumes of third-party renewable fuel sold reported gross in 2024 as compared to 2023.

Western Production Segment

Our Western production segment’s gross loss worsened by $13.8 million to a gross loss of $19.3 million for 2024 as compared to a gross loss of $5.5 million for 2023. Of this decline, $15.8 million is attributable to significantly lower margins for renewable fuel, partially offset by $2.0 million attributable to lower sales volumes at negative margins in 2024 as compared to 2023.

Corporate and Other Segment

Gross profit and loss from our Corporate and other segment was a gross loss of $0.9 million for 2024 and a gross profit of $3.7 million for 2023, primarily from Eagle Alcohol’s business.

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses decreased by $0.1 million to $29.7 million for 2024 as compared to $29.8 million for 2023. SG&A expenses decreased primarily due to lower professional fees.

Acquisition-related Expenses

Our acquisition-related expenses increased by $4.9 million to $7.7 million for 2024 as compared to $2.8 million for 2023. These expenses relate to the acceleration of stock payments to the former owners of Eagle Alcohol.

Asset Impairments

We recorded asset impairment charges of $24.8 million for 2024 as compared $6.5 million for 2023. The 2024 impairments reflect $21.4 million for our Magic Valley asset group, as we cold-idled the plant at the end of the year, and $3.4 million for intangible assets of Eagle Alcohol. The 2023 impairments relate to the goodwill associated with our acquisition of Eagle Alcohol.

Interest Expense, net

Interest expense, net, increased by $0.2 million to $7.6 million for 2024 from $7.4 million for 2023. The increase in interest expense, net, is primarily due to higher debt balances, as well as higher interest rates under Kinergy’s line of credit.

Year Ended December 31, 2023, Compared to the Year Ended December 31, 2022

An analysis of our financial results comparing 2023 to 2022 can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 14, 2024, which is available free of charge on the Securities and Exchange Commission’s website at www.sec.gov.

Liquidity and Capital Resources

During the year ended December 31, 2024, we funded our operations primarily from cash on hand and proceeds from Kinergy’s operating line of credit. In addition to funding our operations, we used our capital resources to continue our capital improvement projects, make an annual cash payment related to our acquisition of Eagle Alcohol and pay preferred stock dividends.

As of December 31, 2024, we had $35.5 million in cash and cash equivalents and $23.1 million available for borrowing under Kinergy’s operating line of credit. In addition, we have up to an additional $65.0 million that may be available for capital improvement projects under our Orion term loan discussed below, subject to certain conditions. We believe we have sufficient sources of liquidity to meet our anticipated working capital, debt service, capital expenditure and other liquidity needs for at least the next twelve months from the date of this report.

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

	December 31, 2024	December 31, 2023	Change
Cash, cash equivalents and restricted cash	$36,211	$45,480	(20)%
Current assets	$153,118	$168,770	(9)%
Property and equipment, net	$214,742	$248,748	(14)%
Current liabilities	$57,804	$65,288	(11)%
Long-term debt, noncurrent portion	$92,904	$82,097	13%
Working capital	$95,314	$103,482	(8)%
Working capital ratio	2.65	2.59	2%

Restricted Net Assets

At December 31, 2024, we had approximately $54.1 million of net assets at our subsidiaries that were not available to be transferred to Alto Ingredients, Inc. in the form of dividends, distributions, loans or advances due to restrictions contained in our subsidiaries’ credit facilities.

Changes in Working Capital and Cash Flows

Working capital declined to $95.3 million at December 31, 2024 from $103.5 million at December 31, 2023 as a result of a $15.7 million decrease in current assets, partially offset by a $7.5 million decrease in current liabilities.

Current assets declined primarily due to decreases in restricted cash, inventories and other current assets. Our current liabilities declined primarily due to decreases in derivative instruments and accrued liabilities.

Our cash, cash equivalents and restricted cash declined by $9.3 million due to $3.5 million of cash used in our operating activities and $13.5 million of cash used in our investing activities primarily for our capital improvement projects, partially offset by $7.7 million in cash provided by our financing activities, primarily due to proceeds from our operating line of credit.

Cash used in our Operating Activities

We used $3.5 million in cash in our operating activities during 2024, as compared to $22.0 million in cash generated from our operating activities in 2023. Specific factors that contributed significantly to the change in cash generated by our operating activities include:

●	an increase of $31.0 million in net loss primarily due to lower commodity crush margins and increased asset impairments;

●	a decrease of $19.1 million related to changes in the fair value of our derivative instruments due to changes in commodity prices at period-end 2024 as compared to 2023;

●	a decrease of $8.9 million related to accounts receivable balances primarily due to the timing of sales and collections; and

●	a decrease of $7.3 million in inventories due to lower period-end commodity prices.

These amounts were partially offset by:

●	an increase of $22.5 million related to accounts payable and accrued expenses due to the timing of payments; and

●	an increase of $18.2 million in asset impairments primarily related to the cold-idling of our Magic Valley facility.

Cash used in our Investing Activities

We used $13.5 million of cash in our investing activities for 2024, of which $11.1 million was for additions to property and equipment resulting from our capital improvement projects and $2.8 million is attributable to cash paid for our acquisition of Eagle Alcohol.

Cash provided by our Financing Activities

Cash provided by our financing activities was $7.7 million for 2024, of which $9.0 million is attributable to net proceeds from Kinergy’s line of credit, partially offset by $1.3 million of preferred stock dividends.

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

We believe Kinergy and Alto Nutrients are in compliance with the fixed-charge coverage ratio covenant as of the filing of this report. The following table sets forth the fixed-charge coverage ratio financial covenant and the actual results for the periods presented:

	Years Ended December 31,
	2024	2023

Fixed-Charge Coverage Ratio Requirement	1.10	1.10
Actual	3.53	5.22
Excess	2.43	4.12

Alto Ingredients, Inc. has guaranteed all of Kinergy’s obligations under the credit facility. As of December 31, 2024, Kinergy had an outstanding balance of $39.7 million and $23.1 million of unused borrowing availability under the credit facility.

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

As of December 31, 2024 and 2023, the principal amount outstanding under the Term Loan was $60.0 million.

Other Cash Obligations

As of December 31, 2024, we had future commitments for certain capital projects totaling $9.1 million. These commitments are scheduled to be satisfied through 2025.

In connection with our acquisition of Eagle Alcohol, we are committed to pay contingent payments of up to $2.7 million in the first half of 2025.

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

We have five alcohol production facilities from which we produce and sell alcohols to our customers through our subsidiary, Kinergy. Kinergy enters into sales contracts with customers under exclusive intercompany sales agreements with each of our five production facilities. Kinergy also acts as a principal when it purchases third party fuel-grade ethanol which it resells to its customers. Finally, in 2022, Kinergy had exclusive sales agreements with two third-party owned fuel-grade ethanol plants under which it sold the plants’ fuel-grade ethanol production for a fee plus the costs to deliver the ethanol to Kinergy’s customers. Kinergy has since terminated these contracts. These sales are referred to as third-party agent sales. Revenue from these third-party agent sales is recorded on a net basis, with Kinergy recognizing its predetermined fees and any associated delivery costs.

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

See “Note 4 – Segments” of the Notes to Consolidated Financial Statements for our revenue breakdown by type of contract.

Impairment of Long-Lived Assets

Our long-lived assets have been primarily associated with our production facilities, reflecting their original cost, adjusted for depreciation and amortization and any subsequent impairment.

We assess the impairment of long-lived assets, including property and equipment, when events or changes in circumstances indicate that the fair value of an asset group could be less than the net book value of the asset group. Generally, we assess long-lived assets for impairment by first determining the forecasted, undiscounted cash flows each asset is expected to generate plus the net proceeds expected from the sale of the asset group. If the total amount of the undiscounted cash flows is less than the carrying value of the asset group, we then determine the fair value of the asset group. When the estimated fair value of the asset group is less than its carrying value, we recognize an impairment expense equal to the difference between the asset group’s carrying value and estimated fair value. Forecasts of future cash flows are estimates based on our experience and knowledge of our operations and the industry in which we operate. These estimates could be significantly affected by future changes in market conditions, the economic environment, including inflation, and the purchasing decisions of our customers. As a result, we recorded asset impairments of $21.4 million and $0.6 million with respect to our Magic Valley facility and right of use assets associated with our operating leases for the years ended December 31, 2024 and 2023, respectively.

We review our intangible assets, including goodwill, with indefinite lives at least annually or more frequently if impairment indicators arise. In our review, we determine the fair value of these assets using market multiples and discounted cash flow modeling and compare it to the net book value of the reporting unit. Any assessed impairments will be recorded permanently and expensed in the period in which the impairment is determined. We performed our annual review of impairment and recognized asset impairments of $3.4 million and $6.0 million against our intangible assets and goodwill for the years ended December 31, 2024 and 2023, respectively. We did not recognize any asset impairments for the year ended December 31, 2022.

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

We had pre-tax consolidated net losses of $58.8 million, $27.9 million and $39.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Based on our current and prior results, we do not have sufficient evidence to support a conclusion that we will more likely than not be able to benefit from our remaining deferred tax assets. As such, we have recorded a valuation allowance against our net deferred tax assets.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized net gains of $11.0 million, net losses of $8.0 million and net gains of $19.3 million related to the change in the fair values of these contracts for the years ended December 31, 2024, 2023 and 2022, respectively.

We prepared a sensitivity analysis as of December 31, 2024 to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The analysis uses average CME prices for the year and does not factor in future contracted volumes. The results of this analysis for the year ended December 31, 2024, which may differ materially from actual results, are as follows (in millions):

Commodity	Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	294.5	Gallons	$31.6
Corn	66.5	Bushels	$28.2

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements, which begin at page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2024 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

RSM US LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2024. That report is included in Part IV of this report.

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

Item 9B. Other Information.

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) informed us of the adoption, modification or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Item 16. Form 10-K Summary.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alto Ingredients, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alto Ingredients, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Long-lived asset impairment

As described in Note 1 to the financial statements, the Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the fair value of assets could be less than their carrying value. In such event, the Company assesses long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset group is expected to generate plus the net proceeds expected from the sale of the asset group. If this amount is less than the carrying value of the asset group, the Company will then determine the fair value of the asset group. When the estimated fair value of the asset group is less than its carrying value, the Company recognizes an impairment expense equal to the difference between the asset group’s carrying value and estimated fair value. The Company’s assessment resulted in an asset impairment of $24,790,000 for the year ended December 31, 2024.

We identified the evaluation of the fair value of asset groups, where fair value was required to be determined as part of the impairment analysis, as a critical audit matter because of the significant estimates management makes when determining fair value. This required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately determined fair value.

Our audit procedures related to the evaluation of fair value, where fair value was required to be determined as part of the impairment analysis, included the following, among others:

●	We obtained an understanding of management’s process and the internal controls over management’s determination of fair value and tested the operating effectiveness of the controls

●	We obtained management’s determination of fair value and evaluated management’s determination by:

o	Comparing it to publicly available information related to sales of comparable asset groups sold by the Company and others in the industry

o	Comparing the sales price per nameplate production gallons to the carrying value of the asset group

/s/ RSM US LLP

We have served as the Company’s auditor since 2015.

Rochester, Minnesota
March 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alto Ingredients, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Alto Ingredients, Inc.’s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements of the Company and our report dated March 13, 2025, expressed an unqualified opinion.

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

/s/ RSM US LLP

Rochester, Minnesota
March 13, 2025

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value)

	December 31,
	2024	2023
ASSETS

Current Assets:
Cash and cash equivalents	$35,469	$30,014
Restricted cash	742	15,466
Accounts receivable, net of allowance for credit losses of $23 and $85, respectively	58,217	58,729
Inventories	49,914	52,611
Derivative instruments	3,313	2,412
Other current assets	5,463	9,538
Total current assets	153,118	168,770

Property and equipment, net	214,742	248,748
Other Assets:
Right of use operating lease assets, net	20,553	22,597
Intangible assets, net	4,509	8,498
Other assets	8,516	5,628
Total other assets	33,578	36,723
Total Assets	$401,438	$454,241

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except shares and par value)

	December 31,
	2024	2023
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$20,369	$20,752
Accrued liabilities	24,214	20,205
Current portion – operating leases	4,851	4,333
Derivative instruments	1,177	13,849
Other current liabilities	7,193	6,149
Total current liabilities	57,804	65,288

Long-term debt, net	92,904	82,097
Operating leases, net of current portion	16,913	19,029
Other liabilities	8,754	8,270
Total Liabilities	176,375	174,684

Commitments and contingencies (Notes 1, 8, 9, 10 and 14)

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A: 1,684,375 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of December 31, 2024 and 2023; liquidation preference of $18,075 as of December 31, 2024	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 76,565,072 and 75,703,100 shares issued and outstanding as of December 31, 2024 and 2023, respectively	77	76
Non-voting common stock, $0.001 par value; 3,553,000 shares authorized; 896 shares issued and outstanding as of December 31, 2024 and 2023	—	—
Additional paid-in capital	1,044,176	1,040,912
Accumulated other comprehensive income	4,975	2,481
Accumulated deficit	(824,166)	(763,913)
Total stockholders’ equity	225,063	279,557
Total Liabilities and Stockholders’ Equity	$401,438	$454,241

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Net sales	$965,258	$1,222,940	$1,335,621
Cost of goods sold	955,536	1,207,287	1,363,171
Gross profit (loss)	9,722	15,653	(27,550)
Selling, general and administrative expenses	(29,736)	(29,864)	(28,079)
Acquisition-related expenses	(7,701)	(2,800)	(3,500)
Gain (loss) on sale or disposal of assets	830	(293)	(2,230)
Asset impairments	(24,790)	(6,544)	—
Loss from operations	(51,675)	(23,848)	(61,359)
Income from cash grant	—	2,812	22,652
Interest expense, net	(7,644)	(7,425)	(1,827)
Other income, net	508	553	862
Loss before provision for income taxes	(58,811)	(27,908)	(39,672)
Provision for income taxes	173	97	1,925
Consolidated net loss	$(58,984)	$(28,005)	$(41,597)
Preferred stock dividends	$(1,269)	$(1,265)	$(1,265)
Loss attributable to common stockholders	$(60,253)	$(29,270)	$(42,862)
Loss per share, basic and diluted	$(0.82)	$(0.40)	$(0.60)
Weighted-average shares outstanding, basic and diluted	73,482	73,339	71,944

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Consolidated net loss	$(58,984)	$(28,005)	$(41,597)
Other comprehensive income– net gain arising during the period on defined benefit pension plans	2,494	659	2,106
Total comprehensive loss	$(56,490)	$(27,346)	$(39,491)

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Common Stock and		Additional		Accum. Other
	Preferred Stock		Non-Voting Common		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balances, December 31, 2021	927	$1	72,778	$73	$1,037,205	$(691,781)	$(284)	$345,214
Stock-based compensation	—	—	—	—	3,333	—	—	3,333
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	496	—	(2,291)	—	—	(2,291)
Shares issued for Eagle	—	—	949	1	—	—	—	1
Shares issued to Orion	—	—	1,282	1	3,912	—	—	3,913
Stock repurchases	—	—	(351)	—	(1,325)	—	—	(1,325)
Pension plan adjustment	—	—	—	—	—	—	2,106	2,106
Preferred stock dividends	—	—	—	—	—	(1,265)	—	(1,265)
Net loss	—	—	—	—	—	(41,597)	—	(41,597)
Balances, December 31, 2022	927	$1	75,154	$75	$1,040,834	$(734,643)	$1,822	$308,089
Stock-based compensation	—	—	—	—	3,896	—	—	3,896
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	2,234	2	(145)	—	—	(143)
Stock repurchases	—	—	(1,685)	(1)	(3,673)	—	—	(3,674)
Pension plan adjustment	—	—	—	—	—	—	659	659
Preferred stock dividends	—	—	—	—	—	(1,265)	—	(1,265)
Net loss	—	—	—	—	—	(28,005)	—	(28,005)
Balances, December 31, 2023	927	$1	75,703	$76	$1,040,912	$(763,913)	$2,481	$279,557
Stock-based compensation	—	—	—	—	4,357	—	—	4,357
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	862	1	(1,093)	—	—	(1,092)
Pension plan adjustment	—	—	—	—	—	—	2,494	2,494
Preferred stock dividends	—	—	—	—	—	(1,269)	—	(1,269)
Net loss	—	—	—	—	—	(58,984)	—	(58,984)
Balances, December 31, 2024	927	$1	76,565	$77	$1,044,176	$(824,166)	$4,975	$225,063

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Operating Activities:
Consolidated net loss	$(58,984)	$(28,005)	$(41,597)
Adjustments to reconcile consolidated net loss to cash (used in) provided by operating activities:
Depreciation and amortization of intangibles	24,408	23,080	25,095
Asset impairments	24,790	6,544	—
(Gain) loss on sale or disposal of assets	(830)	293	2,230
Inventory valuation	2,050	2,201	4,612
Losses (gains) on derivative instruments	(11,045)	8,031	(19,263)
Amortization of deferred financing costs	1,016	1,048	177
Amortization of debt discounts	804	801	126
Stock-based compensation	4,357	3,896	3,333
Bad debt (recovery) expense	(50)	427	(217)
Changes in operating assets and liabilities:
Accounts receivable	562	9,499	23,967
Inventories	4,484	11,816	(15,479)
Other current assets	931	310	7,690
Operating leases	(5,965)	(5,362)	(5,128)
Accounts payable and accrued expenses	9,951	(12,554)	20,503
Net cash (used in) provided by operating activities	$(3,521)	$22,025	$6,049
Investing Activities:
Additions to property and equipment	$(11,066)	$(29,531)	$(37,744)
Deferred purchase price payments for Eagle Alcohol	(2,800)	(3,500)	—
Proceeds from sale of assets	400	—	—
Purchase of Eagle Alcohol, net of cash acquired	—	—	(14,685)
Proceeds from principal payments on notes receivable	—	—	14,766
Net cash used in investing activities	$(13,466)	$(33,031)	$(37,663)
Financing Activities:
Net proceeds from (payments on) Kinergy’s line of credit	$8,987	$12,614	$(32,325)
Net proceeds from term loan	—	—	59,100
Stock repurchases	—	(3,674)	(1,325)
Debt issuance costs	—	(714)	(5,171)
Preferred stock dividend payments	(1,269)	(1,265)	(1,265)
Net cash provided by financing activities	$7,718	$6,961	$19,014
Net decrease in cash, cash equivalents and restricted cash	(9,269)	(4,045)	(12,600)
Cash, cash equivalents and restricted cash at beginning of period	45,480	49,525	62,125
Cash, cash equivalents and restricted cash at end of period	$36,211	$45,480	$49,525

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$35,469	$30,014	$36,456
Restricted cash	742	15,466	13,069
Total cash, cash equivalents and restricted cash	$36,211	$45,480	$49,525

Supplemental Information:
Interest paid (net of capitalized interest)	$8,319	$7,923	$2,208
Capitalized interest	$2,517	$2,454	$720
Income tax refunds (payments)	$627	$(324)	$(2,262)

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

As discussed in Note 16, On January 1, 2025, the Company’s wholly-owned subsidiary, Alto Carbonic, LLC (“Alto Carbonic”), acquired Kodiak Carbonic, LLC, a beverage-grade liquid CO2 processor for $7.6 million. Alto Carbonic is co-located at the Company’s Columbia ethanol facility. The Company plans to report the results of Alto Carbonic in the Company’s Western Production segment beginning January 1, 2025.

The Company produces and distributes renewable fuels, essential ingredients and specialty alcohols. The Company also markets fuel-grade ethanol produced by third parties. The Company’s production facilities in Pekin, Illinois are located in the heart of the Corn Belt. The Company’s two production facilities in Oregon and Idaho are located in close proximity to both feed and fuel-grade ethanol customers.

The Company has a combined alcohol production capacity of 350 million gallons per year and produces, on an annualized basis, over 1.4 million tons of essential ingredients, such as dried yeast, corn protein meal, corn protein feed, corn germ, and distillers grains and liquid feed used in commercial animal feed and pet foods. In addition, the Company markets and distributes fuel-grade ethanol produced by third parties.

The Company focuses on Health, Home & Beauty; Food & Beverage; Industry & Agriculture; Essential Ingredients; and Renewable Fuels markets. Products for the Health, Home & Beauty market include specialty alcohols used in mouthwash, cosmetics, pharmaceuticals, hand sanitizers, disinfectants and cleaners. Products for the Food & Beverage markets include grain neutral spirits used in alcoholic beverages and vinegar as well as corn germ used for corn oils. Products for Industry & Agriculture markets include alcohols and other products for paint applications and fertilizers. Products for Essential Ingredients markets include dried yeast, corn protein meal, corn protein feed, corn germ, and distillers grains and liquid feed used in commercial animal feed and pet foods. Products for Renewable Fuels markets include fuel-grade ethanol and distillers corn oil used as a feedstock for renewable diesel and biodiesel fuels.

The Company’s production facilities, other than its Magic Valley plant, were operating for all periods presented subject to scheduled and unscheduled downtimes to address facility repair and maintenance. In January 2024, the Company temporarily hot-idled its Magic Valley facility to minimize losses from negative regional crush margins and to expedite the installation of additional equipment to achieve the intended production rate, quality and consistency from the Company’s corn oil and high protein system at the facility. The Company restarted its Magic Valley facility in July 2024 and by October 2024, the facility consistently achieved average ethanol production rates at full capacity, the protein content yield from the plant reached 50% or greater, and the Company was able to expand its corn oil yields. Increases in regional corn basis and declining market prices for protein and corn oil resulted in overall margin compression, outweighing the economic benefits of these plant improvements. As a consequence, the Company cold-idled its Magic Valley facility on December 31, 2024 to minimize financial losses. The Company continues to provide terminal services at the plant and intends to resume operations at the facility when the economic environment in the region sustainably improves.

Basis of Presentation – The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segments – A segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company determines and discloses its segments in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Section 280, Segment Reporting, which defines how to determine segments. The Company has adopted the guidance issued under ASU 2023-07, Segment Reporting (Topic 280), which enhances disclosures about the Company’s segments. The Company’s CODM is the Company’s executive committee, which is led by the Company’s Chief Executive Officer (“CEO”) and includes its Chief Financial Officer, Chief Operating Officer, Chief Commercial Officer and Chief Legal Officer (“Executive Committee”). The Company manages and assesses the performance of its reportable segments by its gross profit (loss). As part of the Executive Committee’s review of segment-level performance, each member of the Executive Committee reviews the gross profit of the Company’s reportable segments and provides expertise and analysis from their respective areas which drive the evaluation of the performance of the Company’s reportable segments and allocation of resources to those segments. Even though the CEO has the authority to override the other members for strategic or other reasons, key decisions are made jointly by the Executive Committee.

The Company reports financial and operating performance in three reportable segments (1) Pekin production, which includes the entire campus in Pekin, Illinois (“Pekin Campus”), (2) marketing and distribution, which includes marketing and merchant trading for Company-produced specialty alcohols, fuel-grade ethanol and essential ingredients, and sales of fuel-grade ethanol sourced from third parties, and (3) Western production, which includes the Company’s two western production facilities and, beginning in 2025, its liquid CO2 plant on an aggregated basis (“Western production”).

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

Accounts Receivable and Allowance for Credit Losses – Trade accounts receivable are presented at original invoice amount, net of the allowance for credit losses. The Company sells specialty alcohols to large consumer product companies, sells fuel-grade ethanol to gasoline refining and distribution companies, sells essential ingredients to animal feed customers, including distillers grains and other feed co-products to dairy operators and animal feedlots and corn oil to poultry and renewable diesel and biodiesel customers, in each case generally without requiring collateral. Due to a limited number of customers, the Company had significant concentrations of credit risk from sales as of December 31, 2024 and 2023, as described below.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. The Company regularly reviews accounts receivable and based on assessments of current customer creditworthiness, estimates the portion, if any, of the customer balance that will not be collected.

Of the accounts receivable balance, approximately $44,750,000 and $51,315,000 at December 31, 2024 and 2023, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for credit losses was $23,000 and $85,000 as of December 31, 2024 and 2023, respectively. The Company recorded a bad debt recovery of $50,000, bad debt expense of $427,000 and a bad debt recovery of $217,000 for the years ended December 31, 2024, 2023 and 2022, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company sells specialty alcohols to consumer product companies and fuel-grade ethanol to gasoline refining and distribution companies. The Company sold to customers representing 10% or more of the Company’s total net sales, as follows.

	Years Ended December 31,
	2024	2023	2022
Customer A	11%	9%	10%
Customer B	7%	7%	10%

The Company had accounts receivable due from these customers totaling $5,187,000 and $4,302,000, representing 9% and 7% of total accounts receivable, as of December 31, 2024 and 2023, respectively.

The Company purchases corn, its largest cost component in producing alcohols, from its suppliers. The Company purchased corn from suppliers representing 10% or more of the Company’s total corn purchases, as follows:

	Years Ended December 31,
	2024	2023	2022
Supplier A	16%	14%	11%
Supplier B	13%	12%	12%
Supplier C	—%	—%	15%

As of December 31, 2024, approximately 44% of the Company’s employees were covered by a collective bargaining agreement.

Inventories – Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, essential ingredients and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of valuation adjustments of $2,050,000 and $2,201,000 as of December 31, 2024 and 2023, respectively. Of the inventory balance, approximately $35,495,000 and $41,041,000 at December 31, 2024 and 2023, respectively, were used as collateral under Kinergy’s operating line of credit. Inventory balances consisted of the following (in thousands):

	December 31,
	2024	2023
Finished goods	$31,120	$35,765
Work in progress	4,203	5,063
Raw materials	8,989	10,313
Other	5,602	1,470
Total	$49,914	$52,611

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

ALTO INGREDIENTS, INC.

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

The Company has five production facilities from which it produces and sells alcohols to its customers through Kinergy. Kinergy enters into back-to-back sales contracts with its customers under exclusive intercompany sales agreements with each of the Company’s five production facilities. Kinergy also acts as a principal when it purchases third party fuel-grade ethanol which it resells to its customers. Finally, for the year ended December 31, 2022, Kinergy had exclusive sales agreements with certain third-party owned fuel-grade ethanol production facilities under which it sold the facilities’ fuel-grade ethanol for a fee plus the costs to deliver the ethanol to Kinergy’s customers. These sales were referred to as third-party agent sales. Revenue from these third-party agent sales was recorded on a net basis, with Kinergy recognizing its predetermined fees and any associated delivery costs. Kinergy has terminated these contracts, and as a result, did not have any related sales for the year ended December 31, 2024 and 2023. The Company’s balances of accounts receivable, net of allowance for credit losses, were $58,217,000, $58,729,000 and $68,655,000, as of December 31, 2024, 2023 and 2022, respectively.

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

See the tables in Note 4 for the Company’s revenue by type of contracts.

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

The Company performed its annual review of impairment of goodwill and recognized an asset impairment loss of $6.0 million for the year ended December 31, 2023. No impairment losses for goodwill were recognized for the year ended December 31, 2024 and 2022.

Impairment of Long-Lived Assets – The Company assesses the impairment of long-lived assets, including property and equipment, internally developed software and purchased intangibles subject to amortization, when events or changes in circumstances indicate that the fair value of assets could be less than their net book value. In such event, the Company assesses long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset group is expected to generate plus the net proceeds expected from the sale of the asset group. If this amount is less than the carrying value of the asset, the Company will then determine the fair value of the asset group. When the estimated fair value of the asset group is less than its carrying value, the Company recognizes an impairment expense equal to the difference between the asset group’s carrying value and estimated fair value. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of its operations and the industries in which it operates. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and purchasing decisions of the Company’s customers. The Company’s assessment resulted in an asset impairment of $24,790,000 primarily from the cold-idling of the Company’s Magic Valley facility due to increased regional corn basis and overall margin compression and the Company’s changes to its Eagle Alcohol business, for the year ended December 31, 2024. The Company’s assessment resulted in an asset impairment of $574,000 related to amendments to certain of the Company’s lease agreements, for the year ended December 31, 2023. The Company’s impairment analysis performed during the year ended December 31, 2022 did not result in an impairment charge.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs – Deferred financing costs are costs incurred to obtain debt financing, including all related fees, and are amortized as interest expense over the term of the related financing using the straight-line method, which approximates the effective interest rate method. Amortization of deferred financing costs, included in interest expense, net, in the accompanying consolidated statements of operations, was approximately $1,016,000, $1,048,000 and $177,000 for the years ended December 31, 2024, 2023 and 2022, respectively. Unamortized deferred financing costs were approximately $3,684,000 and $4,700,000 as of December 31, 2024 and 2023, respectively, and are recorded as a reduction of long-term debt in the consolidated balance sheets.

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

Loss Per Share – Basic loss per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Preferred dividends are deducted from net loss attributed to Alto Ingredients, Inc. and are considered in the calculation of loss attributable to common stockholders in computing basic loss per share. Common stock equivalents to preferred stock are considered participating securities and are also included in this calculation when dilutive.

The following tables compute basic and diluted loss per share (in thousands, except per share data):

	Year Ended December 31, 2024
	Loss Numerator	Shares Denominator	Per-Share Amount
Consolidated net loss	$(58,984)
Less: Preferred stock dividends	(1,269)
Basic and diluted loss per share:
Loss attributable to common stockholders	$(60,253)	73,482	$(0.82)

	Year Ended December 31, 2023
	Loss Numerator	Shares Denominator	Per-Share Amount
Consolidated net loss	$(28,005)
Less: Preferred stock dividends	(1,265)
Basic and diluted loss per share:
Loss attributable to common stockholders	$(29,270)	73,339	$(0.40)

	Year Ended December 31, 2022
	Loss Numerator	Shares Denominator	Per-Share Amount
Consolidated net loss	$(41,597)
Less: Preferred stock dividends	(1,265)
Basic and diluted loss per share:
Loss attributable to common stockholders	$(42,862)	71,944	$(0.60)

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were an aggregate of 981,000, 981,000 and 964,000 potentially dilutive shares from convertible securities outstanding for the years ended December 31, 2024, 2023 and 2022, respectively. These convertible securities were not considered in calculating diluted loss per common share for the years ended December 31, 2024, 2023 and 2022 as their effect would be anti-dilutive. In addition, there were an aggregate of 3,188,000 weighted-average anti-dilutive shares from outstanding out-of-the-money warrants for the year ended December 31, 2022.

Financial Instruments – The carrying values of cash and cash equivalents, restricted cash, accounts receivable, derivative instruments, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these items. The Company believes the carrying value of its long-term debt instruments are not considered materially different than fair value.

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

Income from Cash Grant – For the years ended December 31, 2023 and 2022, the Company received $2,812,000 and $22,652,000, respectively, in cash from the USDA’s Biofuel Producer Program. The Company did not receive any cash from this program for the year ended December 31, 2024. The program was created as part of the CARES Act of 2020, which allocated $700,000,000 to support biofuel producers who experienced market losses due to the pandemic. The Company is not required to repay the grants. Since these funds are provided to subsidize historical losses of the Company, and are not required to be repaid, the Company accounted for the proceeds by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, and reported the amount as income from cash grant in the accompanying consolidated statements of operations.

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

Share Repurchase Program – On September 12, 2022, the Company announced a share repurchase program under which it may repurchase up to $50,000,000 of its common stock with an initial purchase authorization of $10,000,000. The Company’s lender has further limited the Company’s purchase authorization to $5,000,000. Amounts in excess of the purchase authorization of $5,000,000 will require additional lender consent and amounts in excess of the initial purchase authorization of $10,000,000 will require additional board and preferred stockholder authorization. The share repurchase program does not have an expiration date, does not require the repurchase of any particular amount of shares, and may be implemented, modified, suspended or discontinued in whole or in part at any time and without further notice. As repurchases are made, the Company will retire the shares, resulting in a reduction of issued and outstanding shares. For the years ended December 31, 2023 and 2022, the Company repurchased an aggregate of 1,685,000 shares and 351,000 shares for $3,674,000 and $1,325,000 in cash, respectively. No shares were repurchased during the year ended December 31, 2024.

Nonvoting Common Stock – In 2015, the Company issued nonvoting common stock convertible at a holder’s election into voting common stock. As of December 31, 2024, an aggregate of 3,539,236 shares of nonvoting common stock had been converted into an equal number of shares of the Company’s voting common stock. As of December 31, 2024, there were 896 shares of nonvoting common stock outstanding.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimates and Assumptions – The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining net realizable value of inventory, long-lived asset impairments, goodwill impairment, valuation allowances on deferred income taxes and the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns, and the valuation of assets acquired and liabilities assumed as a result of business combinations. Actual results and outcomes may materially differ from management’s estimates and assumptions.

Recent Accounting Pronouncements – In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), which provides for more detailed information about the types of expenses aggregated in common expense captions in the statement of operations. ASU 2024-03 is effective for the Company for the year ended December 31, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU.

Subsequent Events – Management evaluates, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued for either disclosure or adjustment to the consolidated financial results. See Note 16.

2. ACQUISITION OF EAGLE ALCOHOL.

On January 14, 2022, the Company purchased 100% of the membership interests of Eagle Alcohol. The purchase price was $14.0 million in cash plus an estimated net working capital adjustment of $1.3 million in cash. The selling members of Eagle Alcohol were eligible to receive up to an additional $14.0 million of contingent consideration, payable through a combination of $9.0 million in cash over the succeeding three years and an aggregate of $5.0 million in the Company’s common stock on the fourth- and fifth-year anniversaries of the closing date, subject to the satisfaction of certain conditions. Subsequently, the Company made organizational changes at Eagle Alcohol, and accelerated the vesting of the Company’s common stock under the terms of the purchase agreement. With respect to these payments, the Company accrued $7.7 million and $2.8 million in other current liabilities in the accompanying consolidated balance sheets as of December 31, 2024 and 2023, respectively, with the expense included in acquisition-related expenses in the accompanying consolidated statements of operations for the years then ended.

Eagle Alcohol specializes in break bulk distribution of specialty alcohols. Eagle Alcohol delivers products to customers in the beverage, food, industrial and related-process industries via its own dedicated trucking fleet and common carriers.

As part of the Company’s original allocation of purchase price for its acquisition of Eagle Alcohol, the Company recorded a customer relationships intangible asset of $6.5 million, a trade name intangible asset of $0.4 million and goodwill of $6.0 million. See Note 6.

ALTO INGREDIENTS, INC.

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

Alto Ingredients recorded revenues of approximately $18,000,000, $13,200,000 and $12,403,000 related to the AMAs in place for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts have been eliminated upon consolidation.

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

Kinergy recorded revenues of approximately $5,407,000, $5,431,000 and $5,746,000 related to the marketing agreements for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts have been eliminated upon consolidation.

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

Under these agreements, Alto Nutrients receives a fee of $0.03 per bushel of corn delivered to each production facility as consideration for its procurement and handling services, payable monthly. Each corn procurement and handling agreement had an initial term of one year and successive one year renewal periods at the option of the individual facility. Alto Nutrients recorded revenues of approximately $2,910,000, $3,007,000 and $3,207,000 related to the corn procurement and handling agreements for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts have been eliminated upon consolidation.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Essential Ingredients Marketing Agreements – Alto Nutrients entered into separate marketing agreements with each of the Company’s production facilities (except for the Company’s Magic Valley facility), which grant Alto Nutrients the exclusive right to market, purchase and sell the various essential ingredients produced at each facility. Under the terms of the marketing agreements, within ten days after a facility delivers essential ingredients to Alto Nutrients, the production facility is paid an amount equal to (i) the estimated purchase price payable by the third-party purchaser of the essential ingredients, minus (ii) the estimated amount of transportation costs to be incurred, minus (iii) the estimated amount of fees and taxes payable to governmental authorities in connection with the tonnage of the essential ingredients produced or marketed, minus (iv) the estimated incentive fee payable to the Company, which equals (a) 5% of the aggregate third-party purchase price for wet corn protein feed, wet distillers grains, corn condensed distillers solubles and distillers grains with solubles, or (b) 1% of the aggregate third-party purchase price for corn protein meal, dry corn protein feed, dry distillers grains, corn germ and corn oil. Each marketing agreement had an initial term of one year and has successive one year renewal periods at the option of the production facility.

Alto Nutrients recorded revenues of approximately $2,516,000, $3,216,500 and $3,505,000 related to the marketing agreements for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts have been eliminated upon consolidation.

4.	SEGMENTS.

The Company reports its financial and operating performance in three segments: (1) Pekin Campus production, which includes the production and sale of alcohols and essential ingredients produced at the Company’s Pekin, Illinois campus, (2) marketing and distribution, which includes marketing and merchant trading for Company-produced alcohols and essential ingredients on an aggregated basis, and sales of fuel-grade ethanol sourced from third parties, and (3) Western production, which includes the production and sale of fuel-grade ethanol and essential ingredients, including liquid CO2, produced at the Company’s two western production facilities and its liquid CO2 plant on an aggregated basis, none of which are individually so significant to be considered a separately reportable segment.

The Company manages and assesses the performance of its reportable segments by its gross profit (loss). As part of the Executive Committee’s review of segment-level performance, each member of the Executive Committee reviews the gross profit of the Company’s reportable segments and provides expertise and analysis from their respective areas which drive the evaluation of the performance of the Company’s reportable segments and allocation of resources to those segments. Even though the CEO has the authority to override the other members for strategic or other reasons, key decisions are made jointly by the Executive Committee.

Included in income (loss) before provision for income taxes are management fees charged by Alto Ingredients to each of the segments. The Pekin Campus production segment incurred $7,200,000, $5,280,000 and $5,046,000 in management fees for the years ended December 31, 2024, 2023 and 2022, respectively. The marketing and distribution segment incurred $5,400,000, $3,960,000 and $3,840,000 in management fees for the years ended December 31, 2024, 2023 and 2022, respectively. The Western production segment incurred $3,600,000, $2,640,000 and $2,400,000 in management fees for the years ended December 31, 2024, 2023 and 2022, respectively. Corporate and other includes the results of Eagle Alcohol and selling, general and administrative expenses, consisting primarily of corporate employee compensation, professional fees and overhead costs not directly related to a specific operating segment.

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

For the years ended December 31, 2024, 2023 and 2022, capital expenditures incurred by the Pekin Campus segment were approximately $6.8 million, $17.7 million and $25.7 million, and capital expenditures incurred by the Western production segment were approximately $4.3 million, $11.8 million and $12.3 million, respectively.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Years Ended December 31,
Net Sales	2024	2023	2022
Pekin Campus production, recorded as gross:
Alcohol sales	$415,710	$502,217	$521,273
Essential ingredient sales	169,308	217,702	225,871
Intersegment sales	1,243	1,427	1,212
Total Pekin Campus sales	586,261	721,346	748,356

Marketing and distribution:
Alcohol sales, gross	$216,295	$262,587	$227,626
Alcohol sales, net	229	365	1,225
Intersegment sales	10,833	11,654	12,459
Total marketing and distribution sales	227,357	274,606	241,310

Western Production, recorded as gross:
Alcohol sales	$115,389	$166,971	$253,605
Essential ingredient sales	36,953	57,264	90,209
Intersegment sales	(122)	134	22
Total Western production sales	152,220	224,369	343,836

Corporate and other	11,374	15,834	15,812
Intersegment eliminations	(11,954)	(13,215)	(13,693)
Net sales as reported	$965,258	$1,222,940	$1,335,621

Cost of goods sold:
Pekin Campus production	$563,033	$710,088	$772,755
Marketing and distribution	213,023	259,234	229,288
Western production	172,209	230,445	353,775
Corporate and other	12,285	12,122	12,167
Intersegment eliminations	(5,014)	(4,602)	(4,814)
Cost of goods sold as reported	$955,536	$1,207,287	$1,363,171

Gross profit (loss):
Pekin Campus production	$23,228	$11,258	$(24,399)
Marketing and distribution	14,334	15,372	12,022
Western production	(19,989)	(6,076)	(9,939)
Corporate and other	(911)	3,712	3,645
Intersegment eliminations	(6,940)	(8,613)	(8,879)
	$9,722	$15,653	$(27,550)
Income (loss) before provision for income taxes:
Pekin Campus production	$6,308	$(1,560)	$(27,376)
Marketing and distribution	5,261	7,644	3,748
Western production	(51,086)	(13,506)	(7,209)
Corporate and other	(19,294)	(20,486)	(8,835)
	$(58,811)	$(27,908)	$(39,672)
Asset impairments:
Western production	$21,389	$—	$—
Corporate and other	3,401	6,544	—
	$24,790	$6,544	$—
Depreciation and amortization expense:
Pekin Campus production	$21,017	$19,789	$19,136
Western production	2,409	2,381	5,085
Corporate and other	982	910	874
	$24,408	$23,080	$25,095
Interest expense, net of capitalized interest:
Pekin Campus production	$1,765	$(207)	$(381)
Marketing and distribution	389	822	1,658
Western production	2,829	1,164	(339)
Corporate and other	2,661	5,646	889
	$7,644	$7,425	$1,827

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company’s total assets by operating segment (in thousands):

	December 31,
	2024	2023
Total assets:
Pekin Campus production	$223,934	251,048
Marketing and distribution	102,895	101,196
Western production	44,992	57,533
Corporate and other	29,617	44,464
	$401,438	$454,241

5. PROPERTY AND EQUIPMENT.

Property and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Facilities and plant equipment	$420,456	$405,010
Land	3,594	3,687
Other equipment, vehicles and furniture	20,636	9,719
Construction in progress	11,154	50,505
	455,840	468,921
Accumulated depreciation	(241,098)	(220,173)
	$214,742	$248,748

Depreciation expense was $23,820,000, $22,492,000 and $24,528,000 for the years ended December 31, 2024, 2023 and 2022, respectively. The Company capitalized interest of $2,517,000, $2,454,000 and $720,000 for the years ended December 31, 2024, 2023 and 2022, respectively, related to its capital investment activities. The Company recorded an asset impairment of $19,000,000 for the year ended December 31, 2024. The Company did not record any impairment on its property and equipment for the years ended December 31, 2023 and 2022.

The Company’s property and equipment are substantially pledged as collateral under the Company’s Term Loan.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INTANGIBLE ASSETS.

Intangible assets, including goodwill, consisted of the following (in thousands):

		December 31, 2024			December 31, 2023
	Useful Life (Years)	Gross	Accumulated Amortization/ Impairment	Net Book Value	Gross	Accumulated Amortization/ Impairment	Net Book Value
Non-Amortizing:
Goodwill		$5,970	$(5,970)	$—	$5,970	$(5,970)	$—
Kinergy tradename		2,678	—	2,678	2,678	—	2,678
Amortizing:
Customer relationships	12	6,556	(5,021)	1,535	6,556	(1,074)	5,482
Eagle Alcohol tradename	10	420	(124)	296	420	(82)	338
Total goodwill and intangible assets		$15,624	$(11,115)	$4,509	$15,624	$(7,126)	$8,498

Goodwill – The Company recorded goodwill of $5,970,000 in its Corporate and other segment resulted from the Company’s acquisition of Eagle Alcohol. As part of the Company’s annual goodwill testing, it impaired the full amount of goodwill of $5,970,000 and recognized the amount in asset impairments in the consolidated statements of operations for the year ended December 31, 2023. The Company did not record any goodwill impairment for the years ended December 31, 2024 and 2022.

Kinergy Tradename – The Company recorded tradename of $2,678,000 as part of the Company’s merger with Kinergy in 2006. The Company determined that the tradename has an indefinite life and therefore, rather than being amortized, will be tested annually for impairment. The Company did not record any impairment on its tradename for the years ended December 31, 2024, 2023 and 2022.

Customer Relationships – The Company recorded customer relationships of $6,556,000 from the Company’s acquisition of Eagle Alcohol. As part of the Company’s impairment testing, it impaired this intangible asset by $3,401,000 and recognized the amount in asset impairments in the consolidated statement of operations for the year ended December 31, 2024. The Company did not record any asset impairment on its customer relationships for the years ended December 31, 2023 and 2022.

Eagle Alcohol Tradename – The Company recorded tradename of $420,000 from the Company’s acquisition of Eagle Alcohol. The Company did not record any tradename impairment for the years ended December 31, 2024, 2023 and 2022.

Amortization expense associated with intangible assets totaled $588,000, $588,000 and $567,000 for the years ended December 31, 2024, 2023 and 2022. The weighted-average unamortized life of the customer relationships and tradename is 8.7 years.

The expected amortization expense relating to amortizable intangible assets in each of the five years after December 31, 2024 are (in thousands):

Years Ended December 31,	Amount
2025	$213
2026	213
2027	213
2028	213
2029	213
Thereafter	766
Total	$1,831

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on alcohol sales and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price. In addition, the Company hedges anticipated sales of alcohol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the years ended December 31, 2024, 2023 and 2022, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and alcohols by entering into exchange-traded futures contracts or options for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net gains of $11,045,000, net losses of $8,031,000 and net gains of $19,263,000 as the change in the fair value of these contracts for the years ended December 31, 2024, 2023 and 2022, respectively.

Non-Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of December 31, 2024
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$742
Commodity contracts	Derivative instruments	$3,313	Derivative instruments	$1,177

	As of December 31, 2024
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$15,466
Commodity contracts	Derivative instruments	$2,412	Derivative instruments	$13,849

The above amounts represent the gross balances of the contracts; however, the Company does have a right of offset with each of its derivative brokers, but the Company’s intent is to close out positions individually, therefore the positions are reported at gross.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2024	2023	2022

Commodity contracts	Cost of goods sold	$(2,529)	$1,647	$23,280
		$(2,529)	$1,647	$23,280

		Unrealized Gains (Losses)
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2024	2023	2022

Commodity contracts	Cost of goods sold	$13,574	$(9,678)	$(4,017)
		$13,574	$(9,678)	$(4,017)

8. DEBT.

Long-term borrowings are summarized as follows (in thousands):

	December 31, 2024	December 31, 2023
Kinergy line of credit	$39,677	$30,690
Orion term loan	60,000	60,000
	99,677	90,690
Less unamortized debt discount	(3,089)	(3,893)
Less unamortized debt financing costs	(3,684)	(4,700)
Less current portion	—	—
Long-term debt	$92,904	$82,097

Kinergy Line of Credit – Kinergy has an operating line of credit for an aggregate amount of up to $100,000,000. The line of credit matures on November 7, 2027. The credit facility is based on Kinergy’s eligible accounts receivable and inventory levels, subject to certain concentration reserves. The credit facility is subject to certain other sublimits, including inventory loan limits. Interest accrues under the line of credit at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin ranging between 1.25% and 1.75%. The applicable margin was 1.50%, for a total rate of 6.06%, at December 31, 2024. The credit facility’s monthly unused line fee is an annual rate equal to 0.25% to 0.375% depending on the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to the Company as reimbursement for management and other services provided by the Company to Kinergy are limited under the terms of the credit facility to $1,500,000 per fiscal quarter. The credit facility also includes the accounts receivable of Alto Nutrients as additional collateral. Payments that may be made by Alto Nutrients to the Company as reimbursement for management and other services provided by the Company to Alto Nutrients are limited under the terms of the credit facility to $500,000 per fiscal quarter. Kinergy and Alto Nutrients may also make distributions to the Company of up to 75% of their excess cash flow.

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

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The obligations of Kinergy and Alto Nutrients under the credit facility are secured by first-priority security interests in all of their assets in favor of the lender. Alto Ingredients has guaranteed all of Kinergy’s obligations under the line of credit. As of December 31, 2024, Kinergy had $23.1 million in unused borrowing availability under the credit facility.

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

The Lenders agreed to advance to the Company up to $100,000,000, with up to $25,000,000 more upon the satisfaction of certain additional conditions. The Company also agreed to issue to the Lenders upon its first funding request, an aggregate of 1,282,051 shares of the Company’s common stock, and up to an additional 320,513 shares of the Company’s common stock upon additional funding or fundings.

On November 23, 2022, the Company received its initial funding of $60,000,000 and issued 1,282,051 shares of common stock. As of December 31, 2024, 2023 and 2022, the principal amount outstanding under the Term Loan was $60,000,000. The Company allocated $3,912,000 of the loan proceeds to additional paid-in capital for the common stock issued based on the relative fair values of the debt and equity instruments and recorded a corresponding amount as a debt issuance discount that will be amortized to interest expense over the term of the loan.

As of December 31, 2024, interest accrued on the unpaid principal amount of the Term Loan at a fixed rate of 10% per annum. On January 1, 2025, the annual fixed rate of interest on the Term Loan increased to 10.75% in connection with the Company’s amendment of various terms under the Term Loan. The Term Loan matures on November 7, 2028, or earlier upon acceleration.

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

Maturities of Long-term Debt – The Company’s long-term debt matures as follows (in thousands):

December 31:
2027	$39,677
2028	60,000
$99,677

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. LEASES.

The Company leases equipment and land for certain of its facilities. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the years ended December 31, 2024 and 2023, the Company’s weighted-average discount rate was approximately 7.78%. Operating lease expense is recognized on a straight-line basis over the lease term.

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

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 51 years, which includes options to extend the lease when it is reasonably certain the Company will exercise those options. For the year ended December 31, 2024, the weighted-average remaining lease terms of equipment and land-related leases were 4.14 years and 16.42 years, respectively. For the year ended December 31, 2023, the weighted-average remaining lease terms of equipment and land-related leases were 4.73 years and 15.41 years, respectively. The Company does not have lease arrangements with residual value guarantees, sale-leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

Leases consist of the following (in thousands):

	Classification	December 31,
Assets		2024	2023
Operating	Right of use operating lease assets, net	$20,553	$22,597
Liabilites
Operating - Current	Current portion, operating leases	$4,851	$4,333
Operating - Noncurrent	Operating leases, net of current portion	$16,913	$19,029

The Components of lease costs were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022

Fixed lease cost	$5,989	$5,722	$5,224
Variable lease cost	529	871	124
Net lease cost	$6,518	$6,593	$5,348

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the remaining maturities of the Company’s operating lease liabilities, assuming all land lease extensions are taken, as of December 31, 2024 (in thousands):

Year Ended:	Equipment	Land Related
2025	$5,334	$1,060
2026	4,761	1,037
2027	4,152	1,011
2028	3,368	1,024
2029	1,992	660
2030-76	119	3,881
Less interest	(3,299)	(3,336)
	$16,427	$5,337

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

Information related to the Retirement Plan as of and for the years ended December 31, 2024 and 2023 is presented below (dollars in thousands):

	2024	2023
Changes in plan assets:
Fair value of plan assets, beginning	$18,485	$16,688
Actual gains	1,711	2,376
Benefits paid	(829)	(834)
Company contributions	800	255
Participant contributions	—	—
Fair value of plan assets, ending	$20,167	$18,485
Less: projected accumulated benefit obligation	$17,530	$18,590
Funded status, overfunded (underfunded)	$2,637	$(105)

Amounts recognized in the consolidated balance sheets:
Other assets	$2,637	$—
Other liabilities	$—	$(105)
Accumulated other comprehensive income	$(4,167)	$(2,231)

Assumptions used in computation of benefit obligations:
Discount rate	5.50%	4.90%
Expected long-term return on plan assets	6.50%	6.50%
Rate of compensation increase	—	—

	Years Ended December 31,
	2024	2023	2022
Components of net periodic benefit costs are as follows:
Service cost	$267	$249	$404
Interest cost	887	900	655
Expected return on plan assets	(1,103)	(993)	(1,090)
Net periodic cost (benefit)	$51	$156	$(31)

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not expect to make any contributions in the year ending December 31, 2025. Net periodic benefit for 2025 is estimated to be approximately $0.5 million.

The following table summarizes the expected benefit payments for the Company’s Retirement Plan for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

December 31:
2025	$1,000
2026	1,040
2027	1,080
2028	1,130
2029	1,160
2030-34	6,480
$11,890

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

Information related to the Postretirement Plan as of December 31, 2024 and 2023 is presented below (dollars in thousands):

	2024	2023
Amounts at the end of the year:
Accumulated/projected benefit obligation	$3,783	$4,294
Fair value of plan assets	—	—
Funded status, underfunded	$(3,783)	$(4,294)

Amounts recognized in the consolidated balance sheets:
Accrued liabilities	$(280)	$(320)
Other liabilities	$(3,503)	$(3,974)
Accumulated other comprehensive income	$(808)	$(250)

Discount rate used in computation of benefit obligations	5.30%	4.75%

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2024	2023	2022
Components of net periodic benefit costs are as follows:
Service cost	$19	$14	$26
Interest cost	196	186	105
Amortization of prior service cost	—	(53)	—
Net periodic benefit cost	$215	$147	$131
Amounts recognized in the plan for the year:
Participant contributions	$35	$36	$43
Benefits paid	$204	$201	$215

The Company does not expect to recognize any amortization of net actuarial loss during the year ended December 31, 2025.

The following table summarizes the expected benefit payments for the Company’s Postretirement Plan for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

December 31:
2025	$280
2026	360
2027	390
2028	420
2029	400
2030-2034	1,780
$3,630

For purposes of determining the cost and obligation for pre-Medicare postretirement medical benefits, a 8.50% annual rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) was assumed for the Postretirement Plan in 2026, adjusted to a rate of 4.50% in 2035. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.

11. INCOME TAXES.

The Company recorded a provision for income taxes as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current provision	$173	$97	$1,925
Deferred provision	—	—	—
Total	$173	$97	$1,925

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations is as follows:

	Years Ended December 31,
	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.5	4.6	5.8
Change in valuation allowance	(29.3)	(23.4)	(33.9)
Stock-based compensation	(0.4)	(2.3)	3.1
Non-deductible items	(0.1)	0.8	(1.6)
Other	3.0	(1.0)	0.6
Effective rate	(0.3)%	(0.3)%	(5.0)%

Deferred income taxes are provided using the asset and liability method to reflect temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates and laws. The components of deferred income taxes included in the consolidated balance sheets were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$64,901	$57,870
Capital loss	26,692	26,518
Disallowed interest	5,048	3,457
R&D, Energy and AMT credits	3,742	3,742
Derivatives	—	3,051
Intangibles	2,981	1,201
Pension liability	1,016	1,173
Railcar contracts	1,090	818
Stock-based compensation	803	696
Allowance for credit losses and other assets	1,059	296
Other	4,971	3,340
Total gross deferred tax assets	112,303	102,162
Less: valuation allowance	(110,687)	(93,506)
Total deferred tax assets, net of valuation allowance	1,616	8,656

Deferred tax liabilities:
Property and equipment	(703)	(7,720)
Derivatives	(574)	—
Other	(575)	(1,172)
Total deferred tax liabilities	(1,852)	(8,892)

Net deferred tax liabilities, included in other liabilities	$(236)	$(236)

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A portion of the Company’s net operating loss carryforwards are subject to provisions of the tax law that limit the use of losses incurred by a corporation prior to the date certain ownership changes occur. These limitations also apply to certain depreciation deductions associated with assets on hand at the time of the ownership change and otherwise allowable during the five-year period following the ownership change. As the five-year limitation period lapsed in 2019, these disallowed deductions are reflected in property and equipment in the schedule above but continue to be subject to the annual limitation that applies to the pre-change net operating losses. Due to the limitation on the use of net operating losses and depreciation deductions, a significant portion of these carryforwards will expire regardless of whether the Company generates future taxable income. After reducing these net operating loss carryforwards for the amount which will expire due to this limitation, the Company had remaining federal net operating loss carryforwards of approximately $227,673,000 and state net operating loss carryforwards of approximately $276,424,000 at December 31, 2024. These net operating loss carryforwards expire as follows (in thousands):

Tax Years	Federal	State
2025–2029	$—	$30,603
2030–2034	15,126	76,920
2035–2039	83,771	112,608
2040 and after*	128,776	56,293
Total NOLs	$227,673	$276,424

*	Includes indefinite life federal net operating losses of $128.8 million generated after 2017.

Approximately $155,452,000 is available to utilize against federal taxable income for 2025.

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

A valuation allowance was established in the amount of $110,687,000 and $93,506,000 as of December 31, 2024 and 2023, respectively, based on the Company’s assessment of the future realizability of certain deferred tax assets. The valuation allowance on deferred tax assets is related to future deductible temporary differences and net operating loss carryforwards for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2024, the Company recorded an increase in valuation allowance of $17,181,000. This was primarily related to additional net operating losses accumulated for the year. For the year ended December 31, 2023, the Company recorded an increase in valuation allowance of $5,557,000. This was primarily related to additional net operating losses accumulated for the year. For the year ended December 31, 2022, the Company recorded an increase in valuation allowance of $12,365,000. This was primarily related to additional net operating losses accumulated for the year.

Unrecognized Tax Benefits

A reconciliation of the beginning balance and the ending balance of gross unrecognized tax benefits, before interest and penalties, for the period presented is as follows (in thousands):

	December 31,
	2024	2023
Unrecognized tax benefits at beginning of year	$739	$739
Increases related to current year tax positions	—	—
Decreases related to current year tax positions	—	—
Increases related to prior year tax positions	—	—
Decreases related to prior year tax positions	—	—
Decreases related to expiration of prior year tax positions	—	—
Decreases related to settlements of prior year tax positions	—	—
Unrecognized tax benefits at end of year	$739	$739

The Company recorded unrecognized tax benefits for uncertain tax positions of approximately $739,000 as of December 31, 2024 and 2023, of which $739,000 would impact the effective tax rate, if recognized.

The Company recognizes interest and penalties related to income tax matters as a component of interest expense and other income, net, respectively. As of December 31, 2024, the Company accrued penalties of $74,000 and interest of $134,000 related to uncertain tax positions. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to income tax in the United States federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years
Federal	2021 – 2023
Alabama	2021 – 2023
Arizona	2020 – 2023
Arkansas	2021 – 2023
California	2020 – 2023
Colorado	2020 – 2023
Connecticut	2021 – 2023
Georgia	2021 – 2023
Idaho	2021 – 2023
Illinois	2021 – 2023
Indiana	2021 – 2023
Iowa	2021 – 2023
Kansas	2021 – 2023
Louisiana	2021 – 2023
Michigan	2021 – 2023
Minnesota	2021 – 2023
Mississippi	2021 – 2023
Missouri	2021 – 2023
Nebraska	2021 – 2023
New Mexico	2021 – 2023
Oklahoma	2021 – 2023
Oregon	2021 – 2023
Pennsylvania	2021 – 2023
Rhode Island	2021 – 2023
South Carolina	2021 – 2023
Tennessee	2021 – 2023
Texas	2020 – 2023

However, because the Company had net operating losses and credits carried forward in several of the jurisdictions, including the United States federal and California jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

12. PREFERRED STOCK.

The Company has 6,734,835 undesignated shares of authorized and unissued preferred stock, which may be designated and issued in the future on the authority of the Company’s Board of Directors. As of December 31, 2024, the Company had the following designated classes of preferred stock:

Series A Preferred Stock – The Company has authorized 1,684,375 shares of Series A Cumulative Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), with none outstanding at December 31, 2024 and 2023. Shares of Series A Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

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

Series B Preferred Stock – The Company has authorized 1,580,790 shares of Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), with 926,942 shares outstanding at December 31, 2024 and 2023. Shares of Series B Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

The Series B Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock. Holders of Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in cash in an amount equal to 7.00% per annum of the purchase price per share of the Series B Preferred Stock; however, subject to the provisions of the Letter Agreement described below, such dividends may, at the option of the Company, be paid in additional shares of Series B Preferred Stock based initially on the liquidation value of the Series B Preferred Stock. In addition to the quarterly cumulative dividends, holders of the Series B Preferred Stock are entitled to participate in any common stock dividends declared by the Company to its common stockholders. The holders of Series B Preferred Stock have a liquidation preference over the holders of the Company’s common stock initially equivalent to $19.50 per share of the Series B Preferred Stock plus any accrued and unpaid dividends on the Series B Preferred Stock. A liquidation will be deemed to occur upon the happening of customary events, including the transfer of all or substantially all of the capital stock or assets of the Company or a merger, consolidation, share exchange, reorganization or other transaction or series of related transactions (each, a “transaction”), unless holders of 66 2/3% of the Series B Preferred Stock vote affirmatively in favor of or otherwise consent that such transaction shall not be treated as a liquidation. The Company believes that such liquidation events are within its control and therefore has classified the Series B Preferred Stock in stockholders’ equity.

As of December 31, 2024, the Series B Preferred Stock was convertible into 980,712 shares of the Company’s common stock. The conversion ratio is subject to customary antidilution adjustments. In addition, antidilution adjustments are to occur in the event that the Company issues equity securities, including derivative securities convertible into equity securities (on an as-converted or as-exercised basis), at a price less than the conversion price then in effect. The shares of Series B Preferred Stock are also subject to forced conversion upon the occurrence of a transaction that would result in an internal rate of return to the holders of the Series B Preferred Stock of 25% or more. The forced conversion is to be based upon the conversion ratio as last adjusted. Accrued but unpaid dividends on the Series B Preferred Stock are to be paid in cash upon any conversion of the Series B Preferred Stock.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The holders of Series B Preferred Stock vote together as a single class with the holders of the Company’s common stock on all actions to be taken by the Company’s stockholders. Each share of Series B Preferred Stock entitles the holder to approximately 0.03 votes per share on all matters to be voted on by the stockholders of the Company. Notwithstanding the foregoing, the holders of Series B Preferred Stock are afforded numerous customary protective provisions with respect to certain actions that may only be approved by holders of a majority of the shares of Series B Preferred Stock, including, among other provisions, the right to approve any transaction that does not result in an internal rate of return of at least 25% to the holders of the Series B Preferred Stock.

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

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCK-BASED COMPENSATION.

On June 16, 2016, the Company’s shareholders approved the 2016 Stock Incentive Plan, which authorizes the issuance of incentive stock options and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, direct stock issuances and other stock-based awards to the Company’s officers, directors or key employees or to consultants that do business with the Company initially for up to an aggregate of 1,150,000 shares of common stock. On June 14, 2018, the Company’s shareholders approved an increase to the aggregate number of shares authorized under the 2016 Stock Incentive Plan to 3,650,000 shares. On November 7, 2019, the Company’s shareholders approved an increase to the aggregate number of shares authorized under the 2016 Stock Incentive Plan to 5,650,000 shares. On November 18, 2020, the Company’s shareholders approved an increase to the aggregate number of shares authorized under the 2016 Stock Incentive Plan to 7,400,000 shares. On June 23, 2022, the Company’s shareholders approved an increase to the aggregate number of shares authorized under the 2016 Stock Incentive Plan to 8,900,000 shares. On June 22, 2023, the Company’s shareholders approved an increase to the aggregate number of shares authorized under the 2016 Stock Incentive Plan to 11,400,000 shares. On June 20, 2024, the Company’s shareholders approved an increase to the aggregate number of shares authorized under the 2016 Stock Incentive Plan to 15,200,000 shares.

Restricted Stock – A summary of unvested restricted stock activity is as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	1,169	$5.95
Issued	2,375	$1.87
Vested	(547)	$5.61
Canceled	(56)	$3.14
Unvested at December 31, 2023	2,941	$2.77

Issued	1,530	$1.91
Vested	(1,597)	$3.08
Canceled	(143)	$2.16
Unvested at December 31, 2024	2,731	$2.14

The fair value of the common stock at vesting aggregated $3,142,000, $929,000 and $6,900,000 for the years ended December 31, 2024, 2023 and 2022, respectively. Stock-based compensation expense related to employee and non-employee restricted stock and option grants recognized in the accompanying consolidated statements of operations, was as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Employees	$3,960	$3,345	$2,689
Non-employees	397	551	644
Total stock-based compensation expense	$4,357	$3,896	$3,333

Employee grants typically have a two or three-year vesting schedule, while non-employee grants have a one-year vesting schedule. At December 31, 2024, the total compensation expense related to unvested awards which had not been recognized was $3,678,000 and the associated weighted-average period over which the compensation expense attributable to those unvested awards will be recognized was approximately 0.67 years.

ALTO INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. COMMITMENTS AND CONTINGENCIES.

Commitments – The following is a description of significant commitments at December 31, 2024:

Sales Commitments – At December 31, 2024, the Company had entered into sales contracts with its major customers to sell certain quantities of alcohol and essential ingredients. The Company had open alcohol indexed-price contracts for 74,375,000 gallons as of December 31, 2024 and open fixed-price alcohol sales contracts totaling $166,794,000 as of December 31, 2024. The Company had open fixed-price sales contracts for essential ingredients totaling $5,952,000 and open indexed-price sales contracts of essential ingredients for 47,000 tons as of December 31, 2024. These sales contracts are scheduled for completion over the next twelve months.

Purchase Commitments – At December 31, 2024, the Company had indexed-price purchase contracts to purchase 23,028,000 gallons of alcohol and fixed-price purchase contracts to purchase $220,000 of alcohol from its suppliers. The Company had fixed-price purchase contracts to purchase $34,731,000 of corn from its suppliers as of December 31, 2024. The Company had indexed-price purchase contracts for 2,520,000 MMBTU of natural gas. The Company had future commitments for certain capital projects totaling $9,059,000. The Company also had a future commitment for $7,250,000 for the purchase of Kodiak Carbonic, LLC. See Note 16. These purchase commitments are scheduled to be satisfied through 2025.

Contingencies – The following is a description of significant contingencies at December 31, 2024:

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

Derivative Instruments – The Company’s derivative instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

Long-Lived Assets – Long-lived assets consist of the Company’s estimated fair value associated with its Magic Valley facility. See Note 1 for additional information. The fair value of the long-lived assets are based on present value of estimated future cash flows and are designated as Level 3 inputs.

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2024 (in thousands):

					Benefit Plan
					Percentage
	Fair Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$3,313	$3,313	$—	$—
Long-lived assets – Magic Valley	19,397	—	—	19,397
Defined benefit plan assets(1) (pooled separate accounts):
Large U.S. Equity(2)	6,962	—	6,962	—	34%
Small/Mid U.S. Equity(3)	3,636	—	3,636	—	18%
International Equity(4)	2,762	—	2,762	—	14%
Fixed Income(5)	6,807	—	6,807	—	34%
	$42,877	$3,313	$20,167	$19,397

Liabilities:
Derivative financial instruments	$1,177	$1,177	$—	$—

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

On January 1, 2025, the Company’s wholly-owned subsidiary, Alto Carbonic, LLC, acquired 100% of the equity interests in Kodiak Carbonic, LLC, a beverage-grade liquid CO2 processor for $7.6 million in cash. The transaction also involved an improved, long-term sales contract with a third party for the sale of beverage-grade liquid CO2, which will improve the financial results of the production facility. Alto Carbonic’s facility is co-located at the Columbia ethanol facility. Based on its preliminary assessment, the Company expects to record at fair value $3.9 million in property and equipment and $3.7 million of intangible assets related to the long-term sales contract. The Company does not expect to record any goodwill with the transaction and plans to report the results of Alto Carbonic in the Company’s Western Production segment.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.1	Certificate of Incorporation	10-Q	000-21467	3.1	11/06/2015

3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock	10-Q	000-21467	3.2	11/06/2015

3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock	10-Q	000-21467	3.3	11/06/2015

3.4	Certificate of Amendment to Certificate of Incorporation dated June 3, 2010	10-Q	000-21467	3.4	11/06/2015

3.5	Certificate of Amendment to Certificate of Incorporation effective June 8, 2011	10-Q	000-21467	3.5	11/06/2015

3.6	Certificate of Amendment to Certificate of Incorporation effective May 14, 2013	10-Q	000-21467	3.6	11/06/2015

3.7	Certificate of Amendment to Certificate of Incorporation effective July 1, 2015	10-Q	000-21467	3.7	11/06/2015

3.8	Certificate of Amendment to Certificate of Incorporation effective January 12, 2021	8-K	000-21467	3.1	01/13/2021

3.9	Amended and Restated Bylaws	8-K	000-21467	3.1	03/06/2024

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	000-21467	4.1	03/30/2020

10.1	2016 Stock Incentive Plan, as amended#	S-8	333-280351	4.11	06/20/2024

10.2	Form of Employee Restricted Stock Agreement under 2016 Stock Incentive Plan#	10-K	000-21467	10.5	03/15/2018

10.3	Form of Non-Employee Director Restricted Stock Agreement under 2016 Stock Incentive Plan#	10-K	000-21467	10.6	03/15/2017

10.4	Form of Performance Share Agreement under 2016 Stock Incentive Plan#	10-Q	000-21467	10.3	05/08/2024

10.5	Second Amended and Restated Executive Employment Agreement dated September 17, 2023 between the Registrant and Bryon T. McGregor#	8-K	000-21467	10.1	09/20/2023

10.6	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and James R. Sneed#	10-K	000-21467	10.12	03/15/2017

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.7	Second Amended and Restated Employment Agreement dated April 1, 2024 between the Registrant and Todd E. Benton#	8-K	000-21467	10.1	03/21/2024

10.8	Employment Agreement dated February 1, 2022 between the Registrant and Auste M. Graham#	10-K	000-21467	10.9	03/15/2022

10.9	Second Amended and Restated Employment Agreement dated September 17, 2023 between the Registrant and Robert R. Olander#	8-K	000-21467	10.3	09/20/2023

10.10	Form of Indemnity Agreement between the Registrant and each of its Executive Officers and Directors#	10-K	000-21467	10.46	03/31/2010

10.11	Policy for Recoupment of Incentive Compensation dated March 29, 2018#	10-K	000-21467	10.17	03/18/2019

10.12	Form of Clawback Policy Acknowledgement and Agreement#	10-K	000-21467	10.18	03/18/2019

10.13	Registration Rights Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.4	03/27/2008

10.14	Letter Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.5	03/27/2008

10.15	Letter Agreement dated May 22, 2008 among the Registrant, Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler#	8-K	000-21467	10.3	05/23/2008

10.16	Second Amended and Restated Credit Agreement dated August 2, 2017 among Kinergy Marketing LLC, Pacific Ag. Products, LLC, Wells Fargo Bank, National Association, and the parties thereto from time to time as lenders	8-K	000-21467	10.1	08/08/2017

10.17	Amendment No. 1 to Second Amended and Restated Credit Agreement dated March 27, 2019 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Bank, National Association	10-Q	000-21467	10.7	05/03/2019

10.18	Amendment No. 2 to Second Amended and Restated Credit Agreement dated July 31, 2019 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC, the parties thereto from time to time as lenders and Wells Fargo Bank, National Association	8-K	000-21467	10.1	08/06/2019

10.19	Amendment No. 3 to Second Amended and Restated Credit Agreement dated November 19, 2019 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC, the parties thereto from time to time as lenders and Wells Fargo Bank, National Association	10-K	000-21467	10.61	03/30/2020

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.20	Waiver, Consent and Amendment No. 4 to Second Amended and Restated Credit Agreement dated March 8, 2021 by and among Kinergy Marketing LLC, Alto Nutrients, LLC and Wells Fargo Bank, National Association	10-K	000-21467	10.20	03/15/2022

10.21	Waiver, Consent, and Amendment No. 5 to Second Amended and Restated Credit Agreement dated June 10, 2021 by and among Kinergy Marketing LLC, Alto Nutrients, LLC and Wells Fargo Bank, National Association	10-K	000-21467	10.21	03/15/2022

10.22	Amendment No. 6 to Second Amended and Restated Credit Agreement dated November 7, 2022 by and among Kinergy Marketing LLC, Alto Nutrients, LLC and Wells Fargo Bank, National Association	8-K	000-21467	10.2	11/14/2022

10.23	Second Amended and Restated Guarantee dated August 2, 2017 by the Registrant in favor of Wells Fargo Bank, National Association, for and on behalf of the lenders	8-K	000-21467	10.2	08/08/2017

10.24	Credit Agreement dated November 7, 2022 by and among the Registrant, the subsidiary guarantors signatory thereto, Orion Energy Credit Opportunities Fund III, L.P., Orion Energy Credit Opportunities Fund III GPFA PV, L.P., Orion Energy Credit Opportunities Fund III GPFA, L.P., Orion Energy Credit Opportunities Fund III PV, L.P., and OIC Investment Agent, LLC	8-K	000-21467	10.1	11/14/2022

10.25	First Amendment to Credit Agreement dated November 6, 2023 between the Registrant and OIC Investment Agent, LLC	10-K	000-21467	10.24	03/14/2024

10.26	Second Amendment to Credit Agreement dated November 6, 2024 between the Registrant and OIC Investment Agent, LLC					X

10.27	Consent and Third Amendment to Credit Agreement dated January 1, 2025 between the Registrant and OIC Investment Agent, LLC					X

10.28	Registration Rights Agreement dated November 7, 2022 by and among the Registrant, Orion Energy Credit Opportunities Fund III, L.P., Orion Energy Credit Opportunities Fund III GPFA PV, L.P., Orion Energy Credit Opportunities Fund III GPFA, L.P. and Orion Energy Credit Opportunities Fund III PV, L.P.	8-K	000-21467	10.3	11/14/2022

10.29	CO2 Transportation and Sequestration Agreement dated November 4, 2024 between Alto Pekin, LLC and Vault Dragon CCS Holdings LP	8-K	000-21467	10.1	11/12/2024

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

19.1	Policy Statement on Insider Trading and Other Prohibited Trading Activities					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Alto Ingredients, Inc. Dodd-Frank Clawback Policy	10-K	000-21467	97.1	03/14/2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of March, 2025.

ALTO INGREDIENTS, INC.

/s/ BRYON T. MCGREGOR
Bryon T. McGregor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS L. KIETA	Chairman of the Board and Director	March 13, 2025
Douglas L. Kieta

/s/ BRYON T. MCGREGOR	President, Chief Executive Officer	March 13, 2025
Bryon T. McGregor	(Principal Executive Officer) and Director

/s/ ROBERT R. OLANDER	Chief Financial Officer	March 13, 2025
Robert R. Olander	(Principal Financial and Accounting Officer)

/s/ MICHAEL D. KANDRIS	Director	March 13, 2025
Michael D. Kandris

/s/ GILBERT E. NATHAN	Director	March 13, 2025
Gilbert E. Nathan

/s/ DIANNE S. NURY	Director	March 13, 2025
Dianne S. Nury

/s/ MARIA G. GRAY	Director	March 13, 2025
Maria G. Gray