Form 10-Q
period 2025-03-31
Alto Ingredients, Inc.
filed 2025-05-09
CIK 778164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

  (833)710-2586

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

As of May 8, 2025, there were 77,210,171 shares of Alto Ingredients, Inc. common stock, $0.001 par value per share, and 896 shares of Alto Ingredients, Inc. non-voting common stock, $0.001 par value per share, outstanding.

-i-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2025	2024
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$26,778	$35,469
Restricted cash	393	742
Accounts receivable (net of allowance for credit losses of $38 and $23, respectively)	65,461	58,217
Inventories	50,609	49,914
Derivative instruments	4,071	3,313
Other current assets	6,149	5,463
Total current assets	153,461	153,118
Property and equipment, net	212,624	214,742
Other Assets:
Right of use operating lease assets, net	19,416	20,553
Intangible assets, net	8,142	4,509
Other assets	8,566	8,516
Total other assets	36,124	33,578
Total Assets	$402,209	$401,438

*	Amounts derived from the audited financial statements for the year ended December 31, 2024.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	March 31,	December 31,
	2025	2024
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,029	$20,369
Accrued liabilities	23,819	24,214
Current portion – operating leases	4,968	4,851
Derivative instruments	301	1,177
Other current liabilities	6,999	7,193
Total current liabilities	53,116	57,804

Long-term debt	110,664	92,904
Operating leases, net of current portion	15,641	16,913
Other liabilities	8,868	8,754
Total Liabilities	188,289	176,375
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of March 31, 2025 and December 31, 2024; liquidation preference of $18,075 as of March 31, 2025	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 76,497 and 76,565 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	77	77
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,045,024	1,044,176
Accumulated other comprehensive income	4,975	4,975
Accumulated deficit	(836,157)	(824,166)
Total Stockholders’ Equity	213,920	225,063
Total Liabilities and Stockholders’ Equity	$402,209	$401,438

*	Amounts derived from the audited financial statements for the year ended December 31, 2024.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Net sales	$226,540	$240,629
Cost of goods sold	228,347	243,029
Gross loss	(1,807)	(2,400)
Selling, general and administrative expenses	(7,190)	(7,932)
Loss from operations	(8,997)	(10,332)
Interest expense, net	(2,729)	(1,634)
Other income, net	47	241
Loss before provision for income taxes	(11,679)	(11,725)
Provision for income taxes	—	—
Net loss	$(11,679)	$(11,725)
Preferred stock dividends	$(312)	$(315)
Net loss attributable to common stockholders	$(11,991)	$(12,040)
Net loss per share, basic and diluted	$(0.16)	$(0.17)
Weighted-average shares outstanding, basic and diluted	73,836	72,766

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net loss	$(11,679)	$(11,725)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of intangibles	6,266	5,728
Gains on derivative instruments	(1,773)	(3,338)
Non-cash compensation	848	1,142
Inventory valuation	1,170	597
Amortization of deferred financing fees	250	252
Amortization of debt discount	197	200
Credit loss (recovery)	15	(27)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(7,040)	675
Inventories	(1,711)	9,405
Other assets	417	2,106
Operating leases	(1,575)	(1,415)
Accounts payable and accrued liabilities	(3,616)	(2,171)
Net cash (used in) provided by operating activities	(18,231)	1,429
Investing Activities:
Additions to property and equipment	(532)	(4,643)
Purchase of Kodiak Carbonic, net of cash acquired	(7,278)	—
Deferred purchase price payments for Eagle Alcohol	—	(1,400)
Net cash used in investing activities	(7,810)	(6,043)
Financing Activities:
Net proceeds from Kinergy’s line of credit	17,313	1,521
Preferred stock dividends paid	(312)	(315)
Net cash provided by financing activities	17,001	1,206
Net decrease in cash, cash equivalents and restricted cash	(9,040)	(3,408)
Cash, cash equivalents and restricted cash at beginning of period	36,211	45,480
Cash, cash equivalents and restricted cash at end of period	$27,171	$42,072

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$26,778	$29,310
Restricted cash	393	12,762
Total cash, cash equivalents and restricted cash	$27,171	$42,072
Supplemental Information:
Interest paid	$2,230	$2,042
Interest expense capitalized	$—	$886

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances, January 1,2025	927	$1	76,565	$77	$1,044,176	$(824,166)	$4,975	$225,063
Stock-based compensation	—	—	—	—	848	—	—	848
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(68)	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	—	(11,679)	—	(11,679)
Balances, March 31, 2025	927	$1	76,497	$77	$1,045,024	$(836,157)	$4,975	$213,920
Balances, January 1, 2024	927	$1	75,703	$76	$1,040,912	$(763,913)	$2,481	$279,557
Stock-based compensation	—	—	—	—	1,142	—	—	1,142
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	1,315	1	(1)	—	—	—
Preferred stock dividends	—	—	—	—	—	(315)	—	(315)
Net loss	—	—	—	—	—	(11,725)	—	(11,725)
Balances, March 31, 2024	927	$1	77,018	$77	$1,042,053	$(775,953)	$2,481	$268,659

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

As discussed in Note 2, on January 1, 2025, the Company’s wholly-owned subsidiary, Alto Carbonic, LLC (“Alto Carbonic”), acquired Kodiak Carbonic, LLC, a beverage-grade liquid CO2 processor, for $7.6 million. Alto Carbonic’s facility is co-located at the Company’s Columbia ethanol plant. The Company began reporting the results of Alto Carbonic in the Company’s Western Production segment on January 1, 2025.

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

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounts Receivable and Allowance for Credit Losses – Trade accounts receivable is presented at original invoice amount, net of the allowance for credit losses. The Company sells specialty alcohols to large consumer product companies, sells fuel-grade ethanol to gasoline refining and distribution companies, sells essential ingredients such as dried yeast for human and pet food and to animal feed customers, including distillers grains to export markets, sells those same and other feed co-products to dairy operators and animal feedlots and sells corn oil to poultry, renewable diesel and biodiesel customers, in each case generally without requiring collateral.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. The Company regularly reviews accounts receivable and based on assessments of current customer creditworthiness, estimates the portion, if any, of the customer balance that will not be collected.

Of the accounts receivable balance, approximately $52,108,000 and $44,750,000 at March 31, 2025 and December 31, 2024, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for credit losses was $38,000 and $23,000 as of March 31, 2025 and December 31, 2024, respectively. The Company recorded bad debt expense of $15,000 and bad debt recoveries $27,000 for the three months ended March 31, 2025 and 2024, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

2.	ACQUISITION OF KODIAK CARBONIC.

On January 1, 2025, Alto Carbonic purchased 100% of the equity interests in Kodiak Carbonic, LLC, a beverage-grade liquid CO2 processor, for $7.6 million in cash. Alto Carbonic’s facility is co-located at the Company’s Columbia ethanol plant. The acquisition will provide the Company further vertical integration and access to new markets in the liquid CO2 market out of its Columbia plant.

Kodiak Carbonic’s unaudited net sales for the three months ended March 31, 2025 and 2024 were $2.1 million and $1.3 million and its unaudited net income was $1.5 million and $0.4 million, respectively. The following table presents the Company’s unaudited pro forma combined financial information assuming the acquisition occurred on January 1, 2024 (dollars in thousands except per share amounts):

	Three Months Ended March 31,
	2025	2024

Revenues – pro forma	$226,540	$241,954
Net loss attributable to common stockholders – pro forma	$(11,991)	$(11,560)
Basic and diluted net loss per share – pro forma	$(0.16)	$(0.16)

The following preliminary allocation of the estimated purchase price assumes, with the exception of property and equipment and intangibles, that carrying values approximate fair value. Estimates of uncollectible accounts receivable are not considered material due to the short-term nature and customer collection history. The preliminary estimate of working capital, property and equipment and intangibles are under review by management and are subject to change. Based upon these assumptions, the preliminary purchase price allocation is as follows (in thousands):

Cash and equivalents	$290
Accounts receivable	219
Inventories	154
Other assets	16
Total current assets	679

Property and equipment	3,564
Total tangible assets	$4,243

Current liabilities	$360
Total liabilities	$360

Net tangible assets acquired	$3,883
Customer relationships	3,685
Total Purchase Price	$7,568

For the identifiable intangible assets, the Company has estimated 9 years for useful lives for customer relationships. For the three months ended March 31, 2025, the Company recorded amortization of these intangibles of $102,000. Any changes to the initial estimates of the fair value of the acquired assets and assumed liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill if net assets acquired are less than the purchase price. The Company did not incur any material acquisition costs.

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

The Company reports financial and operating performance in three reportable segments (1) Pekin production, which includes the entire campus in Pekin, Illinois (“Pekin Campus”), (2) marketing and distribution, which includes marketing and merchant trading for Company-produced specialty alcohols, fuel-grade ethanol and essential ingredients, and sales of fuel-grade ethanol sourced from third parties, and (3) Western production, which includes the Company’s two western production facilities and, beginning for the three months ended March 31, 2025, its liquid CO2 plant on an aggregated basis (“Western production”).

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended March 31,
Net Sales	2025	2024
Pekin Campus production, recorded as gross:
Alcohol sales	$107,234	$108,350
Essential ingredient sales	44,618	46,709
Intersegment sales	297	321
Total Pekin Campus sales	152,149	155,380
Marketing and distribution:
Alcohol sales, gross	$48,997	$54,431
Alcohol sales, net	61	34
Intersegment sales	2,506	2,752
Total marketing and distribution sales	51,564	57,217
Western production, recorded as gross:
Alcohol sales	$16,194	$20,231
Essential ingredient sales	7,808	7,826
Intersegment sales	264	—
Total Western production sales	24,266	28,057

Corporate and other	1,628	3,048
Intersegment eliminations	(3,067)	(3,073)
Net sales as reported	$226,540	$240,629

Cost of goods sold:
Pekin Campus production	$155,222	$151,112
Marketing and distribution	47,650	53,685
Western production	25,524	36,517
Corporate and other	1,681	2,794
Intersegment eliminations	(1,730)	(1,079)
Cost of goods sold as reported	$228,347	$243,029

Gross profit (loss):
Pekin Campus production	$(3,073)	$4,268
Marketing and distribution	3,914	3,532
Western production	(1,258)	(8,460)
Corporate and other	(53)	254
Intersegment eliminations	(1,337)	(1,994)
Gross loss as reported	$(1,807)	$(2,400)

Gain (loss) before provision for income taxes:
Pekin Campus production	$(7,364)	$108
Marketing and distribution	1,563	1,305
Western production	(3,905)	(10,976)
Corporate and other	(1,973)	(2,162)
	$(11,679)	$(11,725)
Depreciation and amortization expense:
Pekin Campus production	$5,456	$5,035
Western production	640	465
Corporate and other	170	228
	$6,266	$5,728
Interest expense, net of capitalized interest:
Pekin Campus production	$610	$261
Marketing and distribution	83	96
Western production	1,359	630
Corporate and other	677	647
	$2,729	$1,634

The following table sets forth the Company’s total assets by operating segment (in thousands):

	March 31, 2025	December 31, 2024
Total assets:
Pekin Campus production	$216,152	$223,934
Marketing and distribution	118,130	102,895
Western production	46,470	44,992
Corporate and other	21,457	29,617
	$402,209	$401,438

4.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, essential ingredients and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a valuation allowance of $1,170,000 and $2,050,000 as of March 31, 2025 and December 31, 2024, respectively. Inventory balances consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Finished goods	$28,526	$31,120
Work in progress	3,788	4,203
Raw materials	12,451	8,989
Other	5,844	5,602
Total	$50,609	$49,914

5.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on alcohol sales and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price. In addition, the Company hedges anticipated sales of alcohol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three months ended March 31, 2025 and 2024, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and alcohols by entering into exchange-traded futures contracts or options for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net gains of $1,773,000 and $3,338,000 as the change in the fair value of these contracts for the three months ended March 31, 2025 and 2024, respectively.

Non – Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of March 31, 2025
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$393
Commodity contracts	Derivative instruments	$4,071	Derivative instruments	$301

	As of December 31, 2024
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$742
Commodity contracts	Derivative instruments	$3,313	Derivative instruments	$1,177

The above amounts represent the gross balances of the contracts; however, the Company does have a right of offset with each of its derivative brokers, but the Company’s intent is to close out positions individually, therefore the positions are reported at gross.

The classification and amounts of the Company’s realized gains for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains
		For the Three Months Ended March 31,
Type of Instrument	Statements of Operations Location	2025	2024

Commodity contracts	Cost of goods sold	$139	$148
		$139	$148

		Unrealized Gains
		For the Three Months Ended March 31,
Type of Instrument	Statements of Operations Location	2025	2024

Commodity contracts	Cost of goods sold	$1,634	$3,190
		$1,634	$3,190

6.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Kinergy line of credit	$56,990	$39,677
Orion term loan	60,000	60,000
	116,990	99,677
Less unamortized debt discount	(2,892)	(3,089)
Less unamortized debt financing costs	(3,434)	(3,684)
Less current portion	—	—
Long-term debt	$110,664	$92,904

Excess Availability – As of March 31, 2025, Kinergy had $11.7 million in unused borrowing availability under its line of credit and the Company had $65.0 million that may be available for capital improvement projects under its Orion term loan, subject to certain conditions.

7.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At March 31, 2025, the Company had entered into sales contracts with its major customers to sell certain quantities of alcohol and essential ingredients. The Company had open indexed-price alcohol sales contracts for 92,716,000 gallons as of March 31, 2025 and open fixed-price alcohol sales contracts totaling $170,436,000 as of March 31, 2025. The Company had open fixed-price sales contracts for essential ingredients totaling $9,085,000 and open indexed-price sales contracts of essential ingredients for 19,000 tons as of March 31, 2025. These sales contracts are scheduled to be completed throughout 2025.

Purchase Commitments – At March 31, 2025, the Company had indexed-price purchase contracts to purchase 11,766,000 gallons of alcohol and fixed-price purchase contracts to purchase $278,000 of alcohol from its suppliers. The Company had fixed-price purchase contracts to purchase $46,233,000 of corn from its suppliers as of March 31, 2025. The Company had indexed-price contracts to purchase 6,743,000 MMBTU of natural gas as of March 31, 2025. The Company also had future commitments for certain capital projects totaling $10,790,000. These purchase commitments are scheduled to be satisfied throughout 2025.

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

The Company uses a December 31 measurement date for its Retirement Plan. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations. As of December 31, 2024, the Retirement Plan’s accumulated projected benefit obligation was $17.5 million, with a fair value of plan assets of $20.1 million. The overfunded amount of $2.6 million is recorded on the Company’s consolidated balance sheet in other assets. For the three months ended March 31, 2025, the Retirement Plan’s net periodic benefit was $22,000, comprised of $313,000 in expected return on plan assets, partially offset by $234,000 in interest cost and $57,000 in service cost. For the three months ended March 31, 2024, the Retirement Plan’s net periodic expense was $13,000, comprised of $222,000 in interest cost and $67,000 in service cost, partially offset by $276,000 of expected return on plan assets.

The Postretirement Plan provides postretirement medical benefits and life insurance to certain “grandfathered” unionized employees at the Company’s Pekin, Illinois facility. Employees hired after December 31, 2000 are not eligible to participate in the Postretirement Plan. The Postretirement Plan is contributory, with contributions required at the same rate as active employees. Benefit eligibility under the plan reduces at age 65 from a defined benefit to a defined dollar cap based upon years of service. As of December 31, 2024, the Postretirement Plan’s accumulated projected benefit obligation was $3.8 million and is recorded on the Company’s consolidated balance sheet in other liabilities. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations. For the three months ended March 31, 2025, the Postretirement Plan’s net periodic expense was $25,000, comprised of $48,000 of interest cost and $4,000 of service cost, partially offset by $27,000 in amortization of net gains. For the three months ended March 31, 2024, the Postretirement Plan’s net periodic expense was $54,000, comprised of $49,000 of interest cost and $5,000 of service cost.

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

The following table summarizes recurring and nonrecurring fair value measurements by level at March 31, 2025 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3

Assets:
Derivative financial instruments	$4,071	$4,071	$—	$—
Liabilities:
Derivative financial instruments	$301	$301	$—	$—

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2024 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$3,313	$3,313	$—	$—
Long-lived assets – Magic Valley	19,397	—	—	19,397
Defined benefit plan assets(1) (pooled separate accounts):
Large U.S. Equity(2)	6,962	—	6,962	—	34%
Small/Mid U.S. Equity(3)	3,636	—	3,636	—	18%
International Equity(4)	2,762	—	2,762	—	14%
Fixed Income(5)	6,807	—	6,807	—	34%
	$42,877	$3,313	$20,167	$19,397

Liabilities:
Derivative financial instruments	$1,177	$1,177	$—	$—

(1)	Included in other assets in the consolidated balance sheets.
(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

10.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31, 2025
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(11,679)
Less: Preferred stock dividends	(312)
Basic and diluted loss per share:
Net loss attributable to common stockholders	$(11,991)	73,836	$(0.16)

	Three Months Ended March 31, 2024
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(11,725)
Less: Preferred stock dividends	(315)
Basic and diluted loss per share:
Net loss attributable to common stockholders	$(12,040)	72,766	$(0.17)

There were additional aggregate potentially dilutive weighted-average shares of 981,000 from convertible securities outstanding for the three months ended March 31, 2025 and 2024. These securities were not considered in calculating diluted net loss per share for the three months ended March 31, 2025 and 2024, as their effect would have been anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including:

●	fluctuations in the market prices of alcohols and essential ingredients;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	our ability to fund, and the costs, timing and effects of, our plant improvement initiatives and other capital projects, including our carbon capture and storage, or CCS, initiative;

●	regulatory developments relating to our initiatives and projects or to our business, including our CCS initiative;

●	the projected growth or contraction in the alcohol and essential ingredients markets in which we operate;

●	our strategies for expanding, maintaining or contracting our presence in these markets;

●	anticipated trends in our financial condition and results of operations; and

●	our ability to distinguish ourselves from our current and future competitors.

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

Current Initiatives and Outlook

Our first quarter results for 2025 improved compared to the same period in 2024, as reflected in part by better gross margin and Adjusted EBITDA. Adjusted EBITDA improved to negative $4.4 million for the first quarter from negative $7.1 million for the same period in 2024. Adjusted EBITDA is defined and reconciled against consolidated net loss below. These results include a savings of $4.8 million due to the cold-idling of our Magic Valley plant at the end of the fourth quarter. These results also reflect our operational uptime and our carbon optimization initiative, which was driven by our acquisition on January 1, 2025 of a beverage-grade liquid CO2 processing plant adjacent to our Columbia facility. The combined ownership of our Columbia assets contributed $2.9 million of improvement to our Adjusted EBITDA for the first quarter and has enabled synergies, allowing for reduced management and staffing costs while enhancing operational coordination and overall productivity across the combined site. We continue to optimize these assets, which should facilitate additional benefits, such as longer-term feed sales commitments and expanded premium liquid CO2 sales. As anticipated, this acquisition improved our Columbia facility’s economics and increased its asset valuation.

During the first quarter, we continued our efforts to rationalize our business and right size our staffing to better align with our current operational footprint. During the fourth quarter and into the first quarter, we reduced headcount by a total of 16%. As a result, we expect to save approximately $8 million annually, with the financial benefit starting in the second quarter. We have completed our planned reorganization but will continue to evaluate opportunities to reduce expenses. We are prioritizing quick-return projects, including water and energy optimization, that would reduce utility costs and lower our carbon footprint.

Our Pekin Campus’s results for the first quarter illustrate our ability to quickly shift production to capitalize on favorable market trends. For example, to diversify our revenue streams, we earned International Sustainability and Carbon Certification, or ISCC, in the third quarter and in the fourth quarter began exporting qualified renewable fuel to European markets. This certification has enabled us to access higher margin sales compared to domestic markets. During the first quarter, we experienced solid demand for ISCC certified renewable fuel priced at a premium to domestic fuel-grade ethanol. In the first quarter, we also grew ISCC sales as a percentage of our total renewable fuel volume sold from our Pekin Campus. As a result, ISCC sales partially offset some domestic market challenges.

Premiums on domestic high quality alcohol for the first quarter were generally lower than in the same period in 2024 due to increased competition in the marketplace. In addition, prices for essential ingredients declined as a result of higher industry supply from increased soy crush to support renewable diesel fuel demand.

In late March and early April, we completed our scheduled seasonal outages at our Pekin Campus facilities. The repairs and maintenance successfully achieved our goal of sustaining the improved plant utilization rates set last year following our biennial outage in the second quarter of 2024. Unfortunately, in early April, during a period of rapidly rising river levels, our Pekin Campus loadout dock was damaged, negatively impacting production, logistics and overall Pekin Campus economics. In response, we implemented temporary solutions and we are now back to full operation. We are assessing our long-term remediation options and we are also working with our insurance carrier to mitigate the financial impact of the damage and the interruption to our business.

Thus far in 2025, we have experienced typical seasonal market patterns with spreads between corn and ethanol prices comparable year over year. These crush margins improved sequentially each month during the first quarter and have further improved in April as a result of lower production rates associated with industry-wide scheduled springtime plant outages. Despite these improvements, margin expansion remains largely restrained due to high industry inventory levels with production outpacing demand. Absent a meaningful reduction in ethanol supply or a relative increase in demand, substantial crush spread improvements may be constrained. Although we remain optimistic that margins will continue to improve with higher demand during the summer driving season, we have concerns over tariffs and restrictions on Chinese vessels, introducing greater uncertainty around the export market. While these factors are largely beyond our control, we will continue our efforts to minimize their impact on our business. Nevertheless, as noted above, we have experienced solid exports in the first quarter from our ISCC sales into European markets.

The Environmental Protection Agency, or EPA, issued a recent E15 fuel waiver allowing higher blending rates for an extended period through May 20th. Although this is a temporary waiver, we expect the EPA to issue new waivers to permit E15 blending through summer. We are also optimistic that pending national legislation will pass later this year resulting in long-sought after permanent year-round E15 adoption nationwide. In addition, there is growing support for E15 adoption in California. The California Assembly recently passed a bill aimed at accelerating the approval process for E15 fuel blends. Moreover, California’s Governor Newsom has directed the California Air Resources Board to expedite its review, citing potential benefits such as lower gas prices and reduced emissions. According to the latest Energy Information Administration reports, California’s 13.4 billion gallons of annual fuel consumption represents 11.6% of national volume. A five-percentage point increase in ethanol blending from 10% to 15% in California alone could result in an additional 670 million gallons sold annually. Further, national adoption of year-round E15 blending could boost ethanol demand by an estimated 5 to 7 billion gallons. Since the U.S. has approximately 18 billion gallons of ethanol production capacity and domestic demand is approximately 14.4 billion gallons, the national adoption of year-round E15 blending combined with strong exports would utilize, over time, much of the excess production capacity and produce greater margin stability. Beyond supply and demand considerations, we also believe that year-round E15 adoption would have positive economic and environmental impacts, such as reducing greenhouse gas emissions, supporting farmers and lowering fuel costs for consumers.

Senate Bill 1723 in Illinois is under consideration to prevent CO2 sequestration activity that overlies, underlies or passes through a sole-source aquifer. This would include the Mahomet Aquifer, which underlies multiple counties across Illinois including an area currently contemplated for storage in our Class VI permit application for our CCS initiative. Together with our CCS partner, Vault 44.01, and other potentially affected parties, we are working with elected officials to address concerns to minimize or eliminate the potential legal impact of this legislation on our CCS initiative. We are also developing alternatives to ensure that we optimize the value of our CO2 production despite the outcome of this legislation, including the potential relocation of our proposed CO2 storage location. In addition, we are working with leaders in Illinois on Senate Bill 41, named the Clean Transportation Standard Act, to develop clean ground transportation standards to reduce the lifecycle carbon intensity of fuels that are similar to the standards adopted on the West Coast.

We continue to execute our long-term plan to diversify revenue and mitigate the volatility of commodities. We have leveraged our plant flexibility and our efforts are working. New initiatives in beverage-grade CO2 and ISCC qualified renewable fuel have been economically beneficial. Additionally, our efficiency measures have reduced our expense run rate going forward. Although the regulatory environment remains dynamic, there are encouraging developments, including the increasing state and potential national adoption of year-round E15 blending. Also, as noted above, the Illinois Clean Transportation Standard Act presents exciting possibilities that could further support industry growth and innovation. Our team will continue to proactively evaluate alternatives for new revenue streams and value, leverage our flexible and unique plant assets, and work to drive long-term shareholder value on a sustainable, consistent basis.

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

Reconciliation of Adjusted EBITDA to Consolidated Net Loss

	Three Months Ended March 31,
(in thousands) (unaudited)	2025	2024
Consolidated net loss	$(11,679)	$(11,725)
Adjustments:
Interest expense, net	2,729	1,634
Interest income	(84)	(175)
Unrealized derivative gains	(1,634)	(3,190)
Acquisition-related expense	—	675
Depreciation and amortization expense	6,266	5,728
Total adjustments	7,277	4,672
Adjusted EBITDA	$(4,402)	$(7,053)

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses for each period. We believe that of our significant accounting policies, the following critical accounting policies and estimates are those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain: accounting for business combinations; revenue recognition; impairment of long-lived assets; valuation allowance for deferred taxes and derivative instruments. Except as noted below, these significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Certain performance metrics that we believe are important indicators of our results of operations:

	Three Months Ended March 31,
(unaudited)	2025	2024

Alcohol Sales (gallons in millions)
Pekin Campus renewable fuel gallons sold	32.6	31.8
Western production renewable fuel gallons sold	8.3	11.2
Third party renewable fuel gallons sold	24.4	29.7
Total renewable fuel gallons sold	65.3	72.7
Specialty alcohol gallons sold	24.3	26.3
Total gallons sold	89.6	99.0

Sales Price per Gallon
Pekin Campus	$1.90	$1.90
Western production	$1.95	$1.80
Marketing and distribution	$2.01	$1.83
Average sales price per gallon	$1.93	$1.86

Alcohol Production (gallons in millions)
Pekin Campus	54.3	53.6
Western production	8.3	9.7
Total	62.6	63.3

Corn Cost per Bushel
Pekin Campus	$4.65	$4.73
Western production	$5.95	$5.89
Average corn cost per bushel	$4.81	$4.92

Average Market Metrics
PLATTS Ethanol price per gallon	$1.71	$1.56
CME Corn cost per bushel	$4.72	$4.35
Board corn crush per gallons (1)	$0.02	$0.01

Essential Ingredients Sold (thousand tons)
Pekin Campus:
Distillers grains	90.7	87.7
CO2	45.3	39.1
Corn wet feed	34.5	25.6
Corn dry feed	23.8	18.9
Corn oil and germ	19.6	17.8
Syrup and other	8.2	9.5
Corn meal	9.4	8.3
Yeast	6.4	5.7
Total Pekin Campus essential ingredients sold	237.9	212.6

Western production:
Distillers grains	58.1	71.8
CO2	12.6	13.3
Syrup and other	0.8	14.2
Corn oil	1.4	1.5
Total Western production essential ingredients sold	72.9	100.8

Total Essential Ingredients Sold	310.8	313.4

Essential ingredients return % (2)
Pekin Campus return	48.0%	52.1%
Western production return	49.0%	39.3%
Consolidated total return	48.2%	49.8%

(1)	Assumes corn conversion of 2.80 gallons of alcohol per bushel of corn.
(2)	Essential ingredients revenues as a percentage of total corn costs consumed.

Net Sales, Cost of Goods Sold and Gross Loss

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2025	2024	Dollars	Percent

Net sales	$226,540	$240,629	$(14,089)	(5.9)%
Cost of goods sold	228,347	243,029	(14,682)	(6.0)%
Gross loss	$(1,807)	$(2,400)	$(593)	(24.7)%
Percentage of net sales	(0.8)%	(1.0)%

Net Sales

The decrease in our consolidated net sales for the three months ended March 31, 2025 as compared to the same period in 2024 is attributable to fewer total gallons sold as well as lower volumes and lower average sales prices of essential ingredients due to a lower commodity price environment, partially offset by an increase in our average sales prices per gallon for both specialty alcohols and renewable fuel.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment declined by $1.2 million, or 1%, to $107.2 million for the three months ended March 31, 2025 as compared to $108.4 million for the same period in 2024. Our total volume of production gallons sold decreased by 0.7 million gallons, or 1%, to 56.5 million gallons for the three months ended March 31, 2025 as compared to 57.2 million gallons for the same period in 2024. The segment’s average sales price per gallon remained flat for the three months ended March 31, 2025 as compared to the same period in 2024. With the segment’s average sales price per gallon of $1.90 for the three months ended March 31, 2025, we generated $1.2 million less in net sales from the 0.7 million fewer gallons of alcohol sold in the three months ended March 31, 2025 as compared to the same period in 2024.

Net sales of essential ingredients from our Pekin Campus production segment declined by $2.1 million, or 4%, to $44.6 million for the three months ended March 31, 2025 as compared to $46.7 million for the same period in 2024. Our total volume of essential ingredients sold increased by 25,300 tons, or 12%, to 237,900 tons for the three months ended March 31, 2025 from 212,600 tons for the same period in 2024. The decrease of $32.15, or 15%, in the segment’s average sales price per ton for the three months ended March 31, 2025 as compared to the same period in 2024 reduced our net sales from the segment by $6.8 million. With the segment’s average sales price per ton of $187.55 for the three months ended March 31, 2025, we generated $4.7 million more in net sales from the 25,300 additional tons of essential ingredients sold in the three months ended March 31, 2025 as compared to the same period in 2024.

Marketing and Distribution Segment

Net sales of alcohol from our marketing and distribution segment, excluding intersegment sales, declined by $5.4 million, or 10%, to $49.1 million for the three months ended March 31, 2025 as compared to $54.5 million for the same period in 2024.

Our volume of third-party alcohol sold reported gross by the segment declined by 5.3 million gallons, or 18%, to 24.4 million gallons for the three months ended March 31, 2025 as compared to 29.7 million gallons for the same period in 2024. With the segment’s average sales price per gallon of $2.01 for the three months ended March 31, 2025, we generated $10.6 million less in net sales from the 5.3 million fewer gallons of third-party alcohol sold gross in the three months ended March 31, 2025 as compared to the same period in 2024.

The $0.18 per gallon, or 10%, increase in the segment’s average sales price per gallon for the three months ended March 31, 2025 as compared to the same period in 2024 resulted in a $5.2 million increase in our net sales from third-party fuel-grade ethanol sold by the segment.

Western Production Segment

Net sales of alcohol from our Western production segment declined by $4.0 million, or 20%, to $16.2 million for the three months ended March 31, 2025 as compared to $20.2 million for the same period in 2024. Our total volume of alcohol sold decreased by 2.9 million gallons, or 26%, to 8.3 million gallons for the three months ended March 31, 2025 as compared to 11.2 million gallons for the same period in 2024. With the segment’s average sales price per gallon of $1.95 for the three months ended March 31, 2025, we generated $5.6 million less in net sales from the 2.9 million fewer gallons of alcohol sold in the three months ended March 31, 2025 as compared to the same period in 2024. However, the increase of $0.15, or 8%, in the segment’s average sales price per gallon for the three months ended March 31, 2025 as compared to the same period in 2024 increased our net sales from the segment by $1.6 million.

Net sales of essential ingredients from our Western production segment remained flat at $7.8 million for the three months ended March 31, 2025 and 2024. Our total volume of essential ingredients sold decreased by 27,900 tons, or 28%, to 72,900 tons for the three months ended March 31, 2025 from 100,800 tons for the same period in 2024. With the segment’s average sales price per ton of $107.11 for the three months ended March 31, 2025, we generated $2.9 million less in net sales from the 27,900 fewer tons of essential ingredients sold in the three months ended March 31, 2025 as compared to the same period in 2024. However, the increase of $29.47, or 38%, in our average sales price per ton for the three months ended March 31, 2025 as compared to the same period in 2024 improved our net sales of essential ingredients from the segment by $2.9 million.

Corporate and other

Net sales of alcohol from corporate and other declined by $1.4 million, or 47%, to $1.6 million for the three months ended March 31, 2025 as compared to $3.0 million for the same period in 2024. These sales are from Eagle Alcohol’s business.

Cost of Goods Sold and Gross Loss

Our consolidated gross loss improved to a gross loss of $1.8 million for the three months ended March 31, 2025 from a gross loss of $2.4 million for the same period in 2024, representing a gross margin of negative 0.8% and 1.0% for the three months ended March 31, 2025 and 2024, respectively. Our gross loss and gross margin improved due to multiple factors, including the cold-idling of our Magic Valley facility, which reduced cost of goods sold by $10.0 million including cost savings of $4.8 million, over $1.0 million in lower repairs and maintenance expenses, premium liquid CO2 sales from our newly acquired Alto Carbonic processing facility and other synergistic benefits totaling $2.9 million at our Columbia facility, and a $1.4 million benefit from ISCC certified renewable fuel exports priced at a premium to domestic fuel-grade ethanol, all of which were partially offset by $4.6 million in lower premiums for high quality alcohol, $3.8 million associated with lower returns on our essential ingredients, predominately from our Pekin Campus, and $1.6 million less in unrealized gains on derivatives compared to the prior year’s quarter. For the first quarter, we recorded $7.0 million in repairs and maintenance expense, in line with our full-year 2025 estimate of $32 million.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit, net of intercompany activity, declined by $7.3 million to a gross loss of $2.2 million for the three months ended March 31, 2025 as compared to a gross profit of $5.1 million for the same period in 2024. All of this decline is attributable to lower ethanol margins.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit, net of intercompany activity, improved by $1.1 million to a gross profit of $1.7 million for the three months ended March 31, 2025 as compared to a gross profit of $0.6 million for the same period in 2024. Of this improvement, $1.5 million is attributable to higher margins from sales of third-party fuel-grade ethanol, partially offset by $0.4 million attributable to lower sales volumes for the three months ended March 31, 2025 as compared to the same period in 2024.

Western Production Segment

Our Western production segment’s gross profit, net of intercompany activity, improved by $7.1 million to a gross loss of $1.3 million for the three months ended March 31, 2025 as compared to a gross loss of $8.4 million for the same period in 2024. Of this improvement, $6.7 million is attributable to improved renewable fuel margins and $0.4 million is attributable to lower sales volumes at negative margins of both renewable fuel and essential ingredients, both of which are primarily due to the cold-idling of our Magic Valley facility.

Corporate and other

Gross profit from corporate and other declined by $0.4 million to a gross loss of less than $0.1 million for the three months ended March 31, 2025 as compared to a gross profit of $0.3 million for the same period in 2024, all of which were from Eagle Alcohol’s business.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2025	2024	Dollars	Percent
Selling, general and administrative expenses	$7,190	$7,932	$(742)	(9.4)%
Percentage of net sales	3.2%	3.3%

Our SG&A expenses decreased $0.7 million for the three months ended March 31, 2025 as compared to the same period in 2024. The reduction in SG&A expenses primarily reflects the conclusion of our acquisition-related expenses for our acquisition of Eagle Alcohol.

Interest Expense, net

The following table presents our interest expense, net, in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2025	2024	Dollars	Percent
Interest expense, net	$2,729	$1,634	$1,095	67.0%
Percentage of net sales	1.2%	0.7%

Our interest expense, net, increased for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to higher average debt balances and higher average interest rates compared to the prior year period.

Net Loss Attributable to Common Stockholders

The following table presents our net loss attributable to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2025	2024	Dollars	Percent
Net loss attributable to Common Stockholders	$(11,991)	$(12,040)	$49	0.4%
Percentage of net sales	(5.3)%	(5.0)%

The slight decrease in net loss attributable to common stockholders is primarily due to lower SG&A expenses and lower net sales at negative margins as well as the other factors affecting gross profit discussed above, partially offset by lower premiums for high quality alcohol, lower unrealized gains on derivatives and higher interest expense, as also discussed above.

Liquidity and Capital Resources

During the three months ended March 31, 2025, we funded our operations primarily from cash on hand and proceeds from Kinergy’s operating line of credit. In addition to funding our operations, our capital resources were used to purchase Kodiak Carbonic and for capital expenditures. As of March 31, 2025, we had $27.2 million in cash, cash equivalents and restricted cash, $11.7 million available for borrowing under Kinergy’s operating line of credit and $65.0 million that may be available for capital improvement projects under our Orion term loan, subject to certain conditions. We believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs for at least the next twelve months from the date of this report.

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

	March 31, 2025	December 31, 2024	Change
Cash, cash equivalents and restricted cash	$27,171	$36,211	(25.0)%
Current assets	$153,461	$153,118	0.2%
Property and equipment, net	$212,624	$214,742	(1.0)%
Current liabilities	$53,116	$57,804	(8.1)%
Long-term debt, noncurrent portion	$110,664	$92,904	19.1%
Working capital	$100,345	$95,314	5.3%
Working capital ratio	2.89	2.65	9.1%

Restricted Net Assets

At March 31, 2025, we had approximately $55.6 million of net assets at our subsidiaries that were not available to be transferred to Alto Ingredients, Inc. in the form of dividends, distributions, loans or advances due to restrictions contained in our subsidiaries’ credit facilities.

Changes in Working Capital and Cash Flows

Working capital improved to $100.3 million at March 31, 2025 from $95.3 million at December 31, 2024 as a result of a decrease of $4.7 million in current liabilities and an increase of $0.3 million in current assets.

Current assets increased primarily due to an increase in accounts receivable, inventories, other current assets and derivative instruments, partially offset by a decrease in cash and cash equivalents and restricted cash.

Our current liabilities decreased primarily due to lower accounts payable and accrued liabilities as a result of timing of payments, and a decrease in derivative liabilities from changes in commodity prices for open contracts.

Our cash, cash equivalents and restricted cash declined by $9.0 million due to $18.2 million in cash used in our operating activities and $7.8 million used in our investing activities, partially offset by $17.0 million in cash provided by our financing activities.

Cash used in our Operating Activities

We used $18.2 million of cash in our operations for the three months ended March 31, 2025 as compared to $1.4 million of cash provided by our operations for the same period in 2024. Significant factors that contributed to the change in cash provided by our operating activities include:

●	a decrease of $11.1 million related to lower inventories due to reduced production volumes and the timing of sales;

●	a decrease of $7.7 million related to accounts receivable balances due to the timing of collections;

●	a decrease of $1.7 million related to other assets, primarily due to the timing of payments on prepaid assets; and

●	an increase of $1.4 million related to accounts payable and accrued expenses due to the timing of payments.

These amounts were partially offset by:

●	an increase of $1.6 million related to period-end commodity prices applicable to our derivative instruments.

Cash used in our Investing Activities

We used $7.8 million in cash during the quarter for the acquisition of Kodiak Carbonic and other capital expenditures.

Cash provided by our Financing Activities

Cash provided by our financing activities was $17.0 million for the three months ended March 31, 2025, which reflects net proceeds of $17.3 million from Kinergy’s operating line of credit, partially offset by $0.3 million in preferred stock dividends paid.

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

We believe Kinergy and Alto Nutrients are in compliance with the fixed-charge coverage ratio financial covenant as of the filing of this report. The following table sets forth the fixed-charge coverage ratio financial covenant and the actual results for the periods presented:

	Three Months Ended March 31,		Years Ended December 31,
	2025	2024	2024	2023

Fixed-Charge Coverage Ratio Requirement	1.10	1.10	1.10	1.10
Actual	3.49	4.66	3.53	5.22
Excess	2.39	3.56	2.43	4.12

Alto Ingredients, Inc. has guaranteed all of Kinergy’s obligations under the credit facility. As of March 31, 2025, Kinergy had an outstanding balance of $57.0 million and $11.7 million of unused borrowing availability under the credit facility.

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

We must prepay amounts outstanding under the Term Loan on a semi-annual basis on each June 30th and December 31st in an amount equal to a percentage of our excess cash flow based on a specified leverage ratio, as follows: (i) if our leverage ratio is greater than or equal to 3.0x, then the mandatory prepayment amount will equal 100% of our excess cash flow, (ii) if our leverage ratio is less than 3.0x and greater than or equal to 1.5x, then the mandatory prepayment amount will equal 50% of our excess cash flow, and (iii) if our leverage ratio is less than 1.5x, then the mandatory prepayment amount will equal 25% of our excess cash flow. No prepayment was made or required to be made for the three months ended March 31, 2025 and 2024.

As of March 31, 2025 and December 31, 2024, the principal amount outstanding under the Term Loan was $60.0 million.

Other Cash Obligations

As of March 31, 2025, we had future commitments for certain capital projects totaling $10.8 million. These commitments are scheduled to be satisfied in 2025.

In connection with our acquisition of Eagle Alcohol, contingent payments of up to $2.7 million in cash and 948,932 shares of common stock are contractually scheduled for the first half of 2025, all of which were accrued for in 2024.

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

As noted above, we may attempt to reduce the market risk associated with fluctuations in the price of ethanol or corn by employing a variety of risk management and hedging strategies. Strategies include the use of derivative financial instruments such as futures and options executed on the Chicago Mercantile Exchange or the New York Mercantile Exchange, as well as the daily management of physical corn.

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized net gains of $3.3 million and net losses of $1.8 million related to the changes in the fair values of these contracts for the three months ended March 31, 2025 and 2024, respectively.

We prepared a sensitivity analysis as of March 31, 2025 to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The analysis uses average Chicago Mercantile Exchange prices for the year and does not factor in future contracted volumes. The results of this analysis for the three months ended March 31, 2025, which may differ materially from actual results, are as follows (in millions):

Commodity	Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	65.3	Gallons	$(7.0)
Corn	14.6	Bushels	$(6.9)

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2025 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our results of operations are highly impacted by commodity prices, including the cost of corn, natural gas and other production inputs that we must purchase, and the prices of alcohols and essential ingredients that we sell. Prices and supplies are subject to and determined by numerous market and other forces over which we have no control, such as inclement or favorable weather, domestic and global demand, supply excesses or shortages, import and export conditions (including tariffs), inflationary conditions, global geopolitical tensions and various governmental policies in the United States and throughout the world.

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

In addition, some of our fuel-grade ethanol marketing and distribution activities for third-party gallons will likely be unprofitable in a market of generally declining prices due to the nature of our business. For example, to satisfy customer demand, we maintain certain quantities of fuel-grade ethanol inventory for subsequent resale. When quantities in excess of our own production are needed to meet customer demand, we procure fuel-grade ethanol from third parties and therefore must buy fuel-grade ethanol at a price established at the time of purchase and sell fuel-grade ethanol at an index price established later at the time of sale that is generally reflective of movements in the market price of fuel-grade ethanol. As a result, our margins for fuel-grade ethanol sold in these transactions generally decline and may turn negative as the market price of fuel-grade ethanol declines.

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

To partially offset the effects of production input and product price volatility, in particular, corn and natural gas costs and fuel-grade ethanol prices, we may enter into contracts to purchase a portion of our corn or natural gas requirements on a forward basis or to lock in the premium to fuel-grade ethanol market prices on portions of our alcohol production. In addition, we may engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and unleaded gasoline from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which forward commitments have been made. We have recognized losses in the past, and may suffer losses in the future, from our hedging arrangements. For example, for the year ended December 31, 2023, we recognized net losses of $8.0 million related to the change in the fair values of hedging contracts.

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

For example, in late April 2025, during a period of rapidly rising river levels, our loadout dock at our Pekin Campus was damaged, negatively impacting production and logistics. In addition, in the first quarter of 2024, extreme cold weather conditions in January at our Pekin Campus restricted barge deliveries and increased standby fees. To manage inventory levels, we transported more product by rail, a higher cost mode of transportation. Cold weather conditions also required us to shift to lower margin feed products and reduced our production rates across our Pekin Campus, hindering our ability to produce specialty alcohol at full capacity. In the third quarter of 2023 we experienced unusually high unscheduled production downtime for repairs and maintenance which reduced sales volumes and profits.

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

We have experienced adverse inflationary impacts on key production inputs, wages and other costs of labor, equipment, services, and other business expenses. In addition, we have experienced adverse inflationary impacts on our budgets and expenses for many of our in-process and planned capital projects. Inflation, including through tariffs, and its negative impacts could escalate in future periods. Even if inflation stabilizes or abates, the prices of key production inputs, wages and other costs of labor, equipment, services, and other business expenses, and for our capital projects, will likely remain at elevated levels. We may not be able to include these additional costs in the prices of the products we sell. As a result, inflation and sustained higher prices may have a material adverse effect on our results of operations and financial condition.

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

We are engaged in multiple capital improvement projects to diversify and enhance our revenue streams and to expand margins and profitability by reducing costs. These projects have different timelines, returns on investment and risk profiles, including regulatory risks. In addition, we must raise significant additional capital to complete some of our projects, including our CCS project. Our expected financial and other results from these projects are based on assumptions around many factors, including their costs, timing, operation and market prices prevailing at project completion and thereafter, as well as tax and other favorable environmental attributes associated with low carbon alcohol that may accrue to our benefit. For example, our assumptions around the anticipated results of our CCS project rely heavily on the tax benefits that may accrue to us under the Inflation Reduction Act of 2022 as well as other favorable environmental attributes associated with carbon capture and storage and low carbon alcohol production. These tax and other benefits may change, including as a result of new or repealed laws, new administrations and the implementation or interpretation of existing laws, or the exhaustion of funds or benefits available under a particular program. For example, in January 2025, the new administration suspended all Inflation Reduction Act spending for 90 days. In addition, certain provisions of the Inflation Reduction Act lack proposed or final regulations and guidance. Regulators could issue new regulations or guidance that significantly narrows the application of clean energy tax incentives, and could even defer or withdraw regulations, which could materially and adversely affect the economic outcome of our CCS project. We can provide no assurances that any particular benefit will be available to us upon completion of our CCS project, or thereafter, or any other capital improvement project.

Capital improvement projects require significant outlays of capital and are often subject to material execution risks and delays. Our CCS project in particular requires EPA approval but the EPA’s own projected timeline for approval has lengthened and may lengthen further. We may have insufficient financial resources, and we may be unable to raise sufficient capital, to complete our projects timely or at all. Although we intend to use reputable third-party contractors with expertise in their fields to implement our projects, adverse conditions and events as well as delays in capital projects are not uncommon. Moreover, the projects’ interaction with existing processes may result in the degradation of other plant operations. For example, operation of our corn oil and high protein system at our Magic Valley facility previously resulted in inconsistent product quality and degraded other operations at the plant, including production rates. In the past, we have extended our expected completion dates for various projects and, as circumstances require, may have to do so again.

In addition, our CCS project may be adversely affected by the SAFE CCS Act, proposed legislation in Illinois or the United States Supreme Court’s decision in the case of Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., or any of them, as discussed below. The timing and economics of our CCS project may also be adversely affected by new rules proposed by the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration that impose stronger standards for CO2 pipelines and establish new standards for transporting CO2 in a gaseous state via pipeline, adding additional requirements and costs to the project.

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

Our CCS project may be adversely affected by the SAFE CCS Act, Illinois Senate Bill 1723 and other Regulations.

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

In February 2025, new legislation in Illinois (Senate Bill 1723), was proposed that amends the Illinois Environmental Protection Act to provide that carbon storage activity shall not be conducted within a storage facility that overlies, underlies or passes through a sole-source aquifer. This legislation, if passed, may have a material and adverse impact on our current CCS project plans and may necessitate a more costly, or less profitable, carbon capture and storage solution, such as carbon transportation via barge instead of through pipelines.

We can provide no assurance that our CCS project will not be adversely affected by the SAFE CCS Act, Senate Bill 1723 or other regulations or that it will be financially viable in light of any new requirements and potential delays.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, or any of the other risks or uncertainties discussed in this report, many of which are beyond our control:

●	fluctuations in our quarterly or annual operating results;

●	fluctuations in the market prices of our products;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	the timing, cost and effects of, and our ability to fund, our capital improvement projects, including our CCS initiative;

●	regulatory developments or increased enforcement relating to our initiatives and projects or to our business, including our CCS initiative;

●	anticipated trends in our financial condition and results of operations;

●	our ability to obtain any necessary financing;

●	the volume and timing of the receipt of orders for our products from major customers, including annual contracted sales volumes for our specialty alcohols;

●	competitive pricing pressures;

●	changes in market valuations of companies similar to us;

●	stock market price and volume fluctuations generally;

●	additions or departures of key personnel;

●	environmental, product or other liabilities we may incur;

●	our financing activities and future sales of our common stock or other securities; and

●	our ability to maintain contracts that are critical to our operations.

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

For the three months ended March 31, 2025 and 2024, we accrued and paid in cash an aggregate of $0.3 million in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock.

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

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1	Letter Agreement dated March 17, 2025 by and among Alto Ingredients, Inc., Bradley L. Radoff and Michael Torok (**)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	Inline XBRL Instance Document (*)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (*)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (*)

(*)	Filed herewith.
(**)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTO INGREDIENTS, INC.

Dated: May 9, 2025	By:	/S/ ROBERT R. OLANDER
Robert R. Olander
Chief Financial Officer
(Principal Financial and Accounting Officer)