Form 10-Q
period 2025-06-30
Alto Ingredients, Inc.
filed 2025-08-08
CIK 778164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

(833) 710-2586

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

As of August 7, 2025, there were 77,396,807 shares of Alto Ingredients, Inc. common stock, $0.001 par value per share, and 896 shares of Alto Ingredients, Inc. non-voting common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2025	2024
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$29,768	$35,469
Restricted cash	723	742
Accounts receivable (net of allowance for credit losses of $22 and $23, respectively)	57,454	58,217
Inventories	53,867	49,914
Derivative instruments	2,563	3,313
Other current assets	5,350	5,463
Total current assets	149,725	153,118
Property and equipment, net	207,997	214,742
Other Assets:
Right of use operating lease assets, net	19,255	20,553
Intangible assets, net	7,885	4,509
Other assets	8,203	8,516
Total other assets	35,343	33,578
Total Assets	$393,065	$401,438

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2024.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	June 30,	December 31,
	2025	2024
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)	*

Current Liabilities:
Accounts payable	$15,705	$20,369
Accrued liabilities	16,021	24,214
Current portion – operating leases	4,984	4,851
Derivative instruments	910	1,177
Other current liabilities	4,893	7,193
Total current liabilities	42,513	57,804

Long-term debt, net	118,323	92,904
Operating leases, net of current portion	15,414	16,913
Other liabilities	8,970	8,754
Total Liabilities	185,220	176,375
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of June 30, 2025 and December 31, 2024; liquidation preference of $18,075 as of June 30, 2025	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 77,201 and 76,565 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	77	77
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,050,261	1,044,176
Accumulated other comprehensive income	4,975	4,975
Accumulated deficit	(847,469)	(824,166)
Total Stockholders’ Equity	207,845	225,063
Total Liabilities and Stockholders’ Equity	$393,065	$401,438

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2024.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net sales	$218,436	$236,468	$444,976	$477,097
Cost of goods sold	220,373	228,915	448,720	471,944
Gross profit (loss)	(1,937)	7,553	(3,744)	5,153
Selling, general and administrative expenses	6,171	8,961	13,361	16,893
Loss from operations	(8,108)	(1,408)	(17,105)	(11,740)
Interest expense, net	(2,811)	(1,669)	(5,540)	(3,303)
Other income (expense), net	(78)	(29)	(31)	212
Loss before provision for income taxes	(10,997)	(3,106)	(22,676)	(14,831)
Provision for income taxes	—	—	—	—
Net loss	$(10,997)	$(3,106)	$(22,676)	$(14,831)
Preferred stock dividends	$(315)	$(316)	$(627)	$(631)
Net loss attributable to common stockholders	$(11,312)	$(3,422)	$(23,303)	$(15,462)
Net loss per share, basic and diluted	$(0.15)	$(0.05)	$(0.31)	$(0.21)
Weighted-average shares outstanding, basic and diluted	74,611	73,486	74,232	73,126

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net loss	$(22,676)	$(14,831)
Adjustments to reconcile net loss to Net cash used in operating activities:
Depreciation and amortization	12,631	11,802
Inventory valuation	1,649	—
Gains on derivative instruments	(4,371)	(11,570)
Stock-based compensation	1,474	2,788
Amortization of deferred financing fees	502	505
Amortization of debt discount	397	400
Credit loss recovery	(1)	(47)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	480	(5,305)
Inventories	(5,448)	7,014
Other assets	2,242	3,701
Operating leases	(3,180)	(2,901)
Accounts payable and accrued liabilities	(2,778)	(3,855)
Net cash used in operating activities	(19,079)	(12,299)
Investing Activities:
Additions to property and equipment	(1,016)	(9,297)
Purchase of Kodiak Carbonic, net of cash acquired	(7,278)	—
Deferred purchase price payments for Eagle Alcohol	(2,240)	(2,800)
Net cash used in investing activities	(10,534)	(12,097)
Financing Activities:
Net proceeds from Kinergy’s line of credit	24,520	7,958
Preferred stock dividends paid	(627)	(631)
Net cash provided by financing activities	23,893	7,327
Net change in cash, cash equivalents and restricted cash	(5,720)	(17,069)
Cash, cash equivalents and restricted cash at beginning of period	36,211	45,480
Cash, cash equivalents and restricted cash at end of period	$30,491	$28,411

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$29,768	$27,124
Restricted cash	723	1,287
Total cash, cash equivalents and restricted cash	$30,491	$28,411
Supplemental Information:
Interest paid	$4,596	$4,080
Capitalized interest	$—	$1,725
Shares vested for Eagle Alcohol	$5,000	$—

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances, January 1, 2025	927	$1	76,565	$77	$1,044,176	$(824,166)	$4,975	$225,063
Stock-based compensation	—	—	—	—	848	—	—	848
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(68)	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	—	(11,679)	—	(11,679)
Balances, March 31, 2025	927	$1	76,497	$77	$1,045,024	$(836,157)	$4,975	$213,920
Stock-based compensation	—	—	—	—	626	—	—	626
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	704	—	(389)	—	—	(389)
Shares vested for Eagle Alcohol	—	—	—	—	5,000	—	—	5,000
Preferred stock dividends	—	—	—	—	—	(315)	—	(315)
Net loss	—	—	—	—	—	(10,997)	—	(10,997)
Balances, June 30, 2025	927	$1	77,201	$77	$1,050,261	$(847,469)	$4,975	$207,845

Balances, January 1, 2024	927	$1	75,703	$76	$1,040,912	$(763,913)	$2,481	$279,557
Stock-based compensation	—	—	—	—	1,142	—	—	1,142
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	1,315	1	(1)	—	—	—
Preferred stock dividends	—	—	—	—	—	(315)	—	(315)
Net loss	—	—	—	—	—	(11,725)	—	(11,725)
Balances, March 31, 2024	927	$1	77,018	$77	$1,042,053	$(775,953)	$2,481	$268,659
Stock-based compensation	—	—	—	—	1,646	—	—	1,646
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(373)	—	(1,060)	—	—	(1,060)
Preferred stock dividends	—	—	—	—	—	(316)	—	(316)
Net income	—	—	—	—	—	(3,106)	—	(3,106)
Balances, June 30, 2024	927	$1	76,645	$77	$1,042,639	$(779,375)	$2,481	$265,823

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

Of the accounts receivable balance, approximately $49,181,000 and $44,750,000 at June 30, 2025 and December 31, 2024, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for credit losses was $22,000 and $23,000 as of June 30, 2025 and December 31, 2024, respectively. The Company recorded a credit loss recovery $16,000 and of $20,000 for the three months ended June 30, 2025 and 2024, respectively. The Company recorded a credit loss recovery of $1,000 and $47,000 for the six months ended June 30, 2025 and 2024, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

Kodiak Carbonic’s unaudited net sales for the three months ended June 30, 2025 and 2024 were $2.4 million and $1.4 million and its unaudited net income was $1.5 million and $0.5 million, respectively. Kodiak Carbonic’s unaudited net sales for the six months ended June 30, 2025 and 2024 were $4.5 million and $2.7 million and its unaudited net income was $3.0 million and $0.9 million, respectively. The following table presents the Company’s unaudited pro forma combined financial information assuming the acquisition occurred on January 1, 2024 (dollars in thousands except per share amounts):

	Three Months Ended June 30,
	2025	2024

Revenues – pro forma	$218,436	$237,889
Net loss attributable to common stockholders – pro forma	$(11,312)	$(2,852)
Basic and diluted net loss per share – pro forma	$(0.15)	$(0.04)

	Six Months Ended June 30,
	2025	2024

Revenues – pro forma	$444,976	$479,843
Net loss attributable to common stockholders – pro forma	$(23,303)	$(14,414)
Basic and diluted net loss per share – pro forma	$(0.31)	$(0.20)

The following preliminary allocation of the estimated purchase price assumes, with the exception of property and equipment and intangibles, that carrying values approximate fair value. Estimates of uncollectible accounts receivable are not considered material due to the short-term nature and customer collection history. The purchase price allocation is as follows (in thousands):

Cash and equivalents	$290
Accounts receivable	219
Inventories	154
Other assets	16
Total current assets	679

Property and equipment	3,564
Total tangible assets	$4,243

Current liabilities	$360
Total liabiltiies	$360

Net tangible assets acquired	$3,883
Customer relationships	3,685
Total Purchase Price	$7,568

For the identifiable intangible assets, the Company has estimated 9 years for useful lives for customer relationships. For the three and six months ended June 30, 2025, the Company recorded amortization of these intangibles of $102,000 and $204,000, respectively. Any changes to the initial estimates of the fair value of the acquired assets and assumed liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill if net assets acquired are less than the purchase price. The Company did not incur any material acquisition costs.

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

The Company reports financial and operating performance in three reportable segments (1) Pekin production, which includes the entire campus in Pekin, Illinois (“Pekin Campus”), (2) marketing and distribution, which includes marketing and merchant trading for Company-produced specialty alcohols, fuel-grade ethanol and essential ingredients, and sales of fuel-grade ethanol sourced from third parties, and (3) Western production, which includes the Company’s two western production facilities and, beginning for the three and six months ended June 30, 2025, its liquid CO2 plant on an aggregated basis (“Western production”).

For the three and six months ended June 30, 2025, capital expenditures incurred by the Pekin Campus segment were approximately $0.5 million and $1.0 million, respectively, and none for the Western production segment. For the three and six months ended June 30, 2024, capital expenditures incurred by the Pekin Campus segment were approximately $3.1 million and $6.9 million, respectively, and $1.6 million and $2.4 million for the Western production segment, respectively.

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Sales
Pekin Campus production, recorded as gross:
Alcohol sales	$94,155	$100,687	$201,390	$209,035
Essential ingredient sales	39,565	39,371	84,183	86,080
Intersegment sales	183	286	481	606
Total Pekin Campus sales	133,903	140,344	286,054	295,721

Marketing and distribution:
Alcohol sales, gross	$58,106	$70,157	$107,101	$124,587
Alcohol sales, net	80	64	142	98
Intersegment sales	2,334	2,388	4,840	5,140
Total marketing and distribution sales	60,520	72,609	112,083	129,825

Western production, recorded as gross:
Alcohol sales	$16,604	$17,456	$32,798	$37,690
Essential ingredient sales	8,250	5,950	16,058	13,776
Intersegment sales	505	—	769	(130)
Total Western production sales	25,359	23,406	49,625	51,336

Corporate and other	1,676	2,783	3,304	5,831
Intersegment eliminations	(3,022)	(2,674)	(6,090)	(5,616)
Net sales as reported	$218,436	$236,468	$444,976	$477,097

Cost of goods sold:
Pekin Campus production	$139,748	$130,200	$294,974	$281,311
Marketing and distribution	56,518	69,437	104,167	123,123
Western production	23,501	27,167	49,024	63,683
Corporate and other	1,705	2,943	3,386	5,738
Intersegment eliminations	(1,099)	(832)	(2,831)	(1,911)
Cost of goods sold as reported	$220,373	$228,915	$448,720	$471,944

Gross profit (loss):
Pekin Campus production	$(5,845)	$10,144	$(8,920)	$14,410
Marketing and distribution	4,002	3,172	7,916	6,702
Western production	1,858	(3,761)	601	(12,347)
Corporate and other	(29)	(160)	(82)	93
Intersegment eliminations	(1,923)	(1,842)	(3,259)	(3,705)
Gross profit (loss) as reported	$(1,937)	$7,553	$(3,744)	$5,153

Income (loss) before provision for income taxes:
Pekin Campus production	$(9,923)	$5,971	$(17,291)	$6,087
Marketing and distribution	1,795	806	3,359	2,108
Western production	(1,453)	(5,977)	(5,356)	(16,954)
Corporate and other	(1,416)	(3,906)	(3,388)	(6,072)
	$(10,997)	$(3,106)	$(22,676)	$(14,831)

Depreciation and amortization expense:
Pekin Campus production	$5,348	$5,369	$10,804	$10,404
Western production	843	478	1,483	943
Corporate and other	172	228	344	455
	$6,363	$6,075	$12,631	$11,802

Interest expense, net of capitalized interest:
Pekin Campus production	$615	$326	$1,226	$587
Marketing and distribution	81	98	163	193
Western production	1,430	598	2,789	1,229
Corporate and other	685	647	1,362	1,294
	$2,811	$1,669	$5,540	$3,303

The following table sets forth the Company’s total assets by operating segment (in thousands):

	June 30, 2025	December 31, 2024
Total assets:
Pekin Campus production	$212,735	$223,934
Marketing and distribution	118,773	102,895
Western production	43,603	44,992
Corporate and other	17,954	29,617
	$393,065	$401,438

4.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, essential ingredients and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a valuation allowance of $1,649,000 and $2,050,000 as of June 30, 2025 and December 31, 2024, respectively. Inventory balances consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Finished goods	$33,214	$31,120
Work in progress	4,112	4,203
Raw materials	10,643	8,989
Other	5,898	5,602
Total	$53,867	$49,914

5.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on alcohol sales and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price. In addition, the Company hedges anticipated sales of alcohol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and six months ended June 30, 2025 and 2024, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and alcohols by entering into exchange-traded futures contracts or options for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net gains of $2,598,000 and $8,231,000 as the change in the fair value of these contracts for the three months ended June 30, 2025 and 2024, respectively. The Company recognized net gains of $4,371,000 and $11,570,000 as the change in the fair value of these contracts for the six months ended June 30, 2025 and 2024, respectively.

Non-Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of June 30, 2025
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$723
Commodity contracts	Derivative instruments	$2,563	Derivative instruments	$910

	As of December 31, 2024
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$742
Commodity contracts	Derivative instruments	$3,313	Derivative instruments	$1,177

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

The classification and amounts of the Company’s realized and unrealized gains and losses for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		For the Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2025	2024

Commodity contracts	Cost of goods sold	$4,715	$(2,858)
		$4,715	$(2,858)

		Realized Gains (Losses)
		For the Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2025	2024

Commodity contracts	Cost of goods sold	$4,854	$(2,709)
		$4,854	$(2,709)

		Unrealized Gains (Losses)
		For the Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2025	2024

Commodity contracts	Cost of goods sold	$(2,117)	$11,089
		$(2,117)	$11,089

		Unrealized Gains (Losses)
		For the Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2025	2024

Commodity contracts	Cost of goods sold	$(483)	$14,279
		$(483)	$14,279

6.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Kinergy line of credit	$64,197	$39,677
Orion term loan	60,000	60,000
	124,197	99,677
Less unamortized debt discount	(2,692)	(3,089)
Less unamortized debt financing costs	(3,182)	(3,684)
Less current portion	—	—
Long-term debt	$118,323	$92,904

Excess Availability – As of June 30, 2025, Kinergy had $4.8 million in unused borrowing availability under its line of credit and the Company had $65.0 million that may be available for capital improvement projects under its Orion term loan, subject to certain conditions.

7.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At June 30, 2025, the Company had entered into sales contracts with its major customers to sell certain quantities of alcohol and essential ingredients. The Company had open indexed-price alcohol sales contracts for 73,711,000 gallons as of June 30, 2025 and open fixed-price alcohol sales contracts totaling $173,160,000 as of June 30, 2025. The Company had open fixed-price sales contracts for essential ingredients totaling $10,025,000 and open indexed-price sales contracts of essential ingredients for 75,000 tons as of June 30, 2025. These sales contracts are scheduled to be completed throughout 2025.

Purchase Commitments – At June 30, 2025, the Company had indexed-price purchase contracts to purchase 17,955,000 gallons of alcohol and fixed-price purchase contracts to purchase $563,000 of alcohol from its suppliers. The Company had fixed-price purchase contracts to purchase $32,816,000 of corn from its suppliers as of June 30, 2025. The Company had indexed-price contracts to purchase 4,116,000 MMBTU of natural gas as of June 30, 2025. The Company also had future commitments for certain capital projects totaling $11,498,000. These purchase commitments are scheduled to be satisfied throughout 2025.

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

For the three months ended June 30, 2025, the Retirement Plan’s net periodic benefit was $22,000, comprised of $313,000 in expected return on plan assets, partially offset by $234,000 in interest cost and $57,000 in service cost. For the six months ended June 30, 2025, the Retirement Plan’s net periodic benefit was $43,000, comprised of $625,000 in expected return on plan assets, partially offset by $468,000 in interest cost and $114,000 in service cost. For the three months ended June 30, 2024, the Retirement Plan’s net periodic expense was $13,000, comprised of $222,000 in interest cost and $67,000 in service cost, partially offset by $276,000 of expected return on plan assets. For the six months ended June 30, 2024, the Retirement Plan’s net periodic expense was $26,000, comprised of $444,000 in interest cost and $134,000 in service cost, partially offset by $552,000 of expected return on plan assets.

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

For the three months ended June 30, 2025, the Postretirement Plan’s net periodic expense was $25,000, comprised of $48,000 of interest cost and $4,000 of service cost, partially offset by $27,000 in amortization of net gains. For the six months ended June 30, 2025, the Postretirement Plan’s net periodic expense was $50,000, comprised of $97,000 of interest cost and $7,000 of service cost, partially offset by $54,000 in amortization of net gains. For the three months ended June 30, 2024, the Postretirement Plan’s net periodic expense was $54,000, comprised of $49,000 in interest cost and $5,000 in service cost. For the six months ended June 30, 2024, the Postretirement Plan’s net periodic expense was $108,000, comprised of $98,000 in interest cost and $10,000 in service cost.

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

Pooled separate accounts – Pooled separate accounts invest primarily in domestic and international stocks, commercial paper or single mutual funds at December 31, 2024. The net asset value is used as a practical expedient to determine fair value for these accounts. Each pooled separate account provides for redemptions by the Retirement Plan at reported net asset values per share, with little to no advance notice requirement, therefore these funds are classified within Level 2 of the valuation hierarchy.

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

Long-Lived Assets – Long-lived assets consist of the Company’s estimated fair value associated with its Magic Valley facility at December 31, 2024. The fair value of the long-lived assets are based on present value of estimated future cash flows and are designated as Level 3 inputs.

The following table summarizes recurring and nonrecurring fair value measurements by level at June 30, 2025 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$2,563	$2,563	$—	$—
Liabilities:
Derivative instruments	$(910)	$(910)	$—	$—

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2024 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$3,313	$3,313	$—	$—
Long-lived assets – Magic Valley	19,397	—	—	19,397
Defined benefit plan assets(1)
(pooled separate accounts):
Large U.S. Equity(2)	6,962	—	6,962	—	34%
Small/Mid U.S. Equity(3)	3,636	—	3,636	—	18%
International Equity(4)	2,762	—	2,762	—	14%
Fixed Income(5)	6,807	—	6,807	—	34%
	$42,877	$3,313	$20,167	$19,397

Liabilities:

Derivative financial instruments	$(1,177)	$(1,177)	$—	$—

(1)	Included in other assets in the consolidated balance sheets.

(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

10.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30, 2025
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(10,997)
Less: Preferred stock dividends	(315)
Basic and diluted loss per share:
Loss attributable to common stockholders	$(11,312)	74,611	$(0.15)

	Six Months Ended June 30, 2025
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(22,676)
Less: Preferred stock dividends	(627)
Basic and diluted loss per share:
Loss attributable to common stockholders	$(23,303)	74,232	$(0.31)

	Three Months Ended June 30, 2024
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(3,106)
Less: Preferred stock dividends	(316)
Basic and diluted loss per share:
Loss attributable to common stockholders	$(3,422)	73,486	$(0.05)

	Six Months Ended June 30, 2024
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(14,831)
Less: Preferred stock dividends	(631)
Basic and diluted loss per share:
Loss attributable to common stockholders	$(15,462)	73,126	$(0.21)

There were an additional aggregate potentially dilutive weighted-average shares of 981,000 from convertible securities outstanding for the three and six months ended June 30, 2025 and June 30, 2024. These securities were not considered in calculating diluted net income (loss) per share for the three and six months ended June 30, 2025 and 2024, as their effect would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including:

●	fluctuations in the market prices of alcohols and essential ingredients;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	our ability to fund, and the costs, timing and effects of, our plant improvement initiatives and other capital projects, including our carbon capture and storage, or CCS, initiative;

●	regulatory developments relating to our initiatives and projects or to our business, including our CCS initiative, and the availability of, and our ability to qualify for and receive, Section 45Z tax credits;

●	the projected growth or contraction in the alcohol and essential ingredients markets in which we operate;

●	our strategies for expanding, maintaining or contracting our presence in these markets;

●	anticipated trends in our financial condition and results of operations; and

●	our ability to distinguish ourselves from our current and future competitors.

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

All of our production facilities, other than our Magic Valley plant in Idaho, were operating for all of 2024 and 2025, subject to scheduled and unscheduled downtimes to address facility repair and maintenance.

In January 2024, we temporarily hot-idled our Magic Valley facility to minimize losses from negative regional crush margins – that is, revenue from ethanol minus the cost of corn, also referred to as market crush – and to expedite the installation of additional equipment to achieve the intended production rate, quality and consistency from our corn oil and high protein system at the facility. We restarted our Magic Valley facility in July 2024 and by October 2024, the facility consistently achieved average ethanol production rates at full capacity, the protein content yield from the plant reached 50% or greater, and we were able to expand our corn oil yields. Increases in regional corn basis and declining market prices for protein and corn oil resulted in overall margin compression, outweighing the economic benefits of our plant improvements. As a consequence, we cold-idled our Magic Valley facility on December 31, 2024 to minimize financial losses. We continue to provide terminal services at the plant and intend to resume operations at the facility when the economic environment in the region sustainably improves. The cold-idling of our Magic Valley facility has had a positive impact on our overall financial results in 2025 compared to 2024.

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

Financial Review, Current Initiatives and Outlook

Although our net loss worsened to $11.0 million in the second quarter, primarily due to the non-cash effects of hedging activities, our Adjusted EBITDA improved by nearly $6.0 million compared to the same period in 2024, reflecting the successful execution of our initiatives to increase efficiency and productivity. The quarter-over-quarter improvement in our Adjusted EBITDA reflects the benefit of multiple initiatives. We improved our operating model company-wide by rightsizing our corporate overhead to a level that aligns with our current business footprint and we are on track to exceed our goal of saving approximately $8.0 million on an annualized basis from this initiative. We will continue to evaluate our options to improve operational efficiency and throughput, focus on growth in profitable market segments, and identify additional cost-saving opportunities that, while smaller in amount than from our recent corporate reorganization, should in the aggregate meaningfully affect our long-term profitability.

In the second quarter, the annual uptick in demand from the summer driving season helped lift ethanol prices and improve crush spreads. While it is difficult to predict market fluctuations, we have seen additional spread improvement in the third quarter, with market crush averaging 30 cents per gallon for July, and we remain optimistic for positive margins through the remainder of the summer.

Our Western assets turned profitable, improving gross profit by $5.6 million compared to the prior year’s quarter, driven by our CO2 facility acquisition at the beginning of 2025 and other improvements at our Columbia ethanol plant, collectively improving gross profit by $3.0 million, as well as our decision to cold-idle our Magic Valley facility due to adverse market conditions in the region, which improved gross profit by $2.6 million. We continue to use our Magic Valley facility primarily as a terminal.

Our marketing and distribution business also improved, reflecting the integration of our bulk volume customers from our Eagle Alcohol business, a fostering of third-party ethanol marketing relationships that met profitability criteria, and our transition away from business that offered limited returns.

Our Pekin Campus was negatively impacted by quarter-over-quarter changes in derivatives and the continued impact of damage sustained to our loadout dock in April. However, we partially offset these effects by leveraging our operational flexibility by increasing sales of higher-margin International Sustainability and Carbon Certification, or ISCC, products exported to Europe.

Given our success with these efforts, we continue to focus on shorter-term projects with more immediate returns to support our path to profitability. We intend to prioritize projects by anticipated cost, timing and return on investment. Projects under consideration include improvements to lower our carbon intensity and capture more of the Section 45Z benefits available under the Inflation Reduction Act of 2022, expansion of our CO2 utilization at our Pekin Campus and at our Colombia facility, building on our success from our Alto Carbonic acquisition, and projects to improve our prospects to monetize our Western assets. In addition, as we did in the first and second quarters, we will continue projects to improve efficiency and productivity.

Year to date, we have recorded $16 million in repairs and maintenance expense, in line with our 2025 estimate of $32 million.

Working with our bankers, we continue to make progress on our plan to optimize and monetize our Western assets. We are also evaluating strategic alternatives and interest for our Pekin Campus and for the company as a whole.

Illinois Senate Bill 1723, which prohibits CO2 sequestration directly through the Mahomet aquifer, as contemplated in our Class VI permit application with the EPA for our carbon capture and storage, or CCS, project, was signed into law on August 1, 2025. We are developing alternatives with Vault 44.01, our CCS partner, and evaluating other promising, non-sequestration options to optimize the value of our CO2 production.

The damage sustained by our Pekin Campus loadout dock in April due to rapidly rising river levels impacted production, logistics and overall economics for most of the second quarter. Since our last update in May, we have made progress recovering from this setback. We were able to respond quickly to take interim steps with third-party river transload vendors which, while more costly, helped minimize business interruption. In addition, we worked with our insurance carrier to confirm coverage for both property damage and business interruption. Finally, we are reviewing remediation plans with our carrier to ensure the best path forward. While we expect work to extend into next year, we intend to commence the remediation project ahead of the Midwest winter.

The One Big Beautiful Bill Act made positive updates to the Section 45Z regulations, including extending tax credits through the end of 2029 as well as additional spending on farm programs, that benefit the renewable fuels industry and improve our earnings profile and the intrinsic value of our production facilities. The act also increased focus on domestic renewable fuel production and introduced new eligibility restrictions, particularly around foreign involvement. For example, only fuel derived from feedstocks grown or produced in North America is eligible for the Section 45Z tax credit. Initially, two of our plants, our Columbia plant and our Pekin dry mill, will participate in applying for Section 45Z tax credits. An additional benefit of the act is its disincentivizing exports from most dry mills, creating an opportunity for our Pekin Campus wet mill and ICP distillery to place more of our products into European markets at a premium to domestic market prices. We intend to pursue additional options to capitalize on the Section 45Z tax credits, including through improvements to our Colombia plant to increase our anticipated credit from 10 cents per gallon for 2025, based on our current carbon intensity scores, to up to 20 cents per gallon in 2026. We expect our Pekin Campus dry mill to qualify for 10 cents per gallon starting in 2026. These credit amounts, based on nameplate production capacities and carbon intensity scores, equal up to approximately $4.0 million in 2025 and $8.0 million in 2026 for which our Colombia plant may be eligible and up to $6.0 million in 2026 for which our Pekin Campus dry mill may be eligible. We plan to make improvements to our plants to increase credit amounts across all eligible facilities. One potential improvement is through low-carbon corn, which, while more expensive, may be economically beneficial to source that particular feedstock to reduce our carbon footprint.

Through the two other plants at our Pekin Campus, we will continue to produce higher quality alcohol and also take advantage of ISCC export market premiums for renewable fuel as the new rules incentivize domestic ethanol sales from Section 45Z eligible dry mills.

The One Big Beautiful Bill Act also seeks to positively impact farm programs by boosting sector profitability, reducing financial volatility, enhancing asset values and strengthening the overall industry safety net with the intent to improve operational stability and long-term farm enterprise value. Also contained in the act is an increase in USDA commodity reference prices and base acres. Corn will increase from $3.70 per bushel to $4.10 per bushel and soybeans will increase from $8.40 per bushel to $10.00 per bushel. Lastly, an additional 30 million base acres may now enroll in farm programs. As a result, farmers will need new and expanded markets to absorb the additional production. We believe these developments bode well for the future of higher ethanol blends and new uses of American-grown feedstocks, making the U.S. an even more attractive origin for international sourcing of ethanol and other renewable fuel products.

The EPA extended E15 blending waivers nationally for the duration of the summer, offering continued support for near-term domestic ethanol blending. In California, regulatory momentum continues to build for E15 blending but full-scale implementation is still pending further administrative review and regulatory updates.

In the second quarter, we finalized our Scope 1 and 2 greenhouse gas verifications and submitted our 2025 EcoVadis scorecard.

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

We define EBITDA as unaudited consolidated net income (loss) before interest expense, interest income, provision for income taxes and depreciation and amortization expense. We define Adjusted EBITDA as unaudited consolidated net income (loss) before interest expense, interest income, unrealized derivative gains and losses, acquisition-related income and expense, asset impairments, provision for income taxes and depreciation and amortization expense.

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

Reconciliation of Adjusted EBITDA to Consolidated Net Loss

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands) (unaudited)	2025	2024	2025	2024
Net loss	$(10,997)	$(3,106)	$(22,676)	$(14,831)
Adjustments:
Interest expense	2,811	1,669	5,540	3,303
Interest income	(67)	(150)	(150)	(325)
Unrealized derivative losses (gains)	2,117	(11,089)	483	(14,279)
Acquisition-related (income) expense	(460)	675	(460)	1,350
Depreciation and amortization expense	6,365	6,074	12,631	11,802
Total adjustments	10,766	(2,821)	18,044	1,851
Adjusted EBITDA	$(231)	$(5,927)	$(4,632)	$(12,980)

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

Certain performance metrics that we believe are important indicators of our results of operations include the following:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2025	2024	Variance	2025	2024	Variance
Alcohol Sales (gallons in millions)
Pekin Campus renewable fuel gallons sold	28.8	30.7	(6.2)%	61.4	62.5	(1.8)%
Western production renewable fuel gallons sold	8.3	9.0	(7.8)%	16.6	20.2	(17.8)%
Third-party renewable fuel gallons sold	29.7	34.4	(13.7)%	54.1	64.1	(15.6)%
Total renewable fuel gallons sold	66.8	74.1	(9.9)%	132.1	146.8	(10.0)%
Specialty alcohol gallons sold	19.9	21.0	(5.2)%	44.2	47.3	(6.6)%
Total gallons sold	86.7	95.1	(8.8)%	176.3	194.1	(9.2)%

Sales Price per Gallon
Pekin Campus	$1.95	$1.98	(1.5)%	$1.92	$1.94	(1.0)%
Western production	$2.00	$1.94	3.1%	$1.98	$1.86	6.5%
Marketing and distribution	$1.96	$2.04	(3.9)%	$1.98	$1.94	2.1%
Consolidated sales price per gallon	$1.95	$2.00	(2.5)%	$1.94	$1.93	0.5%

Alcohol Production (gallons in millions)
Pekin Campus	50.9	50.0	1.8%	105.2	103.6	1.5%
Western production	8.3	8.6	(3.5)%	16.6	18.3	(9.3)%
Total production gallons	59.2	58.6	1.0%	121.8	121.9	(0.1)%

Corn Cost per Bushel
Pekin Campus	$4.86	$4.50	8.0%	$4.75	$4.62	2.8%
Western production	$5.71	$5.78	(1.2)%	$5.83	$5.84	(0.2)%
Consolidated cost per bushel	$4.98	$4.68	6.4%	$4.89	$4.81	1.7%

Average Market Metrics
PLATTS Ethanol price per gallon	$1.72	$1.79	(3.9)%	$1.72	$1.67	3.0%
CME Corn cost per bushel	$4.51	$4.43	1.8%	$4.62	$4.39	5.2%
Board corn crush per gallon (1)	$0.11	$0.21	(47.6)%	$0.07	$0.10	(30.0)%

Essential Ingredients Sold (in thousands of tons)
Pekin Campus
Distillers grains	70.2	79.7	(11.9)%	160.9	167.4	(3.9)%
CO2	45.1	43.3	4.2%	90.4	82.4	9.7%
Corn wet feed	28.7	24.8	15.7%	63.2	50.4	25.4%
Corn dry feed	21.4	19.8	8.1%	45.2	38.7	16.8%
Corn oil and germ	18.9	17.5	8.0%	38.5	35.3	9.1%
Syrup and other	11.7	11.1	5.4%	19.9	20.6	(3.4)%
Corn meal	8.3	8.0	3.8%	17.7	16.3	8.6%
Yeast	5.7	5.8	(1.7)%	12.1	11.5	5.2%
Total Pekin Campus	210.0	210.0	—%	447.9	422.6	6.0%

Western production
Distillers grains	61.8	61.8	—%	119.9	133.6	(10.3)%
CO2	14.4	15.1	(4.6)%	27.0	28.4	(4.9)%
Syrup and other	1.2	2.0	(40.0)%	2.0	16.2	(87.7)%
Corn oil	1.0	0.9	11.1%	2.4	2.4	—%
Total Western Production	78.4	79.8	(1.8)%	151.3	180.6	(16.2)%

Total Essential Ingredients Sold	288.4	289.8	(0.5)%	599.2	603.2	(0.7)%

Essential Ingredients return % (2)
Pekin Campus Return	44.2%	48.8%	(9.4)%	46.1%	50.0%	(7.8)%
Western Production Return	50.8%	35.1%	44.7%	49.9%	37.4%	33.4%
Consolidated Total Return	45.2%	45.6%	(0.9)%	46.7%	47.8%	(2.3)%

(1)	Assumes corn conversion of 2.80 gallons of alcohol per bushel of corn.

(2)	Essential ingredients revenues as a percentage of total corn costs consumed.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent

Net sales	$218,436	$236,468	$(18,032)	(7.6)%	$444,976	$477,097	$(32,121)	(6.7)%
Cost of goods sold	220,373	228,915	(8,542)	(3.7)%	448,720	471,944	(23,224)	(4.9)%
Gross profit (loss)	$(1,937)	$7,553	$(9,490)	NM *	$(3,744)	$5,153	$(8,897)	NM *
Percentage of net sales	(0.9)%	3.2%			(0.8)%	1.1%

*	Not meaningful

Three Months ended June 30, 2025 as compared to the Three Months ended June 30, 2024

Net Sales

The decrease in our consolidated net sales for the three months ended June 30, 2025 as compared to the same period in 2024 is primarily attributable to lower average sales prices per gallon for both specialty alcohol and renewable fuel as well as lower average sales prices of essential ingredients due to a lower commodity price environment. In addition, we had lower sales of renewable fuel, specialty alcohol and essential ingredients due to the cold-idling of our Magic Valley plant at the end of 2024 and logistical constraints at our Pekin Campus due to a damaged loading dock starting in April 2025.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment declined by $6.5 million, or 6%, to $94.2 million for the three months ended June 30, 2025 as compared to $100.7 million for the same period in 2024. Our total volume of production gallons sold decreased by 2.7 million gallons, or 5%, to 48.1 million gallons for the three months ended June 30, 2025 as compared to 50.8 million gallons for the same period in 2024. The decrease of $0.03, or 2%, in the segment’s average sales price per gallon for the three months ended June 30, 2025 as compared to the same period in 2024 reduced our net sales from the segment by $1.4 million. With the segment’s average sales price per gallon of $1.95 for the three months ended June 30, 2025, we generated $5.1 million less in net sales from the 2.7 million fewer gallons of alcohol sold in the three months ended June 30, 2025 as compared to the same period in 2024.

Net sales of essential ingredients from our Pekin Campus production segment improved by $0.2 million, or less than 1%, to $39.6 million for the three months ended June 30, 2025 as compared to $39.4 million for the same period in 2024. Our total volume of essential ingredients sold remained stable at 210,000 tons for the three months ended June 30, 2025 and 2024. The increase of $0.92, or less than 1%, in the segment’s average sales price per ton for the three months ended June 30, 2025 as compared to the same period in 2024 increased our net sales from the segment by $0.2 million.

Marketing and Distribution Segment

Net sales of alcohol from our marketing and distribution segment, excluding intersegment sales, declined by $12.0 million, or 17%, to $58.2 million for the three months ended June 30, 2025 as compared to $70.2 million for the same period in 2024.

Our volume of third-party alcohol sold reported gross by the segment decreased by 4.7 million gallons, or 14%, to 29.7 million gallons for the three months ended June 30, 2025 as compared to 34.4 million gallons for the same period in 2024. With the segment’s average sales price per gallon of $1.96 for the three months ended June 30, 2025, we realized $2.8 million less in net sales from the 4.7 million fewer gallons of third-party alcohol sold gross in the three months ended June 30, 2025 as compared to the same period in 2024.

The $0.08 per gallon, or 4%, decrease in the segment’s average sales price per gallon for the three months ended June 30, 2025 as compared to the same period in 2024 resulted in a $9.2 million decline in our net sales from third-party renewable fuel sold by the segment.

Western Production Segment

Net sales of alcohol from our Western production segment declined by $0.9 million, or 5%, to $16.6 million for the three months ended June 30, 2025 as compared to $17.5 million for the same period in 2024. Our total volume of alcohol sold decreased by 0.7 million gallons, or 8%, to 8.3 million gallons for the three months ended June 30, 2025 as compared to 9.0 million gallons for the same period in 2024. With the segment’s average sales price per gallon of $2.00 for the three months ended June 30, 2025, we realized $1.4 million less in net sales from the 0.7 million fewer gallons of alcohol sold in the three months ended June 30, 2025 as compared to the same period in 2024. The increase of $0.06, or 3%, in the segment’s average sales price per gallon for the three months ended June 30, 2025 as compared to the same period in 2024 increased our net sales from the segment by $0.5 million.

Net sales of essential ingredients from our Western production segment increased by $2.3 million, or 39%, to $8.2 million for the three months ended June 30, 2025 as compared to $5.9 million for the same period in 2024. Our total volume of essential ingredients sold decreased 1,400 tons, or 2%, to 78,400 tons for the three months ended June 30, 2025 from 79,800 tons for the same period in 2024. The increase of $30.67, or 41%, in our average sales price per ton for the three months ended June 30, 2025 as compared to the same period in 2024 increased our net sales of essential ingredients from the segment by $2.5 million. With the segment’s average sales price per ton of $105.23 for the three months ended June 30, 2025, we generated $0.2 million less in net sales from the 1,400 fewer tons of essential ingredients sold in the three months ended June 30, 2025 as compared to the same period in 2024.

Corporate and other

Net sales of alcohol from corporate and other declined by $1.1 million, or 40%, to $1.7 million for the three months ended June 30, 2025 as compared to $2.8 million for the same period in 2024. These sales are from Eagle Alcohol’s business.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit (loss) declined to a gross loss of $1.9 million for the three months ended June 30, 2025 from gross profit of $7.6 million for the same period in 2024, representing a gross margin of negative 0.9% and positive 3.2% for the three months ended June 30, 2025 and 2024, respectively.

Our consolidated gross profit declined due to lower sales and lower gross margins driven by a few key factors. Our period-over-period change in unrealized non-cash derivatives was negative $13.2 million and our realized derivative gain was $7.6 million, resulting in a net unfavorable change of $5.6 million compared to the same period in 2024.

Although crush margins continued to improve during the second quarter, market crush was on average 10 cents per gallon lower than for the same period in 2024, totaling $5.5 million of lower crush margin for the second quarter of 2025.

In addition, high quality alcohol premiums were 15 cents per gallon less in the second quarter than for the same period in 2024 due to increased competition during the annual contracting process. This premium differential translated to $3.0 million in margin, which we were able to offset by shifting higher volumes into more profitable ISCC export markets, demonstrating the benefits of our strategy to diversify production to take advantage of market opportunities. Our essential ingredients return at our Pekin Campus declined to 44.2% but without affecting profitability as we offset the impact with our effective hedging strategy.

The total adverse impact to gross profit of our loading dock outage was $2.7 million for the second quarter. We are working with our insurance carrier to recover losses in excess of our deductibles.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit, net of intercompany activity, declined by $16.0 million to a gross loss of $5.1 million for the three months ended June 30, 2025 as compared to gross profit of $10.9 million for the same period in 2024. Of this decline, $16.3 million is attributable to lower alcohol sales margins, partially offset by $0.3 million attributable to lower sales volumes at negative margins.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit, net of intercompany activity, increased by $1.0 million to a gross profit of $1.5 million for the three months ended June 30, 2025 as compared to a gross profit of $0.5 million for the same period in 2024. Of this improvement, $1.3 million is attributable to higher margins from sales of third-party renewable fuel, partially offset by $0.3 million attributable to lower sales volumes.

Western Production Segment

Our Western production segment’s gross profit, net of intercompany activity, increased by $5.3 million to a gross profit of $1.6 million for the three months ended June 30, 2025 as compared to a gross loss of $3.7 million for the same period in 2024. Of this improvement, $5.4 million is attributable to higher renewable fuel margins, partially offset by $0.1 million attributable to lower sales volumes.

Corporate and other

Gross profit from corporate and other increased by $0.2 million to a breakeven gross profit for the three months ended June 30, 2025 as compared to a gross loss of $0.2 million for the same period in 2024, all of which were from Eagle Alcohol’s business.

Six Months ended June 30, 2025 as compared to the Six Months ended June 30, 2024

Net Sales

The decrease in our consolidated net sales for the six months ended June 30, 2025 as compared to the same period in 2024 is primarily attributable to lower sales of renewable fuel and essential ingredients, partially offset by higher average sales prices per gallon from both our western production and marketing and distribution segments.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment declined by $7.6 million, or 4%, to $201.4 million for the six months ended June 30, 2025 as compared to $209.0 million for the same period in 2024. Our total volume of production gallons sold decreased by 3.2 million gallons, or 3%, to 104.7 million gallons for the six months ended June 30, 2025 as compared to 107.9 million gallons for the same period in 2024. The decrease of $0.02, or 1%, in the segment’s average sales price per gallon for the six months ended June 30, 2025 as compared to the same period in 2024 reduced our net sales from the segment by $1.8 million. With the segment’s average sales price per gallon of $1.92 for the six months ended June 30, 2025, we generated $5.8 million less in net sales from the 3.2 million fewer gallons of alcohol sold in the six months ended June 30, 2025 as compared to the same period in 2024.

Net sales of essential ingredients from our Pekin Campus production segment declined by $1.9 million, or 2%, to $84.2 million for the six months ended June 30, 2025 as compared to $86.1 million for the same period in 2024. Our total volume of essential ingredients sold increased by 25,300 tons, or 6%, to 447,900 tons for the six months ended June 30, 2025 from 422,600 tons for the same period in 2024. The decrease of $15.74, or 8%, in the segment’s average sales price per ton for the six months ended June 30, 2025 as compared to the same period in 2024 reduced our net sales from the segment by $6.6 million. With the segment’s average sales price per ton of $187.95 for the six months ended June 30, 2025, we generated $4.7 million in additional net sales from the 25,300 additional tons of essential ingredients sold in the six months ended June 30, 2025 as compared to the same period in 2024.

Marketing and Distribution Segment

Net sales of alcohol from our marketing and distribution segment, excluding intersegment sales, declined by $17.5 million, or 14%, to $107.2 million for the six months ended June 30, 2025 as compared to $124.7 million for the same period in 2024.

Our volume of third-party renewable fuel sold reported gross by the segment decreased by 10.0 million gallons, or 16%, to 54.1 million gallons for the six months ended June 30, 2025 as compared to 64.1 million gallons for the same period in 2024. With the segment’s average sales price per gallon of $1.98 for the six months ended June 30, 2025, we realized $19.8 million less in net sales from the 10.0 million fewer gallons of third-party renewable fuel sold gross in the six months ended June 30, 2025 as compared to the same period in 2024. The $0.04 per gallon, or 2%, increase in the segment’s average sales price per gallon for the six months ended June 30, 2025 as compared to the same period in 2024 resulted in a $2.3 million increase in our net sales from third-party renewable fuel sold by the segment.

Western Production Segment

Net sales of alcohol from our Western production segment declined by $4.9 million, or 13%, to $32.8 million for the six months ended June 30, 2025 as compared to $37.7 million for the same period in 2024. Our total volume of alcohol sold decreased by 3.6 million gallons, or 18%, to 16.6 million gallons for the six months ended June 30, 2025 as compared to 20.2 million gallons for the same period in 2024. With the segment’s average sales price per gallon of $1.98 for the six months ended June 30, 2025, we generated $7.1 million less in net sales from the 3.6 million fewer gallons of alcohol sold in the six months ended June 30, 2025 as compared to the same period in 2024. The increase of $0.12, or 7%, in the segment’s average sales price per gallon for the six months ended June 30, 2025 as compared to the same period in 2024 increased our net sales from the segment by $2.2 million.

Net sales of essential ingredients from our Western production segment increased by $2.3 million, or 17%, to $16.1 million for the six months ended June 30, 2025 as compared to $13.8 million for the same period in 2024. Our total volume of essential ingredients sold decreased 29,300 tons, or 16%, to 151,300 tons for the six months ended June 30, 2025 from 180,600 tons for the same period in 2024. The increase of $29.85, or 39%, in our average sales price per ton for the six months ended June 30, 2025 as compared to the same period in 2024 increased our net sales of essential ingredients from the segment by $5.4 million. With the segment’s average sales price per ton of $106.13 for the six months ended June 30, 2025, we generated $3.1 million less in net sales from the 29,300 fewer tons of essential ingredients sold in the six months ended June 30, 2025 as compared to the same period in 2024.

Corporate and other

Net sales of alcohol from corporate and other declined by $2.5 million, or 43%, to $3.3 million for the six months ended June 30, 2025 as compared to $5.8 million for the same period in 2024. These sales are from Eagle Alcohol’s business.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit declined to a gross loss of $3.7 million for the six months ended June 30, 2025 from gross profit of $5.2 million for the same period in 2024, representing a gross margin of negative 0.8% and positive 1.1% for the six months ended June 30, 2025 and 2024, respectively.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit, net of intercompany activity, declined by $23.5 million to a gross loss of $7.8 million for the six months ended June 30, 2025 as compared to gross profit of $15.7 million for the same period in 2024. Of this decline, $23.8 million is attributable to lower alcohol sales margins, partially offset by $0.3 million attributable to lower sales volumes.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit, net of intercompany activity, improved by $2.4 million to a gross profit of $3.8 million for the six months ended June 30, 2025 as compared to a gross profit of $1.4 million for the same period in 2024. Of this improvement $3.1 million is attributable primarily to higher margins from sales of third-party renewable fuel, partially offset by $0.7 million from lower sales volumes for the six months ended June 30, 2025 as compared to the same period in 2024.

Western Production Segment

Our Western production segment’s gross profit, net of intercompany activity, improved by $12.4 million to a gross profit of $0.4 million for the six months ended June 30, 2025 as compared to a gross loss of $12.0 million for the same period in 2024. Of this improvement, $12.5 million is attributable to higher renewable fuel margins and increased CO2 sales, partially offset by $0.1 million attributable to lower sales volumes.

Corporate and other

Gross profit from corporate and other declined by $0.2 million to a gross loss of $0.1 million for the six months ended June 30, 2025 as compared to gross profit of $0.1 million for the same period in 2024, all of which were from Eagle Alcohol’s business.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Selling, general and administrative expenses	$6,171	$8,961	$(2,790)	(31.1)%	$13,361	$16,893	$(3,532)	(20.9)%
Percentage of net sales	2.8%	3.8%			3.0%	3.5%

Our SG&A expenses declined for the three and six months ended June 30, 2025 as compared to the same periods in 2024. The period over period decreases in SG&A expenses are primarily due to a $1.1 million reduction in acquisition-related expenses for our acquisition of Eagle Alcohol, a $0.9 million decrease in compensation expenses from our efforts to rationalize our business and right size our staffing to better align with our current operational footprint and a $0.9 million reduction in non-cash stock compensation. We are now exceeding our target annualized overhead savings of $8.0 million. We also took additional steps to further lower our future costs, including, for example, negotiating lower property taxes, improving terms with suppliers, reducing reliance on outside services and other changes which we expect, in aggregate, will make a meaningful difference to our future profitability.

Net Loss Attributable to Common Stockholders

The following table presents our net loss attributable to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Net loss attributable to common stockholders	$(11,312)	$(3,422)	$7,890	230.6%	$(23,303)	$(15,462)	$7,841	50.7%
Percentage of net sales	(5.2)%	(1.4)%			(5.2)%	(3.2)%

The increase in our net loss attributable to common stockholders for the three and six months ended June 30, 2025 as compared to the same periods in 2024 is primarily due to higher unrealized non-cash derivative losses, lower crush margins, lower high quality alcohol premiums and the impact of our loading dock outage, as discussed above.

Liquidity and Capital Resources

During the six months ended June 30, 2025, we funded our operations primarily from cash on hand and proceeds from Kinergy’s operating line of credit. In addition to funding our operations, our capital resources were used to purchase Kodiak Carbonic, make our final payments relating to our acquisition of Eagle Alcohol and for capital expenditures. As of June 30, 2025, we had $30.5 million in cash, cash equivalents and restricted cash, $4.8 million available for borrowing under Kinergy’s operating line of credit and $65.0 million that may be available for capital improvement projects under our Orion term loan, subject to certain conditions. As of June 30, 2025, our derivative net asset position was $1.7 million. We believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs for at least the next twelve months from the date of this report.

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

	June 30, 2025	December 31, 2024	Change
Cash, cash equivalents and restricted cash	$30,491	$36,211	(15.8)%
Current assets	$149,725	$153,118	(2.2)%
Property and equipment, net	$207,997	$214,742	(3.1)%
Current liabilities	$42,513	$57,804	(26.5)%
Long-term debt, noncurrent portion	$118,323	$92,904	27.4%
Working capital	$107,212	$95,314	12.5%
Working capital ratio	3.52	2.65	32.8%

Restricted Net Assets

At June 30, 2025, we had approximately $49.5 million of net assets at our subsidiaries that were not available to be transferred to Alto Ingredients, Inc. in the form of dividends, distributions, loans or advances due to restrictions contained in our subsidiaries’ credit facilities.

Changes in Working Capital and Cash Flows

Working capital improved to $107.2 million at June 30, 2025 from $95.3 million at December 31, 2024 as a result of a decrease of $15.3 million in current liabilities, partially offset by a decrease of $3.4 million in current assets.

Current assets decreased primarily due to a decrease in cash and cash equivalents and restricted cash, partially offset by an increase in inventories from December 31, 2024.

Our current liabilities decreased primarily due to lower accounts payable and accrued liabilities as a result of the timing of payments, and a decrease in other current liabilities as we paid the remaining purchase price for our acquisition of Eagle Alcohol.

Our cash, cash equivalents and restricted cash declined by $5.7 million due to $19.1 million in cash used in our operating activities and $10.5 million in cash used in our investing activities, partially offset by $23.9 million in cash provided by our financing activities.

Cash used in our Operating Activities

We used $19.1 million of cash in our operations for the six months ended June 30, 2025 as compared to $12.3 million for the same period in 2024. Significant factors that contributed to the change in cash provided by our operating activities include:

●	a decrease of $12.5 million related to lower inventories due to reduced production volumes and the timing of sales;

●	an increase of $7.8 million in net loss due to lower margins; and

●	a decrease of $1.5 million related to other assets, primarily due to the timing of payments on prepaid assets.

These amounts were partially offset by:

●	an increase of $7.2 million related to period-end commodity prices applicable to our derivative instruments; and

●	an increase of $5.8 million related to changes in accounts receivable balances due to the timing of our collections.

Cash used in our Investing Activities

We used a total of $10.5 million in cash during the period for our acquisition of Kodiak Carbonic, the final payment for our acquisition of Eagle Alcohol and various capital expenditures. During the second quarter, we used $0.5 million for capital expenditures, an amount much lower than historical averages to manage liquidity and focus on our priorities.

Cash provided by our Financing Activities

Cash provided by our financing activities was $23.9 million for the six months ended June 30, 2025, which reflects net proceeds of $24.5 million from Kinergy’s operating line of credit, partially offset by $0.6 million in preferred stock dividends paid.

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

We believe Kinergy and Alto Nutrients are in compliance with the fixed-charge coverage ratio financial covenant as of the filing of this report. The following table sets forth the fixed-charge coverage ratio financial covenant and the actual results for the periods presented:

	Three Months Ended June 30,		Years Ended December 31,
	2025	2024	2024	2023

Fixed-Charge Coverage Ratio Requirement	1.10	1.10	1.10	1.10
Actual	3.64	4.29	3.53	5.22
Excess	2.54	3.19	2.43	4.12

Alto Ingredients, Inc. has guaranteed all of Kinergy’s obligations under the credit facility. As of June 30, 2025, Kinergy had an outstanding balance of $64.2 million and $4.8 million of unused borrowing availability under the credit facility.

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

We must prepay amounts outstanding under the Term Loan on a semi-annual basis on each June 30th and December 31st in an amount equal to a percentage of our excess cash flow based on a specified leverage ratio, as follows: (i) if our leverage ratio is greater than or equal to 3.0x, then the mandatory prepayment amount will equal 100% of our excess cash flow, (ii) if our leverage ratio is less than 3.0x and greater than or equal to 1.5x, then the mandatory prepayment amount will equal 50% of our excess cash flow, and (iii) if our leverage ratio is less than 1.5x, then the mandatory prepayment amount will equal 25% of our excess cash flow. No prepayment was made or required to be made for the three and six months ended June 30, 2025 and 2024.

As of June 30, 2025 and December 31, 2024, the principal amount outstanding under the Term Loan was $60.0 million.

Other Cash Obligations

As of June 30, 2025, we had future commitments for certain capital projects totaling $11.5 million. These commitments are scheduled to be satisfied through 2025.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized net gains of $4.4 million and $11.6 million related to the changes in the fair values of these contracts for the six months ended June 30, 2025 and 2024, respectively.

We prepared a sensitivity analysis as of June 30, 2025 to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The analysis uses average Chicago Mercantile Exchange prices for the year and does not factor in future contracted volumes. The results of this analysis for the six months ended June 30, 2025, which may differ materially from actual results, are as follows (in millions):

Commodity	Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	132.1	Gallons	$(13.5)
Corn	27.9	Bushels	$(12.9)

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2025 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

For example, in late April 2025, during a period of rapidly rising river levels, our loadout dock at our Pekin Campus was damaged, negatively impacting production and logistics, and requiring our use of more costly third-party river transload vendors to minimize business interruption. In addition, in the first quarter of 2024, extreme cold weather conditions in January at our Pekin Campus restricted barge deliveries and increased standby fees. To manage inventory levels, we transported more product by rail, a higher cost mode of transportation. Cold weather conditions also required us to shift to lower margin feed products and reduced our production rates across our Pekin Campus, hindering our ability to produce specialty alcohol at full capacity. In the third quarter of 2023 we experienced unusually high unscheduled production downtime for repairs and maintenance which reduced sales volumes and profits.

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

We have incurred significant losses and negative operating cash flow in the past. For example, for the three and six months ended June 30, 2025, we incurred consolidated net losses of approximately $11.3 million and $23.3 million, respectively, and for the six months ended June 30, 2025, we incurred negative operating cash flow of approximately $19.1 million. For the years ended December 31, 2024, 2023 and 2022, we incurred consolidated net losses of approximately $59.0 million, $28.0 million and $41.6 million, respectively. For the year ended December 31, 2024, we incurred negative operating cash flow of $3.5 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

We are engaged in multiple capital improvement projects. These projects, and their financing, costs, timing and effects, are based on our plans, expectations and various assumptions that may not eventuate. We may therefore be unable to timely achieve, or achieve at all, the results we expect.

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

Capital improvement projects require significant outlays of capital and are often subject to material execution risks and delays. Our CCS project in particular requires EPA approval but the EPA’s own projected timeline for approval has lengthened and may lengthen further. Moreover, our Class VI permit application with the EPA for our CCS project contemplates CO2 sequestration directly through the Mahomet aquifer in Illinois; however, Illinois Senate Bill 1723, which was signed into law on August 1, 2025, prohibits CO2 sequestration directly through that aquifer. This legislation impacts our current CCS project plans and may necessitate a more costly, or less profitable, carbon capture and storage solution, such as carbon transportation via barge instead of through pipelines.

In addition, our CCS project may be adversely affected by the SAFE CCS Act or the United States Supreme Court’s decision in the case of Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., or any of them. If we continue with a pipeline solution for our CCS project, the timing and economics of the project may also be adversely affected by new rules proposed by the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration that impose stronger standards for CO2 pipelines and establish new standards for transporting CO2 in a gaseous state via pipeline, adding additional requirements and costs to the project.

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

We can provide no assurances that our projects will be completed, or if completed, will be completed timely or within budget. We also can provide no assurances that our project assumptions will reflect prevailing future conditions or that our projects will achieve the results we expect. Failure to achieve our expected results may have a material adverse effect on our business, financial condition and results of operations.

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

We may be unable to qualify for and receive anticipated Section 45Z tax credit benefits available to low carbon fuel producers.

Section 45Z of the Inflation Reduction Act of 2022 allows low carbon fuel producers to apply for and receive substantial tax credits based on the carbon intensity of the fuel they produce. We expect our Colombia plant and our Pekin Campus dry mill to participate in applying for Section 45Z tax credits. Our ability to qualify for and receive these tax credits will depend on our ability to produce low carbon fuel in anticipated amounts at current and expected carbon intensities. If we are unable to produce low carbon fuel in anticipated amounts, including as a result of plant outages or other reasons, or fail to achieve the required, or our expected, carbon intensities, we will be unable to qualify for and receive Section 45Z tax credits in projected amounts, which may materially and adversely harm our results of operations and financial condition.

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

Our CCS project may be adversely affected by the SAFE CCS Act, Illinois Senate Bill 1723 and other Regulations.

The SAFE CCS Act was signed into law in Illinois in July 2024. We are pursuing at our Pekin Campus, located in Illinois, a CCS project that will require significant financial and personnel resources. Our CCS project is our most important long-term capital improvement initiative. The SAFE CCS Act establishes stringent safety, financial and insurance requirements on CO2 pipelines and imposes a moratorium on the construction of new CO2 pipelines until the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration finalizes its new safety rules or July 1, 2026, whichever occur sooner. If we continue with a pipeline solution, the SAFE CCS Act will result in increased compliance and other requirements likely adding costs and potentially adding time to complete our CCS project. In addition, in January 2025, the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration proposed new rules that impose stronger standards for CO2 pipelines and establish new standards for transporting CO2 in a gaseous state via pipeline, adding additional requirements and costs to any CCS project using pipelines for CO2 transportation and storage.

On August 1, 2025, new legislation in Illinois (Senate Bill 1723), was signed into law that amends the Illinois Environmental Protection Act to provide that carbon storage activity shall not be conducted within a storage facility that overlies, underlies or passes through a sole-source aquifer. This legislation impacts our current CCS project plans and may necessitate a more costly, or less profitable, carbon capture and storage solution, such as carbon transportation via barge instead of through pipelines.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, or any of the other risks or uncertainties discussed in this report, many of which are beyond our control:

●	fluctuations in our quarterly or annual operating results;

●	fluctuations in the market prices of our products;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	the timing, cost and effects of, and our ability to fund, our capital improvement projects, including our CCS initiative;

●	regulatory developments or increased enforcement relating to our initiatives and projects or to our business, including our CCS initiative;

●	our ability to qualify for and receive Section 45Z tax credits under the Inflation Reduction Act of 2022 for low carbon fuel, including in the anticipated amounts and at the expected times;

●	anticipated trends in our financial condition and results of operations;

●	our ability to obtain any necessary financing;

●	the volume and timing of the receipt of orders for our products from major customers, including annual contracted sales volumes for our specialty alcohols;

●	competitive pricing pressures;

●	changes in market valuations of companies similar to us;

●	stock market price and volume fluctuations generally;

●	additions or departures of key personnel;

●	environmental, product or other liabilities we may incur;

●	our financing activities and future sales of our common stock or other securities; and

●	our ability to maintain contracts that are critical to our operations.

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

For the three months ended June 30, 2025, in connection with satisfying our withholding requirements, we withheld the following number of shares of our common stock and remitted cash payments to cover the minimum withholding tax amounts, thereby effectively repurchasing from the employees such number of shares of our common stock at the following deemed purchase prices:

Month	Number of Shares Withheld	Deemed Purchase Price Per Share	Aggregate Purchase Price
April	340,886	$1.12	$381,792
May	—	$—	$—
June	—	$—	$—

Dividends

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of specified financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends.

For the three and six months ended June 30, 2025 and 2024, we accrued and paid in cash an aggregate of $0.3 million and $0.6 million, respectively, in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

ALTO INGREDIENTS, INC.

Dated: August 8, 2025	By:	/s/ ROBERT R. OLANDER
Robert R. Olander
Chief Financial Officer
(Principal Financial and Accounting Officer)