Form 10-Q
period 2025-09-30
Alto Ingredients, Inc.
filed 2025-11-07
CIK 778164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, there were 77,342,488 shares of Alto Ingredients, Inc. common stock, $0.001 par value per share, and 896 shares of Alto Ingredients, Inc. non-voting common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2025	2024
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$32,516	$35,469
Restricted cash	623	742
Accounts receivable (net of allowance for credit losses of $19 and $23, respectively)	54,757	58,217
Inventories	53,390	49,914
Derivative instruments	3,602	3,313
Other current assets	6,035	5,463
Total current assets	150,923	153,118
Property and equipment, net	203,528	214,742
Other Assets:
Right of use operating lease assets, net	18,001	20,553
Intangible assets, net	7,730	4,509
Other assets	8,292	8,516
Total other assets	34,023	33,578
Total Assets	$388,474	$401,438

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2024.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	September 30,	December 31,
	2025	2024
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,521	$20,369
Accrued liabilities	16,191	24,214
Current portion – operating leases	5,140	4,851
Derivative instruments	108	1,177
Other current liabilities	5,459	7,193
Total current liabilities	42,419	57,804

Long-term debt, net	100,598	92,904
Operating leases, net of current portion	13,955	16,913
Other liabilities	9,100	8,754
Total Liabilities	166,072	176,375
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of September 30, 2025 and December 31, 2024; liquidation preference of $18,075 as of September 30, 2025	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 77,342 and 76,565 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	77	77
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,050,929	1,044,176
Accumulated other comprehensive income	4,975	4,975
Accumulated deficit	(833,580)	(824,166)
Total Stockholders’ Equity	222,402	225,063
Total Liabilities and Stockholders’ Equity	$388,474	$401,438

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2024.

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$240,986	$251,814	$685,962	$728,911
Cost of goods sold	217,492	245,854	666,212	717,798
Gross profit	23,494	5,960	19,750	11,113
Selling, general and administrative expenses	(6,514)	(7,510)	(19,875)	(24,403)
Gain on sale of assets	—	830	—	830
Income (loss) from operations	16,980	(720)	(125)	(12,460)
Interest expense, net	(2,800)	(1,867)	(8,340)	(5,170)
Other income (expense), net	28	146	(3)	358
Income (loss) before provision for income taxes	14,208	(2,441)	(8,468)	(17,272)
Provision for income taxes	—	—	—	—
Net income (loss)	$14,208	$(2,441)	$(8,468)	$(17,272)
Preferred stock dividends	$(319)	$(319)	$(946)	$(950)
Net income (loss) attributable to common stockholders	$13,889	$(2,760)	$(9,414)	$(18,222)
Net income (loss) per share, basic and diluted	$0.19	$(0.04)	$(0.13)	$(0.25)
Weighted-average shares outstanding, basic and diluted	74,777	73,835	74,415	73,364

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net loss	$(8,468)	$(17,272)
Adjustments to reconcile net loss to
Net cash provided by operating activities:
Depreciation and amortization	18,888	17,860
Gains on derivative instruments	(10,179)	(9,002)
Gain on sale of assets	—	(830)
Stock-based compensation	2,180	3,650
Amortization of deferred financing fees	759	761
Amortization of debt discount	599	602
Credit loss recovery	(4)	(23)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	3,180	6,714
Inventories	(3,322)	8,434
Other assets	2,723	4,702
Operating leases	(4,883)	(4,424)
Accounts payable and accrued liabilities	2,232	(4,903)
Net cash provided by operating activities	3,705	6,269
Investing Activities:
Additions to property and equipment	(2,649)	(9,788)
Proceeds from sale of assets	—	400
Purchase of Kodiak Carbonic, net of cash acquired	(7,278)	—
Deferred purchase price payments for Eagle Alcohol	(2,240)	(2,800)
Net cash used in investing activities	(12,167)	(12,188)
Financing Activities:
Net proceeds from (payments on) Kinergy’s line of credit	6,336	(117)
Preferred stock dividends paid	(946)	(950)
Net cash provided by (used in) financing activities	5,390	(1,067)
Net change in cash, cash equivalents and restricted cash	(3,072)	(6,986)
Cash, cash equivalents and restricted cash at beginning of period	36,211	45,480
Cash, cash equivalents and restricted cash at end of period	$33,139	$38,494

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$32,516	$33,591
Restricted cash	623	4,903
Total cash, cash equivalents and restricted cash	$33,139	$38,494
Supplemental Information:
Interest paid	$6,970	$6,211
Proceeds from sale of assets – note receivable	$—	$1,012
Capitalized interest	$—	$2,411
Shares vested for Eagle Alcohol	$5,000	$—

See accompanying notes to consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances, January 1, 2025	927	$1	76,565	$77	$1,044,176	$(824,166)	$4,975	$225,063
Stock-based compensation	—	—	—	—	848	—	—	848
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(68)	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	—	(11,679)	—	(11,679)
Balances, March 31, 2025	927	$1	76,497	$77	$1,045,024	$(836,157)	$4,975	$213,920
Stock-based compensation	—	—	—	—	626	—	—	626
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	704	—	(389)	—	—	(389)
Shares vested for Eagle Alcohol	—	—	—	—	5,000	—	—	5,000
Preferred stock dividends	—	—	—	—	—	(315)	—	(315)
Net loss	—	—	—	—	—	(10,997)	—	(10,997)
Balances, June 30, 2025	927	$1	77,201	$77	$1,050,261	$(847,469)	$4,975	$207,845
Stock-based compensation	—	—	—	—	706	—	—	706
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	141	—	(38)	—	—	(38)
Preferred stock dividends	—	—	—	—	—	(319)	—	(319)
Net income	—	—	—	—	—	14,208	—	14,208
Balances, September 30, 2025	927	$1	77,342	$77	$1,050,929	$(833,580)	$4,975	$222,402
Balances, January 1, 2024	927	$1	75,703	$76	$1,040,912	$(763,913)	$2,481	$279,557
Stock-based compensation	—	—	—	—	1,142	—	—	1,142
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	1,315	1	(1)	—	—	—
Preferred stock dividends	—	—	—	—	—	(315)	—	(315)
Net loss	—	—	—	—	—	(11,725)	—	(11,725)
Balances, March 31, 2024	927	$1	77,018	$77	$1,042,053	$(775,953)	$2,481	$268,659
Stock-based compensation	—	—	—	—	1,646	—	—	1,646
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(373)	—	(1,060)	—	—	(1,060)
Preferred stock dividends	—	—	—	—	—	(316)	—	(316)
Net loss	—	—	—	—	—	(3,106)	—	(3,106)
Balances, June 30, 2024	927	$1	76,645	$77	$1,042,639	$(779,375)	$2,481	$265,823
Stock-based compensation	—	—	—	—	862	—	—	862
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(20)	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(319)	—	(319)
Net loss	—	—	—	—	—	(2,441)	—	(2,441)
Balances, September 30, 2024	927	$1	76,625	$77	$1,043,501	$(782,135)	$2,481	$263,925

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

As discussed in Note 2, on January 1, 2025, the Company’s wholly-owned subsidiary, Alto Carbonic, LLC (“Alto Carbonic”), acquired Kodiak Carbonic, LLC, a beverage-grade liquid CO2 processor, for $7.6 million. Alto Carbonic’s facility is co-located at the Company’s Columbia ethanol plant in Boardman, Oregon. The Company began reporting the results of Alto Carbonic in the Company’s Western Production segment on January 1, 2025.

The Company produces and distributes renewable fuels, essential ingredients and specialty alcohols. The Company also markets fuel-grade ethanol produced by third parties. The Company’s production facilities in Pekin, Illinois are located in the heart of the Corn Belt. The Company’s two production facilities in Boardman, Oregon and Burley, Idaho are located in close proximity to both feed and fuel-grade ethanol customers.

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

The Company’s production facilities, other than its Magic Valley plant located in Burley, Idaho, were operating for all periods presented subject to scheduled and unscheduled downtimes to address facility repair and maintenance. In January 2024, the Company temporarily hot-idled its Magic Valley facility to minimize losses from negative regional crush margins and to expedite the installation of additional equipment to achieve the intended production rate, quality and consistency from the Company’s corn oil and high protein system at the facility. The Company restarted its Magic Valley facility in July 2024 and by October 2024, the facility consistently achieved average ethanol production rates at full capacity, the protein content yield from the plant reached 50% or greater, and the Company was able to expand its corn oil yields. Increases in regional corn basis and declining market prices for protein and corn oil resulted in overall margin compression, outweighing the economic benefits of these plant improvements. As a consequence, the Company cold-idled its Magic Valley facility on December 31, 2024 to minimize financial losses. The Company continues to provide terminal services at the plant.

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

Of the accounts receivable balance, approximately $46,146,000 and $44,750,000 at September 30, 2025 and December 31, 2024, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for credit losses was $19,000 and $23,000 as of September 30, 2025 and December 31, 2024, respectively. The Company recorded a credit loss recovery of $3,000 and $24,000 for the three months ended September 30, 2025 and 2024, respectively. The Company recorded a credit loss recovery of $4,000 and $23,000 for the nine months ended September 30, 2025 and 2024, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

Kodiak Carbonic’s unaudited net sales for the three months ended September 30, 2025 and 2024 were $2.6 million and $1.4 million and its unaudited net income was $1.7 million and $0.5 million, respectively. Kodiak Carbonic’s unaudited net sales for the nine months ended September 30, 2025 and 2024 were $7.0 million and $4.1 million and its unaudited net income was $4.6 million and $1.4 million, respectively. The following table presents the Company’s unaudited pro forma combined financial information assuming the acquisition occurred on January 1, 2024 (dollars in thousands except per share amounts):

	Three Months Ended September 30,
	2025	2024

Revenues – pro forma	$240,986	$253,200
Net income (loss) attributable to common stockholders – pro forma	$13,889	$(2,189)
Basic and diluted net income (loss) per share – pro forma	$0.19	$(0.03)

	Nine Months Ended September 30,
	2025	2024

Revenues – pro forma	$685,962	$733,043
Net loss attributable to common stockholders – pro forma	$(9,414)	$(16,603)
Basic and diluted net loss per share – pro forma	$(0.13)	$(0.23)

The following allocation of the estimated purchase price assumes, with the exception of property and equipment and intangibles, that carrying values approximate fair value. Estimates of uncollectible accounts receivable are not considered material due to the short-term nature and customer collection history. The purchase price allocation is as follows (in thousands):

Cash and equivalents	$290
Accounts receivable	219
Inventories	154
Other assets	16

Total current assets	679

Property and equipment	3,564
Total tangible assets	$4,243
Current liabilities	$360
Total liabilities	$360

Net tangible assets acquired	$3,883
Customer relationships	3,685
Total Purchase Price	$7,568

For the identifiable intangible assets, the Company has estimated 9 years for useful lives for customer relationships. For the three and nine months ended September 30, 2025, the Company recorded amortization of these intangibles of $102,000 and $306,000, respectively. The Company did not incur any material acquisition costs.

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

The Company reports financial and operating performance in three reportable segments (1) Pekin production, which includes the entire campus in Pekin, Illinois (“Pekin Campus”), (2) marketing and distribution, which includes marketing and merchant trading for Company-produced specialty alcohols, fuel-grade ethanol and essential ingredients, and sales of fuel-grade ethanol sourced from third parties, and (3) Western production, which includes the Company’s two western production facilities in Boardman, Oregon and Burley, Idaho and, beginning for the three and nine months ended September 30, 2025, its liquid CO2 plant on an aggregated basis (“Western production”).

For the three and nine months ended September 30, 2025, capital expenditures incurred by the Pekin Campus segment were approximately $1.6 million and $2.6 million, respectively, and none for the Western production segment. For the three and nine months ended September 30, 2024, capital expenditures incurred by the Pekin Campus segment were approximately $0.2 million and $7.1 million, respectively, and $0.3 million and $2.7 million for the Western production segment, respectively. For all periods presented, there were no capital expenditures for the marketing and distribution segment.

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Sales
Pekin Campus production, recorded as gross:
Alcohol sales	$109,276	$106,459	$310,666	$315,494
Essential ingredient sales	45,307	41,217	129,490	127,297
Intersegment sales	283	321	764	927
Total Pekin Campus sales	154,866	147,997	440,920	443,718
Marketing and distribution:
Alcohol sales, gross	$58,595	$54,531	$165,695	$179,118
Alcohol sales, net	74	71	215	169
Intersegment sales	2,497	2,862	7,338	8,002
Total marketing and distribution sales	61,166	57,464	173,248	187,289

Western production, recorded as gross:
Alcohol sales	$17,419	$36,395	$50,218	$74,084
Essential ingredient sales	8,017	10,408	24,076	24,184
Intersegment sales	513	8	1,281	(122)
Total Western production sales	25,949	46,811	75,575	98,146

Corporate and other	2,298	2,733	5,602	8,565
Intersegment eliminations	(3,293)	(3,191)	(9,383)	(8,807)
Net sales as reported	$240,986	$251,814	$685,962	$728,911

Cost of goods sold:
Pekin Campus production	$135,942	$141,823	$431,669	$423,135
Marketing and distribution	56,738	53,553	160,904	176,676
Western production	24,447	49,079	72,719	112,762
Corporate and other	2,063	2,952	5,449	8,690
Intersegment eliminations	(1,698)	(1,553)	(4,529)	(3,465)
Cost of goods sold as reported	$217,492	$245,854	$666,212	$717,798

Gross profit (loss):
Pekin Campus production	$18,924	$6,174	$9,251	$20,583
Marketing and distribution	4,428	3,911	12,344	10,613
Western production	1,502	(2,268)	2,856	(14,616)
Corporate and other	235	(219)	153	(125)
Intersegment eliminations	(1,595)	(1,638)	(4,854)	(5,342)
Gross profit as reported	$23,494	$5,960	$19,750	$11,113

Income (loss) before provision for income taxes:
Pekin Campus production	$14,694	$1,997	$(3,349)	$8,083
Marketing and distribution	2,105	1,626	5,468	3,733
Western production	(1,151)	(4,119)	(5,754)	(21,075)
Corporate and other	(1,440)	(1,945)	(4,833)	(8,013)
	$14,208	$(2,441)	$(8,468)	$(17,272)
Depreciation and amortization expense:
Pekin Campus production	$5,348	$5,328	$16,153	$15,733
Western production	738	502	2,221	1,445
Corporate and other	171	228	514	682
	$6,257	$6,058	$18,888	$17,860
Interest expense, net of capitalized interest:
Pekin Campus production	$623	$496	$1,849	$1,083
Marketing and distribution	86	98	249	291
Western production	1,399	619	4,188	1,848
Corporate and other	692	654	2,054	1,948
	$2,800	$1,867	$8,340	$5,170

The following table sets forth the Company’s total assets by operating segment (in thousands):

	September 30, 2025	December 31, 2024
Total assets:
Pekin Campus production	$228,979	$223,934
Marketing and distribution	97,855	102,895
Western production	42,975	44,992
Corporate and other	18,665	29,617
	$388,474	$401,438

4. INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, essential ingredients and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a valuation allowance of $0 and $2,050,000 as of September 30, 2025 and December 31, 2024, respectively. Inventory balances consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Finished goods	$35,198	$31,120
Work in progress	3,969	4,203
Raw materials	8,392	8,989
Other	5,831	5,602
Total	$53,390	$49,914

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on alcohol sales and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price. In addition, the Company hedges anticipated sales of alcohol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and nine months ended September 30, 2025 and 2024, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and alcohols by entering into exchange-traded futures contracts or options for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net gains of $5,809,000 and net losses of $2,566,000 as the change in the fair value of these contracts for the three months ended September 30, 2025 and 2024, respectively. The Company recognized net gains of $10,179,000 and $9,002,000 as the change in the fair value of these contracts for the nine months ended September 30, 2025 and 2024, respectively.

Non-Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of September 30, 2025
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$623
Commodity contracts	Derivative instruments	$3,602	Derivative instruments	$108

	As of December 31, 2024
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$742
Commodity contracts	Derivative instruments	$3,313	Derivative instruments	$1,177

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

The classification and amounts of the Company’s realized and unrealized gains and losses for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains
		For the Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2025	2024

Commodity contracts	Cost of goods sold	$3,968	$3,633
		$3,968	$3,633

		Realized Gains
		For the Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2025	2024

Commodity contracts	Cost of goods sold	$8,822	$923
		$8,822	$923

		Unrealized Gains (Losses)
		For the Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2025	2024

Commodity contracts	Cost of goods sold	$1,841	$(6,199)
		$1,841	$(6,199)

		Unrealized Gains
		For the Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2025	2024

Commodity contracts	Cost of goods sold	$1,357	$8,079
		$1,357	$8,079

6. DEBT.

Long-term borrowings are summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Kinergy line of credit	$46,013	$39,677
Orion term loan	60,000	60,000
	106,013	99,677
Less unamortized debt discount	(2,490)	(3,089)
Less unamortized debt financing costs	(2,925)	(3,684)
Less current portion	—	—
Long-term debt	$100,598	$92,904

Excess Availability – As of September 30, 2025, Kinergy had $20.3 million in unused borrowing availability under its line of credit and the Company had $65.0 million that may be available for capital improvement projects under its Orion term loan, subject to certain conditions.

7. COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At September 30, 2025, the Company had entered into sales contracts with its major customers to sell certain quantities of alcohol and essential ingredients. The Company had open indexed-price alcohol sales contracts for 66,860,000 gallons as of September 30, 2025 and open fixed-price alcohol sales contracts totaling $111,979,000 as of September 30, 2025. The Company had open fixed-price sales contracts for essential ingredients totaling $10,025,000 and open indexed-price sales contracts of essential ingredients for 61,000 tons as of September 30, 2025. These sales contracts are scheduled to be completed throughout 2025.

Purchase Commitments – At September 30, 2025, the Company had indexed-price purchase contracts to purchase 21,188,000 gallons of alcohol from its suppliers. The Company had fixed-price purchase contracts to purchase $8,997,000 of corn from its suppliers as of September 30, 2025. The Company had indexed-price contracts to purchase 10,974,000 MMBTU of natural gas as of September 30, 2025. The Company also had future commitments for certain capital projects totaling $6,257,000. These purchase commitments are scheduled to be satisfied throughout 2025.

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

For the three months ended September 30, 2025, the Retirement Plan’s net periodic benefit was $22,000, comprised of $313,000 in expected return on plan assets, partially offset by $234,000 in interest cost and $57,000 in service cost. For the nine months ended September 30, 2025, the Retirement Plan’s net periodic benefit was $65,000, comprised of $938,000 in expected return on plan assets, partially offset by $702,000 in interest cost and $171,000 in service cost. For the three months ended September 30, 2024, the Retirement Plan’s net periodic expense was $13,000, comprised of $222,000 in interest cost and $67,000 in service cost, partially offset by $276,000 of expected return on plan assets. For the nine months ended September 30, 2024, the Retirement Plan’s net periodic expense was $39,000, comprised of $666,000 in interest cost and $201,000 in service cost, partially offset by $828,000 of expected return on plan assets.

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

For the three months ended September 30, 2025, the Postretirement Plan’s net periodic expense was $25,000, comprised of $48,000 of interest cost and $4,000 of service cost, partially offset by $27,000 in amortization of net gains. For the nine months ended September 30, 2025, the Postretirement Plan’s net periodic expense was $75,000, comprised of $145,000 of interest cost and $11,000 of service cost, partially offset by $81,000 in amortization of net gains. For the three months ended September 30, 2024, the Postretirement Plan’s net periodic expense was $54,000, comprised of $49,000 in interest cost and $5,000 in service cost. For the nine months ended September 30, 2024, the Postretirement Plan’s net periodic expense was $162,000, comprised of $147,000 in interest cost and $15,000 in service cost.

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

The following table summarizes recurring and nonrecurring fair value measurements by level at September 30, 2025 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$3,602	$3,602	$—	$—
Liabilities:
Derivative instruments	$(108)	$(108)	$—	$—

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2024 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative instruments	$3,313	$3,313	$—	$—
Long-lived assets – Magic Valley	19,397	—	—	19,397
Defined benefit plan assets(1)
(pooled separate accounts):
Large U.S. Equity(2)	6,962	—	6,962	—	34%
Small/Mid U.S. Equity(3)	3,636	—	3,636	—	18%
International Equity(4)	2,762	—	2,762	—	14%
Fixed Income(5)	6,807	—	6,807	—	34%
	$42,877	$3,313	$20,167	$19,397

Liabilities:
Derivative instruments	$(1,177)	$(1,177)	$—	$—

(1)	Included in other assets in the consolidated balance sheets.
(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

10. EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30, 2025
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$14,208
Less: Preferred stock dividends	(319)
Basic and diluted income per share:
Income attributable to common stockholders	$13,889	74,777	$0.19

	Nine Months Ended September 30, 2025
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(8,468)
Less: Preferred stock dividends	(946)
Basic and diluted loss per share:
Loss attributable to common stockholders	$(9,414)	74,415	$(0.13)

	Three Months Ended September 30, 2024
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(2,441)
Less: Preferred stock dividends	(319)
Basic and diluted loss per share:
Loss attributable to common stockholders	$(2,760)	73,835	$(0.04)

	Nine Months Ended September 30, 2024
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(17,272)
Less: Preferred stock dividends	(950)
Basic and diluted loss per share:
Loss attributable to common stockholders	$(18,222)	73,364	$(0.25)

There were an additional aggregate potentially dilutive weighted-average shares of 981,000 from convertible securities outstanding for the three and nine months ended September 30, 2025 and September 30, 2024. These securities were not considered in calculating diluted net income (loss) per share for the three and nine months ended September 30, 2025 and 2024, as their effects would have been anti-dilutive.

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

Financial Review, Current Initiatives and Outlook

In the third quarter, strong market conditions combined with the benefits realized from our recent strategic realignment delivered improvements across all segments of our business compared to the same period in 2024. Gross profit increased nearly $18 million and net income (loss) improved nearly $17 million while Adjusted EBITDA grew by over $9 million. These robust quarterly improvements were driven by multiple key factors. First, we increased higher-margin renewable fuel export sales, illustrating the advantage of our platform’s flexibility to shift our product mix to meet market demand to capture the highest value for our products. Second, we benefitted from strong demand for liquid CO2, particularly on the West Coast, illustrating the success of our liquid CO2 plant acquisition in early 2025. Finally, we reduced costs and improved efficiencies, including through the continued effects of rationalizing unprofitable business activities, successfully lowering expenses year-over-year.

We continue to prioritize shorter-term projects based on their anticipated cost, timing and return on investment. We believe this strategy will contribute incremental profitability. Our goals include lowering our carbon intensity score to capture a greater portion of the Section 45Z tax credits available under the Inflation Reduction Act of 2022 and increasing our CO2 utilization at our Pekin Campus and at our Columbia plant in Boardman, Oregon, building on our successful liquid CO2 plant acquisition.

As we manage liquidity and continue focusing on our priorities, capital expenditures have been lower than historical averages. In addition, through the third quarter, we recorded $24 million in repairs and maintenance expense, in line with our estimate of $32 million for the full year.

Once we complete the groundwork to qualify for Section 45Z tax credits, we expect to earn $0.10 per gallon at our Columbia plant for 2025. In addition, with the updated indirect land use change, referred to as iLUC, we expect to lower our carbon intensity scores for 2026, increasing available tax credits to $0.20 per gallon at our Columbia facility and $0.10 per gallon at our Pekin Campus dry mill for the year. If we produce at nameplate capacity at all of our facilities, the total value of Section 45Z tax credits could be up to $18 million for 2025 and 2026, in aggregate, before any related monetization costs. Since Section 45Z tax credits are transferrable tax assets, we have started the process to forward sell these assets to monetize the credits for 2026 through 2029. The recent Section 45Z updates have improved the intrinsic value of our facilities as a whole.

We have improved our CO2 utilization as a result of acquiring Kodiak Carbonic in early 2025 and related initial capital expenditure programs at our Columbia facility. Our efforts to further improve plant reliability and ethanol production rates have improved synergies between the ethanol plant and adjacent liquid CO2 plant, and include measures to increase CO2 throughput and add storage capacity. A number of these ethanol production improvements were completed in October.

Given the benefits of owning the liquid CO2 plant adjacent to our Columbia ethanol facility, we are now considering options for other liquid CO2 plants. We also believe the opportunity to add liquid CO2 production capacity is compelling since the demand for liquid CO2 continues to rise, particularly in Oregon and Idaho, resulting from significant supply shortfalls and increased consumption in the region. These market dynamics have positioned producers in the region to leverage strong liquid CO2 market pricing.

We continue to evaluate options for our Magic Valley facility in Idaho, including its sale, potential CO2 utilization at the plant and Section 45Z tax credits, the latter two of which may support restarting the facility from its current cold idled state.

At our Pekin Campus, our ability to react to market signals and shift production enables us to capture the highest value for our products and continues to create opportunities. As the export market for renewable fuel began to grow, we earned the necessary certifications to export our products to Europe and began exports in the fourth quarter of 2024. This strategy continues to pay off. In the third quarter, the fuel export market and related pricing was stronger than the domestic market. As such, we produced and sold more gallons into the export market, capturing more of the available demand for this product. In the third quarter, we also leveraged our production flexibility and these market dynamics to forward contract significant export volumes for the fourth quarter and first-half of 2026 to lock in favorable premiums to domestic renewable fuel. We believe the export market for renewable fuel will continue to grow.

California Assembly Bill 30, which authorizes E15 fuel sales year-round in the state, unlocks significant demand for domestically produced ethanol. California is the largest market that allows E15 blends year-round, adding potentially over 600 million additional gallons per year at full blend rates for gasoline sold in the state. Assembly Bill 30 expands consumer choice for lower-carbon, cheaper fuels in California during a time when refineries are being idled and gasoline capacity in the state is tightening. We are well positioned to help fill the gap through our marketing and distribution services on the West Coast.

Our high-quality alcohol products continue to deliver a premium to domestic renewable fuel and our contracting season for 2026 is on pace with 2025.

Carbon capture and storage at our Pekin Campus is delayed due to regulatory and environmental constraints enacted in Illinois, including drilling restrictions specifically impacting our planned site. We continue to be flexible about our options to maximize CO2 utilization as we collaborate with Vault 44.01 to address changes in the law and determine a path forward. Our long-standing CO2 customers who sell into the food and beverage markets have shown interest in a potential expansion of our CO2 capture capabilities at our Pekin Campus.

We are vetting additional low-cost options at our plants to further reduce our carbon intensity scores, including lowering our energy consumption, changing our energy sources to lower their carbon intensity impact, shifting to low carbon corn, and undertaking smaller projects to improve efficiencies and throughput.

Our Pekin Campus dock, damaged in April by rapidly rising river levels, remains under repair. During the third quarter, our dock outage resulted in $0.8 million in business interruption, additional logistics and preliminary property repairs. Although we have temporarily remedied the situation, we continue to work with our insurance carrier to assess our level of coverage and determine the timing of reimbursements. To minimize business interruption, we are relying on local third parties to transport our essential ingredients. To create redundancy, we intend to build a second alcohol loadout dock for use while we repair the original dock. Once the original dock is restored, the second dock will effectively remove a frequent bottleneck by improving loadout capacity, accelerating loadout times and lowering costs. We are in the process of finalizing designs, obtaining permits and contracting work crews to begin the repairs and new dock installation starting this coming spring.

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

Reconciliation of Adjusted EBITDA to Consolidated Net Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands) (unaudited)	2025	2024	2025	2024
Net income (loss)	$14,208	$(2,441)	$(8,468)	$(17,272)
Adjustments:
Interest expense, net	2,800	1,867	8,340	5,170
Interest income	(56)	(194)	(206)	(519)
Unrealized derivative losses (gains)	(1,841)	6,199	(1,357)	(8,079)
Acquisition-related (income) expense	—	675	(460)	2,025
Depreciation and amortization expense	6,257	6,058	18,888	17,860
Total adjustments	7,160	14,605	25,205	16,457
Adjusted EBITDA	$21,368	$12,164	$16,737	$(815)

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

Certain performance metrics that we believe are important indicators of our results of operations include the following:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2025	2024	Variance	2025	2024	Variance
Alcohol Sales (gallons in millions)
Pekin Campus renewable fuel gallons sold	31.6	31.1	1.6%	93.1	93.6	(0.5)%
Western production renewable fuel gallons sold	8.1	18.0	(55.0)%	24.7	38.2	(35.3)%
Third-party renewable fuel gallons sold	27.1	25.2	7.5%	81.2	89.3	(9.1)%
Total renewable fuel gallons sold	66.8	74.3	(10.1)%	199.0	221.1	(10.0)%
Specialty alcohol gallons sold	22.4	22.5	(0.4)%	66.6	69.8	(4.6)%
Total gallons sold	89.2	96.8	(7.9)%	265.6	290.9	(8.7)%

Sales Price per Gallon
Pekin Campus	$2.05	$2.02	1.5%	$1.97	$1.96	0.5%
Western production	$2.14	$2.02	5.9%	$2.03	$1.94	4.6%
Marketing and distribution	$2.17	$2.17	—%	$2.04	$2.01	1.5%
Consolidated sales price per gallon	$2.09	$2.06	1.5%	$1.99	$1.97	1.0%

Alcohol Production (gallons in millions)
Pekin Campus	55.5	53.4	3.9%	160.8	157.0	2.4%
Western production	8.2	19.2	(57.3)%	24.8	37.5	(33.9)%
Total production gallons	63.7	72.6	(12.3)%	185.6	194.5	(4.6)%

Corn Cost per Bushel
Pekin Campus	$4.44	$4.40	0.9%	$4.64	$4.55	2.0%
Western production	$5.36	$5.52	(2.9)%	$5.67	$5.69	(0.4)%
Consolidated cost per bushel	$4.55	$4.68	(2.8)%	$4.77	$4.76	0.2%

Average Market Metrics
PLATTS Ethanol price per gallon	$1.84	$1.81	1.7%	$1.76	$1.72	2.3%
CME Corn cost per bushel	$4.01	$3.92	2.3%	$4.41	$4.23	4.3%
Board corn crush per gallon (1)	$0.41	$0.41	—%	$0.19	$0.21	(9.5)%

Essential Ingredients Sold (in thousands of tons)
Pekin Campus
Distillers grains	91.3	83.7	9.1%	252.2	251.1	0.4%
CO2	55.6	53.5	3.9%	146.0	135.9	7.4%
Corn wet feed	22.9	30.0	(23.7)%	86.1	80.4	7.1%
Corn dry feed	27.1	26.5	2.3%	72.3	65.2	10.9%
Corn oil and germ	19.5	18.8	3.7%	58.0	54.1	7.2%
Syrup and other	9.7	8.0	21.3%	29.7	28.6	3.8%
Corn meal	9.8	9.8	—%	27.5	26.1	5.4%
Yeast	6.3	6.3	—%	18.5	17.8	3.9%
Total Pekin Campus	242.2	236.6	2.4%	690.3	659.2	4.7%

Western production
Distillers grains	59.2	116.6	(49.2)%	179.2	250.2	(28.4)%
CO2	16.1	14.7	9.5%	43.0	43.1	(0.2)%
Syrup and other	0.7	21.4	(96.7)%	2.7	37.6	(92.8)%
Corn oil	0.9	2.1	(57.1)%	3.2	4.5	(28.9)%
Total Western Production	76.9	154.8	(50.3)%	228.1	335.4	(32.0)%

Total Essential Ingredients Sold	319.1	391.4	(18.5)%	918.4	994.6	(7.7)%

Essential Ingredients return % (2)
Pekin Campus Return	52.4%	49.0%	6.9%	48.1%	49.7%	(3.2)%
Western Production Return	53.5%	28.6%	87.1%	51.1%	33.0%	54.8%
Consolidated Total Return	52.5%	42.8%	22.7%	48.6%	46.0%	5.7%

(1)	Assumes corn conversion of 2.80 gallons of alcohol per bushel of corn.
(2)	Essential ingredients revenues as a percentage of total corn costs consumed.

Net Sales, Cost of Goods Sold and Gross Profit

The following table presents our net sales, cost of goods sold and gross profit in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent

Net sales	$240,986	$251,814	$(10,828)	(4.3)%	$685,962	$728,911	$(42,949)	(5.9)%
Cost of goods sold	217,492	245,854	(28,362)	(11.5)%	666,212	717,798	(51,586)	(7.2)%
Gross profit	$23,494	$5,960	$17,534	294.2%	$19,750	$11,113	$8,637	77.7%
Percentage of net sales	9.7%	2.4%			2.9%	1.5%

Three Months ended September 30, 2025 as compared to the Three Months ended September 30, 2024

Net Sales

The decrease in our consolidated net sales for the three months ended September 30, 2025 as compared to the same period in 2024 is primarily attributable to lower sales volumes, predominately related to cold idling our Magic Valley facility and rationalizing unprofitable business activities in our marketing and distribution segment, partially offset by an increase in our average sales price per gallon.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment increased $2.8 million, or 3%, to $109.3 million for the three months ended September 30, 2025 as compared to $106.5 million for the same period in 2024. Our total volume of production gallons sold increased by 0.5 million gallons, or 1%, to 53.3 million gallons for the three months ended September 30, 2025 as compared to 52.8 million gallons for the same period in 2024. The increase of $0.03, or 2%, in the segment’s average sales price per gallon for the three months ended September 30, 2025 as compared to the same period in 2024 increased our net sales from the segment by $1.0 million. With the segment’s average sales price per gallon of $2.05 for the three months ended September 30, 2025, we generated $1.8 million in additional net sales from the 0.5 million additional gallons of alcohol sold in the three months ended September 30, 2025 as compared to the same period in 2024.

Net sales of essential ingredients from our Pekin Campus production segment improved by $4.1 million, or 10%, to $45.3 million for the three months ended September 30, 2025 as compared to $41.2 million for the same period in 2024. Our total volume of essential ingredients sold increased 5,600 tons, or 2%, to 242,200 tons for the three months ended September 30, 2025 from 236,600 tons for the same period in 2024. The increase of $12.86, or 7%, in the segment’s average sales price per ton for the three months ended September 30, 2025 as compared to the same period in 2024 increased our net sales from the segment by $3.0 million. With the segment’s average sales price per ton of $187.06 for the three months ended September 30, 2025, we generated $1.1 million in additional net sales from the 5,600 additional tons of essential ingredients sold in the three months ended September 30, 2025 as compared to the same period in 2024.

Marketing and Distribution Segment

Net sales of alcohol from our marketing and distribution segment, excluding intersegment sales, increased $4.1 million, or 8%, to $58.7 million for the three months ended September 30, 2025 as compared to $54.6 million for the same period in 2024.

Our volume of third-party alcohol sold reported gross by the segment increased 1.9 million gallons, or 8%, to 27.1 million gallons for the three months ended September 30, 2025 as compared to 25.2 million gallons for the same period in 2024. With the segment’s average sales price per gallon of $2.17 for the three months ended September 30, 2025, we generated $4.1 million in additional net sales from the 1.9 million additional gallons of third-party alcohol sold gross in the three months ended September 30, 2025 as compared to the same period in 2024.

Western Production Segment

Net sales of alcohol from our Western production segment declined by $19.0 million, or 52%, to $17.4 million for the three months ended September 30, 2025 as compared to $36.4 million for the same period in 2024. Our total volume of alcohol sold decreased by 9.9 million gallons, or 55%, to 8.1 million gallons for the three months ended September 30, 2025 as compared to 18.0 million gallons for the same period in 2024. With the segment’s average sales price per gallon of $2.14 for the three months ended September 30, 2025, we realized $21.2 million less in net sales from the 9.9 million fewer gallons of alcohol sold in the three months ended September 30, 2025 as compared to the same period in 2024. The increase of $0.12, or 6%, in the segment’s average sales price per gallon for the three months ended September 30, 2025 as compared to the same period in 2024 increased our net sales from the segment by $2.2 million.

Net sales of essential ingredients from our Western production segment decreased by $2.4 million, or 23%, to $8.0 million for the three months ended September 30, 2025 as compared to $10.4 million for the same period in 2024. Our total volume of essential ingredients sold decreased 77,900 tons, or 50%, to 76,900 tons for the three months ended September 30, 2025 from 154,800 tons for the same period in 2024. With the segment’s average sales price per ton of $104.25 for the three months ended September 30, 2025, we generated $8.1 million less in net sales from the 77,900 fewer tons of essential ingredients sold in the three months ended September 30, 2025 as compared to the same period in 2024. The increase of $37.02, or 55%, in our average sales price per ton for the three months ended September 30, 2025 as compared to the same period in 2024 increased our net sales of essential ingredients from the segment by $5.7 million.

Corporate and other

Net sales of alcohol from corporate and other declined by $0.4 million, or 15%, to $2.3 million for the three months ended September 30, 2025 as compared to $2.7 million for the same period in 2024. These sales are from Eagle Alcohol’s business, which represented 0.7 million gallons and 0.8 million gallons, respectively.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit improved to a gross profit of $23.5 million for the three months ended September 30, 2025 from a gross profit of $6.0 million for the same period in 2024, representing a gross margin of 9.7% and 2.4% for the three months ended September 30, 2025 and 2024, respectively. Seasonally strong crush margins remained comparable for both year-over-year quarterly periods at $0.41 per gallon. Gross profit improved primarily due to an $8.0 million year-over-year change in unrealized noncash derivatives, $5.6 million of margin attributable to higher renewable fuel exports, $2.0 million of margin attributable to our Alto Carbonic liquid CO2 business at our Columbia site, $3.6 million attributable to higher essential ingredients return resulting from strong corn oil pricing and a shift in our production mix to higher value proteins, plus the cost savings associated with the cold idling of our Magic Valley facility, all of which were partially offset by $2.9 million of lower premiums for high quality alcohol. We also continued to benefit from other prior cost reduction efforts, including rationalization of unprofitable businesses.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit, net of intercompany activity, improved by $12.8 million to a gross profit of $19.8 million for the three months ended September 30, 2025 as compared to gross profit of $7.0 million for the same period in 2024. Of this improvement, $12.6 million is attributable to higher alcohol sales margins and $0.2 million is attributable to higher sales volumes.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit, net of intercompany activity, increased by $0.9 million to a gross profit of $2.2 million for the three months ended September 30, 2025 as compared to a gross profit of $1.3 million for the same period in 2024. Of this improvement, $0.8 million is attributable to higher margins from sales of third-party renewable fuel and $0.1 million is attributable to higher sales volumes.

Western Production Segment

Our Western production segment’s gross profit, net of intercompany activity, increased by $3.4 million to a gross profit of $1.3 million for the three months ended September 30, 2025 as compared to a gross loss of $2.1 million for the same period in 2024. Of this improvement, $4.9 million is attributable to higher renewable fuel margins, in part due to lower expenses due to the cold idling of our Magic Valley plant, and increased CO2 sales, partially offset by $1.5 million attributable to lower sales volumes.

Corporate and other

Gross profit from corporate and other increased by $0.4 million to a gross profit of $0.2 million for the three months ended September 30, 2025 as compared to a gross loss of $0.2 million for the same period in 2024, all of which were from Eagle Alcohol’s business.

Nine Months ended September 30, 2025 as compared to the Nine Months ended September 30, 2024

Net Sales

The decrease in our consolidated net sales for the nine months ended September 30, 2025, as compared to the same period in 2024, is primarily attributable to lower sales of renewable fuel and essential ingredients, predominately related to cold idling our Magic Valley facility and rationalizing unprofitable business activities in our marketing and distribution segment, partially offset by higher average sales prices per gallon from both our Western production and marketing and distribution segments.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment declined by $4.8 million, or 2%, to $310.7 million for the nine months ended September 30, 2025 as compared to $315.5 million for the same period in 2024. Our total volume of production gallons sold decreased by 2.7 million gallons, or 2%, to 158.0 million gallons for the nine months ended September 30, 2025 as compared to 160.7 million gallons for the same period in 2024. With the segment’s average sales price per gallon of $1.97 for the nine months ended September 30, 2025, we generated $5.3 million less in net sales from the 2.7 million fewer gallons of alcohol sold in the nine months ended September 30, 2025 as compared to the same period in 2024.The increase of $0.01, or less than 1%, in the segment’s average sales price per gallon for the nine months ended September 30, 2025 as compared to the same period in 2024 increased our net sales from the segment by $0.5 million.

Net sales of essential ingredients from our Pekin Campus production segment increased by $2.2 million, or 2%, to $129.5 million for the nine months ended September 30, 2025 as compared to $127.3 million for the same period in 2024. Our total volume of essential ingredients sold increased by 31,100 tons, or 5%, to 690,300 tons for the nine months ended September 30, 2025 from 659,200 tons for the same period in 2024. With the segment’s average sales price per ton of $187.59 for the nine months ended September 30, 2025, we generated $5.8 million in additional net sales from the 31,100 additional tons of essential ingredients sold in the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease of $5.52, or 3%, in the segment’s average sales price per ton for the nine months ended September 30, 2025 as compared to the same period in 2024 reduced our net sales from the segment by $3.6 million.

Marketing and Distribution Segment

Net sales of alcohol from our marketing and distribution segment, excluding intersegment sales, declined by $13.4 million, or 7%, to $165.9 million for the nine months ended September 30, 2025 as compared to $179.3 million for the same period in 2024.

Our volume of third-party renewable fuel sold reported gross by the segment decreased by 8.1 million gallons, or 9%, to 81.2 million gallons for the nine months ended September 30, 2025 as compared to 89.3 million gallons for the same period in 2024. With the segment’s average sales price per gallon of $2.04 for the nine months ended September 30, 2025, we realized $16.5 million less in net sales from the 8.1 million fewer gallons of third-party renewable fuel sold gross in the nine months ended September 30, 2025 as compared to the same period in 2024. The $0.03 per gallon, or 1%, increase in the segment’s average sales price per gallon for the nine months ended September 30, 2025 as compared to the same period in 2024 resulted in a $3.1 million increase in our net sales from third-party renewable fuel sold by the segment.

Western Production Segment

Net sales of alcohol from our Western production segment declined by $23.9 million, or 32%, to $50.2 million for the nine months ended September 30, 2025 as compared to $74.1 million for the same period in 2024. Our total volume of alcohol sold decreased by 13.5 million gallons, or 35%, to 24.7 million gallons for the nine months ended September 30, 2025 as compared to 38.2 million gallons for the same period in 2024. With the segment’s average sales price per gallon of $2.03 for the nine months ended September 30, 2025, we generated $27.4 million less in net sales from the 13.5 million fewer gallons of alcohol sold in the nine months ended September 30, 2025 as compared to the same period in 2024. The increase of $0.09, or 5%, in the segment’s average sales price per gallon for the nine months ended September 30, 2025 as compared to the same period in 2024 increased our net sales from the segment by $3.5 million.

Net sales of essential ingredients from our Western production segment decreased by $0.1 million, or less than 1%, to $24.1 million for the nine months ended September 30, 2025 as compared to $24.2 million for the same period in 2024. Our total volume of essential ingredients sold decreased 107,300 tons, or 32%, to 228,100 tons for the nine months ended September 30, 2025 from 335,400 tons for the same period in 2024. With the segment’s average sales price per ton of $105.5 for the nine months ended September 30, 2025, we generated $11.3 million less in net sales from the 107,300 fewer tons of essential ingredients sold in the nine months ended September 30, 2025 as compared to the same period in 2024. The increase of $33.45, or 46%, in our average sales price per ton for the nine months ended September 30, 2025 as compared to the same period in 2024 increased our net sales of essential ingredients from the segment by $11.2 million.

Corporate and other

Net sales of alcohol from corporate and other declined by $3.0 million, or 35%, to $5.6 million for the nine months ended September 30, 2025 as compared to $8.6 million for the same period in 2024. These sales are from Eagle Alcohol’s business, which represented 1.7 million gallons and 2.7 million gallons, respectively.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit increased to a gross profit of $19.8 million for the nine months ended September 30, 2025 from gross profit of $11.1 million for the same period in 2024, representing a gross margin of 2.9% and 1.5% for the nine months ended September 30, 2025 and 2024, respectively. Similar to the three-month period ending September 30, 2025, gross profit for the nine-month period improved due to higher renewable fuel exports, our Alto Carbonic liquid CO2 business at our Columbia site, a higher essential ingredients return and cost savings associated with the cold idling of our Magic Valley facility as well as other prior cost reduction efforts, including rationalization of unprofitable businesses.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit, net of intercompany activity, declined by $11.4 million to a gross profit of $11.2 million for the nine months ended September 30, 2025 as compared to gross profit of $22.6 million for the same period in 2024. Of this decline, $11.2 million is attributable to lower alcohol sales margins and $0.2 million is attributable to lower sales volumes.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit, net of intercompany activity, improved by $3.4 million to a gross profit of $6.1 million for the nine months ended September 30, 2025 as compared to a gross profit of $2.7 million for the same period in 2024. Of this improvement $4.0 million is attributable primarily to higher margins from sales of third-party renewable fuel, partially offset by $0.6 million from lower sales volumes for the nine months ended September 30, 2025 as compared to the same period in 2024.

Western Production Segment

Our Western production segment’s gross profit, net of intercompany activity, improved by $16.5 million to a gross profit of $2.4 million for the nine months ended September 30, 2025 as compared to a gross loss of $14.1 million for the same period in 2024. Of this improvement, $17.8 million is attributable to higher renewable fuel margins, in part due to lower expenses due to the cold idling of our Magic Valley plant, and increased CO2 sales, partially offset by $1.3 million attributable to lower sales volumes.

Corporate and other

Gross profit from corporate and other increased by $0.3 million to a gross profit of $0.2 million for the nine months ended September 30, 2025 as compared to gross loss of $0.1 million for the same period in 2024, all of which were from Eagle Alcohol’s business.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Selling, general and administrative expenses	$6,514	$7,510	$(996)	(13.3)%	$19,875	$24,403	$(4,528)	(18.6)%
Percentage of net sales	2.7%	3.0%			2.9%	3.3%

Our SG&A expenses declined for the three and nine months ended September 30, 2025 as compared to the same periods in 2024. The decrease in SG&A expenses for the three-month period is primarily due to a realignment of our staffing levels and a $0.7 million reduction in acquisition-related expenses. The decreases in SG&A expenses for the nine-month period are primarily due to a $2.5 million reduction in acquisition-related expenses, a $0.2 million decrease in compensation expenses from our efforts to rationalize our business and right size our staffing to better align with our current operational footprint and a $1.3 million reduction in non-cash stock compensation. We are now exceeding our target annualized total overhead savings of $8.0 million. We also took additional steps to further lower our future costs, including, for example, negotiating lower property taxes, improving terms with suppliers, reducing reliance on outside services and other changes which we expect, in aggregate, will make a meaningful difference to our future profitability. We expect a continuation of these cost savings and similar SG&A levels going forward.

Net Income (Loss) Attributable to Common Stockholders

The following table presents our net income (loss) attributable to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Net income (loss) attributable to common stockholders	$13,889	$(2,760)	$16,649	NM*	$(9,414)	$(18,222)	$8,808	(48.3)%
Percentage of net sales	5.8%	(1.1)%			(1.4)%	(2.5)%

*	Not meaningful

The improvement in our net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2025 as compared to the same periods in 2024 is primarily due to higher crush margins and lower operating costs at our Western production segment due to the cold idling of our Magic Valley plant, as well as the other factors contributing to higher gross profit as discussed above.

Liquidity and Capital Resources

During the nine months ended September 30, 2025, we funded our operations primarily from cash on hand, cash flow from operating activities and proceeds from Kinergy’s operating line of credit. We generated $22.8 million of cash from our operations for the three months ended September 30, 2025. In addition to funding our operations, our capital resources were used to purchase Kodiak Carbonic, make our final payments relating to our acquisition of Eagle Alcohol and for capital expenditures during the nine-month period. As of September 30, 2025, we had $33.1 million in cash, cash equivalents and restricted cash, $20.3 million available for borrowing under Kinergy’s operating line of credit and $65.0 million that may be available for capital improvement projects under our Orion term loan, subject to certain conditions. As of September 30, 2025, our derivative net asset position was $3.5 million. We believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs for at least the next twelve months from the date of this report.

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

	September 30, 2025	December 31, 2024	Change
Cash, cash equivalents and restricted cash	$33,139	$36,211	(8.5)%
Current assets	$150,923	$153,118	(1.4)%
Property and equipment, net	$203,528	$214,742	(5.2)%
Current liabilities	$42,419	$57,804	(26.6)%
Long-term debt, noncurrent portion	$100,598	$92,904	8.3%
Working capital	$108,504	$95,314	13.8%
Working capital ratio	3.56	2.65	34.3%

Restricted Net Assets

At September 30, 2025, we had approximately $47.2 million of net assets at our subsidiaries that were not available to be transferred to Alto Ingredients, Inc. in the form of dividends, distributions, loans or advances due to restrictions contained in our subsidiaries’ credit facilities.

Changes in Working Capital and Cash Flows

Working capital improved to $108.5 million at September 30, 2025 from $95.3 million at December 31, 2024 as a result of a decrease of $15.4 million in current liabilities, partially offset by a decrease of $2.2 million in current assets.

Current assets decreased primarily due to decreases in cash and cash equivalents, restricted cash and accounts receivable, partially offset by an increase in inventories from December 31, 2024.

Our current liabilities decreased primarily due to lower accounts payable and accrued liabilities as a result of the timing of payments, and a decrease in other current liabilities as we paid the remaining purchase price for our acquisition of Eagle Alcohol.

Our cash, cash equivalents and restricted cash declined by $3.1 million due to $12.2 million in cash used in our investing activities, partially offset by $3.7 million in cash provided by our operating activities and $5.4 million in cash provided by our financing activities.

Cash provided by our Operating Activities

We generated $3.7 million of cash from our operations for the nine months ended September 30, 2025 as compared to $6.3 million for the same period in 2024. Significant factors that contributed to the change in cash provided by our operating activities include:

●	an increase of $11.8 million related to inventories due to reduced production volumes and the timing of sales; and

●	an increase of $3.5 million related to changes in accounts receivable balances due to the timing of our collections.

These amounts were partially offset by:

●	an improvement in our net loss of $8.8 million due to higher margins; and

●	an increase in our accounts payable and accrued expenses of $7.1 million due to timing of payments.

Cash used in our Investing Activities

We used a total of $12.2 million in cash during the period for our acquisition of Kodiak Carbonic, the final payment for our acquisition of Eagle Alcohol and various capital expenditures. During the third quarter, we used $1.6 million for capital expenditures, an amount much lower than historical averages to manage our liquidity and focus on other priorities.

Cash provided by our Financing Activities

Cash provided by our financing activities was $5.4 million for the nine months ended September 30, 2025, which reflects net proceeds of $6.3 million from Kinergy’s operating line of credit, partially offset by $0.9 million in preferred stock dividends paid. During the third quarter, we used $18.5 million in cash to repay debt on Kinergy’s operating line of credit to lower our interest expense and pay preferred dividends.

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

We believe Kinergy and Alto Nutrients are in compliance with the fixed-charge coverage ratio financial covenant as of the filing of this report. The following table sets forth the fixed-charge coverage ratio financial covenant and the actual results for the periods presented:

	Three Months Ended September 30,		Years Ended December 31,
	2025	2024	2024	2023

Fixed-Charge Coverage Ratio Requirement	1.10	1.10	1.10	1.10
Actual	3.73	3.80	3.53	5.22
Excess	2.63	2.70	2.43	4.12

Alto Ingredients, Inc. has guaranteed all of Kinergy’s obligations under the credit facility. As of September 30, 2025, Kinergy had an outstanding balance of $46.0 million and $20.3 million of unused borrowing availability under the credit facility.

Orion Term Loan

On November 7, 2022, we entered into a credit agreement with certain funds managed by Orion Infrastructure Capital, or Lenders, under which the Lenders extended a senior secured credit facility in the amount of up to $125.0 million, or Term Loan. The Term Loan matures on November 7, 2028. The Term Loan is secured by a first priority lien on certain of our assets and a second priority lien on certain assets of Kinergy and Alto Nutrients. Interest accrues on the unpaid principal amount of the Term Loan at a fixed rate of 10% per annum.

We must prepay amounts outstanding under the Term Loan on a semi-annual basis on each June 30th and December 31st in an amount equal to a percentage of our excess cash flow based on a specified leverage ratio, as follows: (i) if our leverage ratio is greater than or equal to 3.0x, then the mandatory prepayment amount will equal 100% of our excess cash flow, (ii) if our leverage ratio is less than 3.0x and greater than or equal to 1.5x, then the mandatory prepayment amount will equal 50% of our excess cash flow, and (iii) if our leverage ratio is less than 1.5x, then the mandatory prepayment amount will equal 25% of our excess cash flow. No prepayment was made or required to be made for the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025 and December 31, 2024, the principal amount outstanding under the Term Loan was $60.0 million.

Other Cash Obligations

As of September 30, 2025, we had future commitments for certain capital projects totaling $6.3 million. These commitments are scheduled to be satisfied through 2025.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized net gains of $10.2 million and $9.0 million related to the changes in the fair values of these contracts for the nine months ended September 30, 2025 and 2024, respectively.

We prepared a sensitivity analysis as of September 30, 2025 to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The analysis uses average Chicago Mercantile Exchange prices for the year and does not factor in future contracted volumes. The results of this analysis for the nine months ended September 30, 2025, which may differ materially from actual results, are as follows (in millions):

Commodity	Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	199.0	Gallons	$(20.8)
Corn	42.1	Bushels	$(18.6)

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2025 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

To partially offset the effects of production input and product price volatility, in particular, corn and natural gas costs and fuel-grade ethanol prices, we may enter into contracts to purchase a portion of our corn or natural gas requirements on a forward basis or to lock in the premium to fuel-grade ethanol market prices on portions of our alcohol production. In addition, we may engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and unleaded gasoline from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which forward commitments have been made. We have recognized losses in the past, and may suffer losses in the future, from our hedging arrangements. For example, for the year ended December 31, 2023, we recognized net losses of $8.0 million related to the aggregate change in the fair values of hedging contracts.

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

Other factors that may result from climate change, or that may result from governmental regulations aimed at addressing climate-related issues, may also adversely affect our business, including the following:

●	water is one of our key production inputs; water resource limitations may result from drought and other inclement weather; water resource limitations may also result from rationing and other governmental regulations limiting water use;

●	higher water temperatures due to increased global or regional temperatures may negatively affect production efficiencies due to water temperature production requirements given the limited cooling capacities of our older facilities;

●	flooding and other inclement weather may negatively affect our river access, other transportation logistics and costs, and storage requirements;

●	an overall increase in energy costs will negatively impact our production costs generally and may critically impact certain high energy-intensive production technologies, such as our wet milling and multiple distillation processes for the highest quality specialty alcohols;

●	regulatory and market transition away from combustion fuels and fuel-grade ethanol blending may threaten the viability of our renewable fuels business; and

●	costs and regulatory burdens associated with governmental regulations that limit or tax greenhouse gas emissions, such as CO2, from alcohol production and distribution, will negatively impact us.

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

We have incurred significant losses and negative operating cash flow in the past. For example, for the nine months ended September 30, 2025, we incurred consolidated net losses of approximately $8.5 million. For the years ended December 31, 2024, 2023 and 2022, we incurred consolidated net losses of approximately $59.0 million, $28.0 million and $41.6 million, respectively. For the year ended December 31, 2024, we incurred negative operating cash flow of $3.5 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

We are engaged in multiple capital improvement initiatives and projects. These initiatives and projects, and their financing, costs, timing and effects, are based on our plans, expectations and various assumptions that may not eventuate. We may therefore be unable to timely achieve, or achieve at all, the results we expect.

We are engaged in multiple capital improvement initiatives and projects to diversify and enhance our revenue streams and to expand margins and profitability by reducing costs. These initiatives and projects have different timelines, returns on investment and risk profiles, including regulatory risks. In addition, we must raise significant additional capital to complete some of our initiatives and projects, including our CCS initiative. Our expected financial and other results from these initiatives and projects are based on assumptions around many factors, including their costs, timing, operation and market prices prevailing at project completion and thereafter, as well as tax and other favorable environmental attributes associated with low carbon alcohol that may accrue to our benefit. For example, our assumptions around the anticipated results of our CCS initiative rely heavily on the tax benefits that may accrue to us under the Inflation Reduction Act of 2022 as well as other favorable environmental attributes associated with carbon capture and storage and low carbon alcohol production. These tax and other benefits may change, including as a result of new or repealed laws, new administrations and the implementation or interpretation of existing laws, or the exhaustion of funds or benefits available under a particular program. For example, in January 2025, the new administration suspended all Inflation Reduction Act spending for 90 days. In addition, certain provisions of the Inflation Reduction Act lack proposed or final regulations and guidance. Regulators could issue new regulations or guidance that significantly narrows the application of clean energy tax incentives, and could even defer or withdraw regulations, which could materially and adversely affect the economic outcome of our CCS initiative. We can provide no assurances that any particular benefit will be available to us upon completion of our CCS initiative, or thereafter, or any other capital improvement initiative or project.

Capital improvement projects require significant outlays of capital and are often subject to material execution risks and delays. Our CCS initiative in particular requires EPA approval but the EPA’s own projected timeline for approval has lengthened and may lengthen further. Moreover, our Class VI permit application with the EPA for our CCS initiative contemplates CO2 sequestration directly through the Mahomet aquifer in Illinois; however, Illinois Senate Bill 1723, which was signed into law on August 1, 2025, prohibits CO2 sequestration directly through that aquifer. This legislation impacts our current CCS initiative plans and may necessitate a more costly, or less profitable, carbon capture and storage solution, such as carbon transportation via barge instead of through pipelines.

In addition, our CCS initiative may be adversely affected by the SAFE CCS Act or the United States Supreme Court’s decision in the case of Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., or any of them. If we continue with a pipeline solution for our CCS initiative, the timing and economics of the potential project may also be adversely affected by new rules proposed by the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration that impose stronger standards for CO2 pipelines and establish new standards for transporting CO2 in a gaseous state via pipeline, adding additional requirements and costs to the potential project.

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

Section 45Z of the Inflation Reduction Act of 2022 allows low carbon fuel producers to apply for and receive substantial tax credits based on the carbon intensity of the fuel they produce. We expect our Colombia plant and our Pekin Campus dry mill to participate in applying for Section 45Z tax credits. Our ability to qualify for and receive these tax credits will depend on our ability to produce low carbon fuel in anticipated amounts at current and expected carbon intensities. Our ability to qualify for and receive these tax credits also will depend on our ability to meet prevailing wage and other requirements. If we are unable to produce low carbon fuel in anticipated amounts, including as a result of plant outages or other reasons, or fail to achieve the required, or our expected, carbon intensities or prevailing wage or other requirements, we will be unable to qualify for and receive Section 45Z tax credits in projected amounts, or at all, which may materially and adversely harm our results of operations and financial condition.

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

Our CCS initiative may be adversely affected by the SAFE CCS Act, Illinois Senate Bill 1723 and other Regulations.

The SAFE CCS Act was signed into law in Illinois in July 2024. We are considering for our Pekin Campus, located in Illinois, a CCS initiative that will require significant financial and personnel resources. Our CCS initiative would be our most important and costly long-term capital improvement project. The SAFE CCS Act establishes stringent safety, financial and insurance requirements on CO2 pipelines and imposes a moratorium on the construction of new CO2 pipelines until the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration finalizes its new safety rules or July 1, 2026, whichever occur sooner. If we continue with a pipeline solution, the SAFE CCS Act will result in increased compliance and other requirements likely adding costs and potentially adding time to complete our CCS initiative. In addition, in January 2025, the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration proposed new rules that impose stronger standards for CO2 pipelines and establish new standards for transporting CO2 in a gaseous state via pipeline, adding additional requirements and costs to any CCS project using pipelines for CO2 transportation and storage.

On August 1, 2025, new legislation in Illinois (Senate Bill 1723), was signed into law that amends the Illinois Environmental Protection Act to provide that carbon storage activity shall not be conducted within a storage facility that overlies, underlies or passes through a sole-source aquifer. This legislation impacts our current CCS initiative plans and will likely necessitate a more costly, or less profitable, carbon capture and storage solution, such as carbon transportation via barge instead of through pipelines, or an entirely different carbon utilization strategy.

We can provide no assurance that our CCS initiative will not be adversely affected by the SAFE CCS Act, Senate Bill 1723 or other regulations or that it will be financially viable in light of any new requirements and potential delays.

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

For the three and nine months ended September 30, 2025 and 2024, we accrued and paid in cash an aggregate of $0.3 million and $0.9 million, respectively, in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

ALTO INGREDIENTS, INC.

Dated: November 7, 2025	By:	/s/ ROBERT R. OLANDER
Robert R. Olander
Chief Financial Officer
(Principal Financial and Accounting Officer)