Form 10-K
period 2025-12-31
Alto Ingredients, Inc.
filed 2026-03-13
CIK 778164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $85.3 million as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 12, 2026, there were 77,292,548 shares of the registrant’s common stock, $0.001 par value per share, and 896 shares of the registrant’s non-voting common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders (“Proxy Statement”), which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

-i-

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses, and margins; the expected timing, cost and effects of our capital improvement projects, and other strategic and business initiatives; expectations surrounding our repairs and maintenance activities and their timing, costs and effects; our business outlook and expected performance in future periods; the sufficiency of our liquidity and capital resources; our ability to continue as a going concern; our accounting estimates, assumptions and judgments; the demand for specialty alcohols and essential ingredients; the competitive nature of and anticipated growth in our industry; production capacity and goals; our ability to consummate acquisitions, if any, and integrate their operations successfully; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

-ii-

PART I

Item 1. Business.

Business Overview

We are a leading producer and distributor of specialty alcohols, renewable fuels and essential ingredients in the United States.

We operate five alcohol production facilities. Three of our production facilities are located in Illinois, one is located in Oregon, and another is located in Idaho. We have an annual alcohol production capacity of 330 million gallons, including both renewable fuels and specialty alcohols ranging from industrial-, pharmaceutical-, and high-quality food- and beverage-grade alcohols. Of this amount, we can produce up to 110 million gallons annually of specialty alcohols, depending on our product mix among high-quality beverage-grade alcohol and other quality specification alcohols. We market and distribute all of the alcohols produced at our facilities as well as alcohols produced by third parties. In 2025, we marketed and distributed approximately 350 million gallons combined of our own produced alcohols as well as fuel-grade ethanol produced by third parties, and over 1.2 million tons of essential ingredients.

We also own and operate a liquid carbon dioxide, or CO2, production facility adjacent to our plant in Oregon for the offtake of CO2 gas from the plant for conversion to liquid CO2 and subsequent sale. In addition, we break bulk and distribute specialty alcohols, produced by us and third parties.

We report our financial and operating performance in three distinct segments:

●	Pekin production, which includes the production and sale of alcohols and other products we refer to as “essential ingredients” described below, produced at our three production facilities located in Pekin, Illinois, which we refer to as our Pekin Campus;

●	Marketing and distribution, which includes marketing and merchant trading for company-produced alcohols and essential ingredients on an aggregated basis, and sales of fuel-grade ethanol sourced from third parties; and

●	Western production, which includes the production and sale of renewable fuels and essential ingredients produced at our Western production facilities, including our liquid CO2 plant, on an aggregated basis, none of which are individually so significant as to be considered a separately reportable segment.

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

Production Segments

We produce specialty alcohols, renewable fuels and essential ingredients, focusing on five key markets: Health, Home & Beauty; Food & Beverage; Industry & Agriculture; Essential Ingredients; and Renewable Fuels. Products for Health, Home & Beauty markets include specialty alcohols used in mouthwash, cosmetics, pharmaceuticals, hand sanitizers, disinfectants and cleaners. Products for Food & Beverage markets include grain neutral spirits used in alcoholic beverages and vinegar, as well as corn germ used for corn oils. Products for Industry & Agriculture markets include alcohols and other products for paint applications, inks, vehicle fluids and fertilizers. Products for Essential Ingredients markets include dried yeast, corn protein meal, corn protein feed, corn germ, distillers grains, gas and liquid CO2 and liquid feed used in commercial animal feed and pet foods. We also sell yeast and gas and liquid CO2 for human consumption. Our products for the Renewable Fuels markets include fuel-grade ethanol and distillers corn oil used as a feedstock for renewable diesel and biodiesel fuels. Our specialty alcohols for the Industry & Agriculture, Food & Beverage and Health, Home & Beauty markets represented approximately 11%, 6% and 2%, respectively, of our sales in 2025 to customers in these three markets.

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

All of our production facilities, other than our Magic Valley plant, were operating for all of 2025, other than for scheduled and unscheduled downtimes to address facility repair and maintenance.

In January 2024, we temporarily hot-idled our Magic Valley facility to minimize losses from negative regional crush margins and to expedite the installation of additional equipment to achieve the intended production rate, quality and consistency from our corn oil and high protein system at the facility. We restarted our Magic Valley facility in July 2024 and by October 2024, the facility consistently achieved average ethanol production rates at full capacity, the protein content yield from the plant reached 50% or greater, and we were able to expand our corn oil yields. Increases in regional corn basis and declining market prices for protein and corn oil resulted in overall margin compression, outweighing the economic benefits of our plant improvements. As a consequence, we cold-idled our Magic Valley facility for all of 2025 and through the filing of this report to minimize financial losses. We continue to provide ethanol terminaling services at the plant and may resume operations at the facility if the economic environment in the region sustainably improves.

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

Business Strategy

The key elements of our business and growth strategy include:

●	Pursue further carbon strategies. The Inflation Reduction Act of 2022, taken together with more recent changes made under the One Big Beautiful Bill Act increased the carbon capture tax credit to $85 per metric ton, providing enhanced section 45Q incentives for carbon capture, utilization, and storage projects, or CCUS. Additionally, section 45Z low carbon fuel tax credits offer significant advantages for facilities like ours by directly incentivizing the production of fuels with reduced lifecycle greenhouse gas emissions. The section 45Z tax credit rewards producers for each gallon of qualifying low carbon fuel sold, making projects that lower the carbon intensity of their products more financially attractive.

●	At our Columbia facility, we produce over 120,000 metric tons of CO2 gas per year. Currently, we sell approximately 57,000 tons per year to our customers and we are exploring ways to enhance CO2 capture during truck loading and expand production through increased storage capacity at our liquid CO2 plant.

●	At our Pekin Campus, we produce over 600,000 metric tons of CO2 gas per year. Currently, we sell approximately 190,000 tons of CO2 annually with capacity for further growth, positioning us to optimize tax advantages and improve project economics. We are assessing large scale CO2 utilization and sequestration opportunities and developing plans to capture more value for our CO2.

We believe leveraging these incentives not only enhances project returns but also helps secure long-term market competitiveness as clean fuel standards become more prevalent. By prioritizing CCUS initiatives, we can further reduce our carbon footprint, strengthen our leadership in sustainable fuel production, and generate new revenue streams that support ongoing innovation and growth. We believe the financial benefits under the Inflation Reduction Act and the One Big Beautiful Bill Act and the substantial additional economic benefits of the environmental attributes associated with low carbon ethanol will result in excellent returns on investment.

●	Focus on our customer relationships. Our primary business focus is to expand the production and sale of specialty alcohols and essential ingredients. We are service-oriented and focus our efforts on specialty products that yield premium prices compared to commodity products that yield predominantly passive, market-driven prices. We strive to make our business ever more customer-centric to enable our premium services to support premium prices and new differentiated and higher-margin products.

●	Expand product offerings. We are pursuing initiatives to broaden our product offerings to appeal to a wider range of customers and uses in our key markets. For example, in 2025, we acquired a liquid CO2 production facility located adjacent to our Oregon plant and now offer liquid CO2 for sale. Our liquid CO2 facility and our food-grade yeast plant are both FSSC 22000 certified, meeting the Global Food Safety Initiative (GFSI) benchmarking requirements. In addition, we maintain ISO 9001, ICH Q7 and EXCiPACT certifications for the facilities and quality systems used to produce all United States Pharmacopeia, or USP, grade alcohol products. These certifications appeal to customers with stringent quality demands and enable us to offer alcohol certified for use as an active pharmaceutical ingredient, or API, and as an excipient—an inactive component of a drug or medication, such as solvents, carriers or tinctures—in the pharmaceutical industry. All ingredients we produce for use in beverages, human and pet foods are third-party certified for ISO 9001 and Hazard Analysis and Critical Control Points (HACCP). In addition, all of our animal feed production, including at our Oregon and Idaho facilities, has undergone third-party Food Safety Modernization Act (FSMA) auditing. We are reviewing additional certifications and product positioning within our key markets to expand the range of customers we serve and the uses our products support.

●	Implement new equipment and technologies. We are evaluating and plan to implement new equipment and technologies to increase our production yields, improve our operating efficiencies and reliability, reduce our overall carbon footprint, diversify our products and revenues, and increase our profitability as financial resources and market conditions justify these investments.

Competitive Strengths

We believe that our competitive strengths include:

●	Strong customer and supplier relationships. We have strong, extensive and long-standing close customer and supplier relationships, both domestic and international, for our specialty alcohols, renewable fuels and essential ingredients. We have an excellent reputation for developing specialty alcohols under stringent quality control standards. Our quality management systems are supported by ISO 9001, FSSC 22000, ICH Q7 and EXCiPACT certifications, which are viewed by our customers as important attestations of our quality control.

●	Diverse product mix. We offer a wide range of specialty alcohols, essential ingredients and other products to meet customer demand. We offer multiple alcohol quality grades ranging from industrial-grade alcohol to the highest beverage grade low moisture 200 proof alcohol available. In addition, we offer renewable fuel, including International Sustainability and Carbon Certification, or ISCC, fuel-grade ethanol for export to Europe. We also offer a wide variety of essential ingredients and other products for food, feed and other markets.

●	Barriers to entry. Our production facilities use specialized equipment, technologies and processes to achieve stringent quality controls, higher yields and efficient production of alcohols and essential ingredients. Our specialized equipment, technologies and processes, together with our quality management certifications, strict regulatory requirements, and close customer and supplier relationships create significant barriers to entry to new market participants.

●	Our experienced management. Our senior management team has a proven track record with significant operational and financial expertise and many years of experience in the alcohol production industry. Our senior executives have successfully navigated a wide variety of business and industry-specific challenges and deeply understand the business of successfully producing and marketing specialty alcohols, renewable fuels and essential ingredients.

●	The strategic location of our Midwest production facilities. We operate three distinct but integrated production facilities at our Pekin Campus in the Midwest. We are able to participate from that location in the largest regional specialty alcohol market in the United States as well as international markets.

●	We believe that our Midwest location enhances our overall hedging opportunities with a greater correlation to the highly liquid physical and paper markets in Chicago.

●	Our Midwest location provides excellent logistical access via rail, truck and barge. In particular, barge access via the Illinois River to the Mississippi River enables us to efficiently bring our products to international markets.

●	The relatively unique wet milling process at one of our production facilities at our Pekin Campus allows us to extract the highest use and value from each component of the corn kernel. As a result, the wet milling process generates a higher level of cost recovery from corn than that produced at a dry mill.

●	Our Midwest location allows us deep market insight and engagement in major specialty alcohol, fuel-grade ethanol, pet food and feed markets, thereby improving pricing opportunities.

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

Food & Beverage

Our products for the food and beverage market include specialty alcohols used in alcoholic beverages, flavor extracts and vinegar as well as corn germ used for corn oil and CO2 gas used for beverage carbonation and dry ice. We offer grain neutral spirits, or GNS, as our primary specialty alcohol for beverage-grade products. In addition, we sell FCC 190 and USP 190 Ultra into vinegar markets. We also sell high-quality 192 proof and low-moisture 200 proof GNS products to customers in the beverage, food, flavor and personal care industries.

We believe the key drivers in the food and beverage market include consumer preferences for the social currency of brand authenticity and heritage; consumers seeking unique and personalized experiences; improved consumer access to spirits products; and the ability to meet wide-ranging consumer preferences through a broad diversity of spirits categories and cocktails.

Industry & Agriculture

Our products for the industry and agriculture market include alcohols and other products for paint applications, inks, vehicle fluids and fertilizers.

Essential Ingredients

Our essential ingredients include dried yeast, corn protein meal, corn protein feed, and distillers grains and liquid feed used in commercial animal feed and pet foods. In addition, we sell yeast for human consumption. We also produce and sell gas and liquid CO2. The raw materials for our essential ingredients are generated as co-products from our production of alcohols. These co-products are further manufactured, altered and refined into our essential ingredients, including for special customer applications.

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

Renewable Fuels

Our renewable fuels products include fuel-grade ethanol primarily used as a transportation fuel additive and distillers corn oil used as a renewable diesel and biodiesel feedstock. Our renewable fuels business is supported by our own production of fuel-grade ethanol as well as fuel-grade ethanol produced by third parties. Our renewable fuel products also include ISCC fuel-grade ethanol for export to Europe.

Renewable fuels, primarily fuel-grade ethanol, are used for a variety of purposes, including as octane enhancers for premium gasoline and to enable refiners to produce greater quantities of lower octane blend stock; for fuel blending to extend fuel supplies and reduce reliance on crude oil and refined products; and to comply with a variety of governmental programs, in particular, the national Renewable Fuel Standard, or RFS, enacted to promote alternatives to fossil fuels. Under the RFS, the mandated use of all renewable fuels rose incrementally and peaked at 36.0 billion gallons in 2022, of which production of 15.0 billion gallons was required from conventional, or corn-based, ethanol. The RFS allows the Environmental Protection Agency, or EPA, to adjust the annual requirement based on certain facts and circumstances. The EPA set its annual requirement for conventional ethanol to 15.0 billion gallons for 2025. The EPA has proposed annual requirements for conventional ethanol of 15.0 billion gallons for each of 2026 and 2027. See “—Governmental Regulation.”

According to the Renewable Fuels Association, the domestic fuel-grade ethanol industry produced approximately 16.4 billion gallons of ethanol in 2025, up from approximately 16.1 billion gallons of ethanol in 2024. According to the United States Department of Energy, total annual gasoline consumption in the United States is approximately 137 billion gallons and total annual fuel-grade ethanol blended with gasoline represented approximately 10.5% of this amount in 2025. We anticipate that continued limited opportunities for gasoline refinery expansions and the growing importance of reducing CO2 emissions using renewable fuels will generate additional growth in the demand for fuel-grade ethanol.

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

After fermentation, the resulting “beer” is transferred to distillation where the alcohol is separated from the residual “stillage.” The resulting alcohol is concentrated to 190 proof using conventional distillation methods. It can then be dehydrated to approximately 200 proof, representing 100% alcohol levels, in either a molecular sieve system or a grits system. For fuel-grade ethanol, the resulting anhydrous alcohol is then blended with up to 2.5% denaturant, usually gasoline, and then shipped to renewable fuels markets. For specialty alcohols, the products can be sold pure or as one of the Alcohol and Tobacco Tax and Trade Bureau (TTB) approved specially denatured alcohol (SDA) formulations to meet customer specifications.

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

Overview of Distillers Grains Market

Distillers grains are produced as a co-product of alcohol production and are valuable components of feed rations primarily to dairies and beef cattle markets, both nationally and internationally. Our facilities produce both WDGS and DDGS. WDGS is sold to customers proximate to the facilities and DDGS is delivered by truck, rail and barge to customers in domestic and international markets. Producing WDGS uses up to one-third less process energy, thus reducing production costs and lowering the carbon footprint of our Western production facilities.

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

Our Pekin Campus production segment generated $416 million, $416 million and $502 million in net sales for the years ended December 31, 2025, 2024 and 2023, respectively, from the sale of alcohols. Our Pekin Campus production segment generated $175 million, $169 million and $218 million in net sales for the years ended December 31, 2025, 2024 and 2023, respectively, from the sale of essential ingredients.

During 2025, 2024 and 2023, our Pekin Campus production segment sold an aggregate of approximately 208 million, 214 million and 209 million gallons of alcohols and 919,600, 906,300 and 878,400 tons of essential ingredients, respectively.

Our Western production segment generated $67 million, $115 million and $167 million in net sales for the years ended December 31, 2025, 2024 and 2023, respectively, from the sale of alcohols. Our Western production segment generated $32 million, $37 million and $57 million in net sales for the years ended December 31, 2025, 2024 and 2023, respectively, from the sale of essential ingredients.

During 2025, 2024 and 2023, our Western production segment sold an aggregate of approximately 33 million, 61 million and 67 million gallons of alcohols and 299,600, 514,600 and 642,300 tons of essential ingredients, respectively.

Our marketing and distribution segment generated $221 million, $217 million and $263 million in net sales for the years ended December 31, 2025, 2024 and 2023, respectively, from the sale of our own alcohols and third-party produced alcohols.

Our Corporate and other segment, which includes Eagle Alcohol’s business, generated $7 million, $11 million and $16 million in net sales for the years ended December 31, 2025, 2024 and 2023, respectively, and sold 2.2 million, 3.6 million and 4.0 million gallons of alcohols, respectively, for those years.

During 2025, 2024 and 2023, we produced or purchased from third parties and resold an aggregate of 350 million, 386 million and 383 million gallons of alcohols to approximately 82, 85 and 88 customers, respectively. For 2025, 2024 and 2023, sales to our largest customer, Chevron Products USA represented an aggregate of approximately 9%, 11% and 9% of our net sales, respectively. For 2025, 2024 and 2023, sales to each of our other customers represented less than 10% of our net sales.

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

During 2025, 2024 and 2023, purchases of corn from our two largest suppliers represented an aggregate of approximately 28%, 29% and 26% of our total corn purchases, respectively, for those periods. Purchases from each of our other corn suppliers represented less than 10% of total corn purchases in each of 2025, 2024 and 2023.

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

During 2025, 2024 and 2023, we purchased and resold from third parties an aggregate of approximately 107 million, 108 million and 103 million gallons, respectively, of fuel-grade ethanol.

During 2025, 2024 and 2023, purchases of fuel-grade ethanol from our three largest third-party suppliers represented 74%, 79% and 86%, respectively, of our total third-party ethanol purchases for each of those periods. Purchases from each of our other third-party ethanol suppliers represented less than 10% of total third-party ethanol purchases in each of 2025, 2024 and 2023.

Production Facilities

We operate five alcohol production facilities. Three of our production facilities are located in Illinois, one is located in Oregon, and another is located in Idaho. We have an annual alcohol production capacity of up to 330 million gallons, including both fuel-grade ethanol and specialty alcohols ranging from industrial-, pharmaceutical-, and high-quality food- and beverage-grade alcohols. Of this amount, we are able to produce up to 110 million gallons annually of specialty alcohols, depending on our product mix among high-quality beverage-grade alcohol and other quality specification alcohols. We also own and operate a liquid CO2 production facility adjacent to our plant in Oregon for the offtake of CO2 gas from the plant for conversion to liquid CO2 and subsequent sale.

The tables below provide an overview of our five alcohol production facilities and our liquid CO2 production facility. As market conditions change, we may increase, decrease or idle production at one or more operating facilities or resume operations at any idled facility.

Pekin Campus Production Facilities

	Pekin Wet Facility	Pekin Dry Facility	Pekin ICP Facility
Location	Pekin, IL	Pekin, IL	Pekin, IL
Current operating status	Operating	Operating	Operating
Approximate maximum annual alcohol production capacity (in millions of gallons)	100	60	70
Approximate maximum annual specialty alcohol production capacity (in millions of gallons)	74	—	66
Production milling process	Wet	Dry	Dry
Primary energy source	Natural Gas	Natural Gas	Natural Gas

Western Production Facilities

	Columbia Facility	Liquid CO2 Facility	Magic Valley Facility
Location	Boardman, OR	Boardman, OR	Burley, ID
Current operating status	Operating	Operating	Cold-Idled
Approximate maximum annual fuel-grade ethanol production capacity (in millions of gallons)	40	-	60
Approximate maximum annual liquid CO2 capacity (in thousands of tons)	-	70	-
Production milling process	Dry	N/A	Dry
Primary energy source	Natural Gas	Electricity	Natural Gas

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

Specialty alcohols have relatively low price volatility and are usually priced at significant premiums to fuel-grade ethanol. The market price of fuel-grade ethanol is volatile, however, and subject to large fluctuations. Given the nature of our business, we cannot effectively hedge against extreme volatility or certain market conditions. For example, fuel-grade ethanol prices, as reported by the Chicago Mercantile Exchange, or CME, ranged from $1.57 to $2.07 per gallon during 2025, from $1.38 to $2.12 per gallon during 2024 and from $1.58 to $2.67 per gallon during 2023; and corn prices, as reported by the CME, ranged from $3.72 to $5.02 per bushel during 2025, from $3.62 to $4.71 per bushel during 2024 and from $4.50 to $6.85 per bushel during 2023.

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

Other significant producers of specialty alcohols in the United States are Archer-Daniels-Midland Company, Grain Processing Corporation, Golden Triangle Energy, CIE and Greenfield Global Inc. Together with many smaller producers, these companies account for a significant majority of the total installed specialty alcohol production capacity in the United States.

The largest producers of fuel-grade ethanol in the United States are POET, LLC, Valero Renewable Fuels Company, LLC, Archer-Daniels-Midland Company and Green Plains Inc., collectively with approximately 39% of the total installed fuel-grade ethanol production capacity in the United States. In addition, there are many mid-sized fuel-grade ethanol producers with several plants under ownership, smaller producers each with one or two plants, and several fuel-grade ethanol marketers that create significant competition. Overall, we believe there are over 190 fuel-grade ethanol production facilities in the United States with a total installed production capacity of approximately 18.5 billion gallons and many brokers and marketers with whom we compete for sales of fuel-grade ethanol and its co-products.

Our fuel-grade ethanol also competes in a global market against production from other countries, such as Brazil, which may have lower production costs than United States producers. Lower feedstock input costs such as sugarcane used in Brazil as compared to corn used in the United States may give foreign producers a competitive advantage. In addition, fuel-grade ethanol from sugarcane feedstock qualifies as an advanced biofuel, unlike corn ethanol, allowing certain producers to economically satisfy an advanced biofuel standard. Moreover, new products and production technologies are under continuous development, many of which, if adopted by competitors, could harm our ability to compete.

We believe that our competitive strengths include our customer and supplier relationships, our diverse product mix, the barriers to entry to our most profitable lines of business—including our certifications at our production facilities—our experienced management, and the strategic location of our Midwest production facilities. See “—Competitive Strengths.”

Governmental Regulation

Our business is subject to a wide range of federal, state and local laws and regulations directed at protecting public health and the environment, including those promulgated by the Occupational Safety and Health Administration, or OSHA, the U.S. Food and Drug Administration, or FDA, the EPA, and numerous state, local and international authorities. These laws, their underlying regulatory requirements and their potential enforcement, some of which are described below, impact, or may impact, nearly every aspect of our operations, including our alcohol production (including distillation), our essential ingredient production, including CO2, our storage facilities, and our water usage, wastewater discharge, disposal of hazardous wastes and emissions, and other matters pertaining to our existing and proposed business by imposing:

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

In addition, some governmental regulations are helpful to our production and marketing business. The fuel-grade ethanol industry in particular is supported by federal and state mandates and environmental regulations that favor the use of fuel-grade ethanol in motor fuel blends. Some of the governmental regulations applicable to our production and marketing business are briefly described below.

Food and Drug Regulation

Our products for the Health, Home & Beauty, Food & Beverage and Essential Ingredients markets are subject to regulation by the FDA as well as similar state agencies. Under the Federal Food, Drug, and Cosmetic Act, or FDCA, the FDA regulates the processing, formulation, safety, manufacture, packaging, labeling and distribution of food ingredients, vitamins, cosmetics and pharmaceuticals for active and inactive ingredients. In 2022, The Modernization of Cosmetics Regulation Act (MoCRA) was enacted as part of the FDCA. This was a significant expansion to the FDCA, and established requirements for cosmetic product facility registration and product listing, widening regulatory oversight of many more of our customers’ products. Many of the FDA’s and FDCA’s rules and regulations apply directly to us as well as indirectly through their application in our customers’ products. For proper marketing and sale in the United States, an applicable product must be generally recognized as safe, approved and not adulterated or misbranded under the FDCA and relevant regulations issued under the FDCA. The FDA has broad authority to enforce the provisions of the FDCA. Failure to comply with the laws and regulations of the FDA or similar state agencies could prevent us from selling certain of our products or subject us to liability.

Renewable Fuels Energy Legislation

Under the RFS, the mandated use of all renewable fuels, including fuel-grade ethanol, rose incrementally and peaked at 36 billion gallons in 2022, including an implied 15 billion gallons of conventional, or corn-based, ethanol. The EPA set the implied conventional renewable fuel volume at 15 billion gallons for each of 2023, 2024 and 2025 and has proposed to maintain that level for 2026 and 2027. Under the provisions of the Energy Independence and Security Act of 2007, the EPA has the authority to waive the mandated RFS requirements in whole or in part. To grant a waiver, the EPA administrator must determine, in consultation with the Secretaries of Agriculture and Energy, that there is inadequate domestic renewable fuel supply or implementation of the requirement would severely harm the economy or environment of a state, region or the United States as a whole.

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

The EPA has allowed fuel and fuel-additive manufacturers to introduce into commercial gasoline up to 15% fuel-grade ethanol by volume, or E15, for vehicles from model year 2001 and after. According to the Renewable Fuels Association, E15 is explicitly approved by the manufacturer for use in approximately 95% of model year 2024 and newer cars and light trucks based on its annual review of vehicle owner’s manuals and warranty statements. Commercial sales of E15 have begun in a majority of states. E15 has historically been prohibited in most states during the summer driving season due to concerns over evaporative emissions and to meet federal clean air standards. For the 2025, 2024 and 2023 summer driving seasons, the EPA issued emergency fuel waivers to allow the sale of E15 to help alleviate high gasoline prices. E15 may, however, be sold year-round in states that have a reformulated gasoline program. In February 2024, the EPA issued a final rule approving the petitions of eight Midwestern states—Illinois, Iowa, Minnesota, Missouri, Nebraska, Ohio, South Dakota and Wisconsin—to permit the sale of E15 year-round with an effective date in April 2025, except that the EPA has extended the effective date to April 2026 for Ohio and nine counties in South Dakota.

Various states including California, Oregon and Washington, and other regions such as the Canadian province of British Columbia, have implemented low carbon or clean fuel standard programs focused on reducing the carbon intensity of transportation fuels. New Mexico has enacted a Clean Transportation Fuel Program, a state low carbon fuel standard that is scheduled to take effect no later than July 1, 2026. In addition, various states, including New York, New Jersey, Minnesota, Hawaii, Pennsylvania, Vermont, Massachusetts, Michigan and Illinois, currently have proposed legislation or policies that would establish a low carbon fuel standard program. Blending fuel-grade ethanol into gasoline is one of the primary means of attaining these goals.

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

Human Capital Resources

As of March 12, 2026, we had approximately 390 full-time employees. Our human capital resources objectives include attracting and retaining well-qualified and highly skilled and motivated employees and executives. As of that same date, approximately 51% of our employees were represented by a labor union and covered by a collective bargaining agreement. We have never had a work stoppage or strike and we consider our relations with our employees to be good.

Our compensation program is designed to attract, retain and motivate our personnel. We use a mix of competitive salaries and other benefits to attract and retain employees and executives. Some of these benefits include matching 401(k) contributions of up to 6% of salary, health and wellness programs and a paid service day for employees to give back to their communities. At the direction and with the involvement of our Sustainability and Governance board committees, we have established a Sustainability working committee that draws from our many administrative and operational departments to review key policies and procedures, conduct employee engagement surveys, champion volunteering and charitable drives, develop and implement formalized recruiting and training efforts to prioritize collecting data and improve on key metrics from industry frameworks such as the Global Reporting Initiative (GRI) and Sustainability Accounting Standards Board (SASB) standards which are maintained by the International Sustainability Standards Board of the IFRS Foundation.

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

Historically, the spread between corn and fuel-grade ethanol prices has fluctuated significantly. Fluctuations are likely to continue to occur. A sustained negative or narrow spread, whether as a result of sustained high or increased corn prices or sustained low or decreased alcohol or essential ingredient prices, would adversely affect our results of operations and financial condition. Revenues from sales of alcohols, particularly fuel-grade ethanol, and essential ingredients have in the past and could in the future decline below the marginal cost of production, which have in the past and may again in the future force us to suspend production, particularly fuel-grade ethanol production, at some or all of our facilities. For example, we hot-idled our Magic Valley facility in early 2023 due to unfavorable market conditions and again hot-idled our Magic Valley facility in early 2024 in part due to unfavorable market conditions and to expedite the installation of additional equipment needed to achieve the intended production rate, quality and consistency from the corn oil and high protein system at the facility. We restarted the Magic Valley facility in July 2024, but due to challenging market economics, we cold-idled the plant at the end of 2024, which remains idled.

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

Our fuel-grade ethanol sales are tied to prevailing spot market prices rather than long-term, fixed-price contracts. Fuel-grade ethanol prices, as reported by the Chicago Mercantile Exchange, ranged from $1.57 to $2.07 per gallon in 2025, $1.38 to $2.12 per gallon in 2024 and from $1.58 to $2.67 per gallon in 2023. In addition, even under longer-term, fixed-price contracts for our specialty alcohols, our customers may seek to renegotiate prices under those contracts during periods of falling prices or high price volatility. Fluctuations in the prices of our products may cause our results of operations to fluctuate significantly.

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

We evaluate our long-lived assets annually for impairment or when circumstances indicate that the full carrying value of an asset may be unrecoverable. These evaluations rely on financial and other assumptions concerning the assets, any of which may not materialize in the future. For example, we recognized asset impairments of $0.8 million, $24.8 million and $6.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. We may recognize additional impairments of the values of our long-lived assets in the future based on then-prevailing financial and other circumstances. Impairments of our long-lived assets may materially and adversely affect our results of operations.

Our alcohol production relies on traditional corn-based feedstock and process technologies. New technologies could make corn-based alcohol production and traditional process technologies less competitive or even obsolete, materially and adversely harming our business.

We produce our alcohols from corn and our plants are constructed and operate primarily as corn-based alcohol production facilities. Competitors and other third parties have undertaken research to develop competing products to corn-based alcohols, and ethanol in particular, as well as new process technologies. These research efforts seek alternatives to corn-based ethanol and traditional process technologies aimed at improving real or perceived problems with the fuel, such as the carbon and energy intensity of its production, its lower energy content compared to gasoline and its hydrophobic nature resulting in water separation in transit or at other times. Competitors and other third parties may develop new alcohols and processes that improve on any of these or other real or perceived problems with corn-based alcohols, including ethanol. If viable competing products or new process technologies are developed and attract widespread or even modest adoption, we may be forced to modify our production facilities, including our process technologies, if possible, to transition in full or in part to these other products or process technologies to remain competitive. Modifying our production facilities may require expertise that our personnel may not possess and would likely require significant capital expenditures the funding for which we may not have. An inability to remain competitive due to the introduction and adoption of competing products or new process technologies, or significant costs associated with the adoption of new products and process technologies, would materially and adversely affect our business, financial condition and results of operations.

Inflation and sustained higher prices may adversely impact our results of operations and financial condition.

We have experienced adverse inflationary impacts on key production inputs, wages and other costs of labor, equipment, services and other business expenses. In addition, we have experienced adverse inflationary impacts on our budgets and expenses for many of our in-process and planned capital projects. Inflation, including through tariffs, and its negative impacts could escalate in future periods. Even if inflation stabilizes or abates, the prices of key production inputs, wages and other costs of labor, equipment, services and other business expenses, and for our capital projects, will likely remain at elevated levels. We may not be able to include these additional costs in the prices of the products we sell. As a result, inflation and sustained higher prices may have a material adverse effect on our results of operations and financial condition.

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

We have incurred significant losses and negative operating cash flow in the past. For example, for the years ended December 31, 2024 and 2023, we incurred consolidated net losses of approximately $59.0 million and $28.0 million, respectively. For the year ended December 31, 2024, we incurred negative operating cash flow of $3.5 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

We are engaged in multiple capital improvement initiatives and projects. These initiatives and projects, and their financing, costs, timing and effects, are based on our plans, expectations and various assumptions that may not eventuate. We may therefore be unable to timely achieve, or achieve at all, the results we expect.

We are engaged in multiple capital improvement initiatives and projects to diversify and enhance our revenue streams and to expand margins and profitability by reducing costs. These initiatives and projects have different timelines, returns on investment and risk profiles, including regulatory risks. In addition, we may have to raise significant additional capital to complete some of our initiatives and projects. Our expected financial and other results from these initiatives and projects are based on assumptions around many factors, including their costs, timing, operation and market prices prevailing at project completion and thereafter, as well as tax and other favorable environmental attributes associated with low carbon alcohol that may accrue to our benefit. These tax and other benefits may change, including as a result of new or repealed laws, new administrations and the implementation or interpretation of existing laws, or the exhaustion of funds or benefits available under a particular program. For example, in January 2025, the new administration suspended all Inflation Reduction Act spending for 90 days. In addition, certain provisions of the Inflation Reduction Act lack proposed or final regulations and guidance. Regulators could issue new regulations or guidance that significantly narrows the application of clean energy tax incentives, and could even defer or withdraw regulations, which could materially and adversely affect the economic outcome of our capital improvement initiatives and projects. We can provide no assurances that any particular benefit will be available to us upon completion of any capital improvement initiative or project.

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

We regularly incur significant expenses to repair, maintain and upgrade our production facilities and operating equipment, estimated at an average of $30.0 million per year. For the years ended December 31, 2025, 2024 and 2023, we incurred $30.1 million, $34.6 million and $29.5 million, respectively. The machines and equipment we use to produce our alcohols and essential ingredients are complex, have many parts, and some operate on a continuous basis. We must perform routine equipment maintenance and must periodically replace a variety of parts such as motors, pumps, pipes and electrical parts, and engage in other repairs. In addition, our production facilities require periodic shutdowns to perform major maintenance and upgrades. Our production facilities also occasionally require unscheduled shutdowns to perform repairs. For example, we completed our biennial wet mill outage at our Pekin Campus in Spring 2024. The wet mill was offline for ten days, which negatively impacted sales and margins for the second quarter. In the first quarter of 2024, production at our Columbia facility was hampered by equipment issues that extended the facility’s regularly scheduled outage. In the third quarter of 2023 we experienced unusually high unscheduled production downtime for repairs and maintenance at our Pekin Campus which reduced sales volumes and increased losses. These scheduled and unscheduled shutdowns result in lower sales and increased costs in the periods during which a shutdown occurs and could result in unexpected operational issues in future periods resulting from changes to equipment and operational and mechanical processes made during shutdown.

We may be unable to qualify for and receive anticipated Section 45Z tax credit benefits available to low carbon fuel producers.

Section 45Z of the Inflation Reduction Act of 2022 provides a technology-neutral tax credit for the production of “clean fuel” that is produced in the United States and sold to an unrelated person during calendar years 2025 through 2029, with the amount of the credit determined in part by the fuel’s carbon intensity relative to a statutory baseline. We currently expect our Columbia plant and our Pekin Campus dry mill to be eligible to apply for and claim Section 45Z tax credits with respect to qualifying fuel they produce and sell. Our ability to qualify for and receive these tax credits will depend on, among other things, our ability to produce qualifying low carbon fuel in anticipated volumes, to achieve and document the carbon intensity levels required under Section 45Z and applicable Treasury and IRS guidance, and to comply with related registration, measurement, reporting and substantiation requirements. If we are unable to produce low carbon fuel in anticipated amounts (including as a result of plant outages or other operational issues), if our fuels do not achieve the required or expected carbon intensities under the applicable carbon intensity methodology, or if we fail to satisfy applicable tax, regulatory, or documentation requirements, we may be unable to qualify for and receive Section 45Z tax credits in the amounts we currently anticipate, or at all, which could materially and adversely affect our results of operations and financial condition. In addition, Section 45Z is scheduled to be available only for qualifying fuel produced and sold from January 1, 2025 through December 31, 2029, and there can be no assurance that Congress will extend or replace this credit.

Our indebtedness may expose us to risks that could negatively impact our business, prospects, liquidity, cash flows and results of operations.

We have incurred substantial indebtedness for our capital improvement projects. We expect that these projects, when completed, will generate financial returns sufficient to service and ultimately repay or refinance our indebtedness. However, the costs, timing, and effects of our capital improvement projects may not meet our projections. In addition, our indebtedness could:

●	require a substantial portion of our cash flows from operations for debt service payments, thereby reducing the availability of our cash flows to fund working capital, additional capital expenditures, acquisitions, dividend payments and for other general corporate purposes; make it more difficult to repay or refinance our indebtedness if it becomes due during adverse economic and industry conditions;

●	limit our flexibility to pursue strategic opportunities or react to changes in our business and the industries in which we operate and, consequently, place us at a competitive disadvantage to our competitors who have less debt;

●	limit our ability to procure additional financing for working capital or other purposes; or

●	result in adverse consequences due to a breach of our financial or other covenants and obligations in favor of our lenders.

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

Federal and state income tax laws impose restrictions on our ability to use net operating loss, or NOL, and tax credit carryforwards if an “ownership change” occurs for tax purposes, as defined in Section 382 of the Internal Revenue Code, or Code. In general, an ownership change occurs when one or more stockholders each owning 5% or more of a corporation entitled to use NOL or other loss carryforwards have increased their ownership by more than 50 percentage points during any three-year period. The annual base limitation under section 382 of the Code is calculated by multiplying the corporation’s value at the time of the ownership change by the greater of the long-term tax-exempt rate determined by the Internal Revenue Service in the month of the ownership change or the two preceding months. As a result, our ability to utilize our NOL and other loss carryforwards may be substantially limited. Any such limitation could result in increased future tax obligations, which could have a material adverse effect on our financial condition and results of operations.

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

We may be liable for the investigation and cleanup of environmental contamination at each of our production facilities and at off-site locations where we arrange for the disposal of hazardous substances or wastes. If these substances or wastes have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. For example, our Pekin Campus used coal as its primary source of fuel for steam production until 2016. We managed associated waste in part through a coal ash pond, an engineered impoundment site used to store waste byproducts. We operated the pond under an Illinois state operating permit that included a special condition that any ash impoundments either be capped and closed in accordance with an Illinois EPA-approved closure plan or removed. Although we continue to operate pumps and maintain protocols under operating permit conditions, our permit has expired, has not been renewed and we are in discussions with the Illinois EPA regarding a closure plan or other remediation. The Illinois EPA previously denied our closure plan for a beneficial re-use that would have utilized the ash as a structural fill. Although we continue to pursue a closure plan that would involve beneficial re-use, including potential uses such as grain storage, cogeneration, CO2 utilization, a hydrogen facility or other beneficial use, including third-party redevelopment, and that may offset all or a significant portion of any cleanup costs, we can provide no assurance that the Illinois EPA will allow any beneficial re-use and nor can we provide any assurance that the Illinois EPA will not mandate site cleanup, the costs of which, while not estimable at this time, could be substantial and could have a material adverse effect on our business, financial condition and results of operations.

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

The domestic market for fuel-grade ethanol is significantly impacted by federal mandates for volumes of renewable fuels (such as ethanol) required to be blended with gasoline. Future demand for fuel-grade ethanol will largely depend on incentives to blend ethanol into motor fuels, including the price of ethanol relative to the price of gasoline, the relative octane value of ethanol, constraints on the ability of vehicles to use higher ethanol blends, and the EPA’s established volumes from time to time, small refinery waivers, and other applicable environmental requirements.

The EPA has implemented the Renewable Fuel Standard under the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The EPA, in coordination with the Secretary of Energy and the Secretary of Agriculture, determines annual quotas for the quantity of renewable fuels (such as fuel-grade ethanol) that must be blended into motor fuels consumed in the United States. The EPA finalized mandatory volumes of 15 billion gallons for each of 2025, 2024 and 2023 of conventional renewable fuels, or corn-based fuel-grade ethanol, and has proposed mandatory volumes of 15 billion gallons for each of 2026 and 2027, which could decline for those or other future years.

The EPA may grant small refinery exemptions, in whole or in part, that reduce or eliminate annual RFS volume obligations for small refineries, which are defined as refineries with an average aggregate daily crude oil throughput not exceeding 75,000 barrels. If granted, these exemptions can remove the affected refinery’s gasoline and diesel from applicable RFS percentage standards for the relevant compliance year. In the past, the EPA has granted small refinery exemptions that have materially and adversely affected overall demand for and the price of fuel-grade ethanol. The U.S. Court of Appeals for the Fifth Circuit, in November 2023, struck down the EPA’s decision to deny numerous small refinery exemption petitions, holding that the EPA’s denials were impermissibly retroactive, contrary to law and counter to evidence in the litigation record. In light of that decision and recent EPA actions granting full or partial exemptions to a substantial number of petitions, small refinery exemptions may continue to be granted at elevated levels, which could materially and adversely affect overall demand for, and the price of, fuel-grade ethanol.

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

The United States Supreme Court’s decision in the case of Loper Bright Enterprises v. Raimondo may result in less industry-favorable rulemaking and agency interpretations of laws and regulations, which could materially and adversely affect our results of operations, cash flows and financial condition as well as the business and financial prospects of certain capital improvement projects.

In June 2024, the United States Supreme Court, in Loper Bright Enterprises v. Raimondo, overruled its prior Chevron doctrine, which had required courts to defer to reasonable administrative interpretations of ambiguous federal statutes. This outcome could increase litigation risk and uncertainty around rulemaking and agency interpretations that are favorable to the renewable fuels industry, such as the EPA’s administration of the RFS. It could also materially and adversely affect the Treasury Department’s ability to promulgate and sustain favorable regulations under the Inflation Reduction Act of 2022, including regulations implementing tax credits such as the Section 45Z clean fuel production tax credit, as well as other industry-favorable tax credits. Less industry-favorable rulemaking and agency interpretations of laws and regulations could materially and adversely affect our results of operations, cash flows, and financial condition, as well as the financial prospects of certain capital improvement projects.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, or any of the other risks or uncertainties discussed in this report, many of which are beyond our control:

●	fluctuations in our quarterly or annual operating results;

●	fluctuations in the market prices of our products;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	the timing, cost and effects of, and our ability to fund, our capital improvement projects;

●	regulatory developments or increased enforcement relating to our initiatives and projects or to our business;

●	our ability to qualify for and receive Section 45Z tax credits under the Inflation Reduction Act of 2022 for low carbon fuel, including in the anticipated amounts and at the expected times;

●	anticipated trends in our financial condition and results of operations;

●	our ability to obtain any necessary financing;

●	the volume and timing of the receipt of orders for our products from major customers, including annual contracted sales volumes for our specialty alcohols;

●	competitive pricing pressures;

●	changes in market valuations of companies similar to us;

●	stock market price and volume fluctuations generally;

●	additions or departures of key personnel;

●	environmental, product or other liabilities we may incur;

●	our financing activities and future sales of our common stock or other securities; and

●	our ability to maintain contracts that are critical to our operations.

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

Item 1B. Unresolved Staff Comments.

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2025 fiscal year and that remain unresolved.

Item 1C. Cybersecurity.

We recognize the critical importance of maintaining the trust and confidence of our customers, business partners, employees and other stakeholders. We engage in active oversight of cybersecurity, a cornerstone of our comprehensive enterprise risk management (ERM) program. Our cybersecurity framework is rooted in the National Institute of Standards and Technology, or NIST, Cybersecurity Framework, or CSF, as well as the International Organization for Standardization and the International Electrotechnical Commission (ISO/IEC 27001), reflecting our commitment to uphold the highest cybersecurity standards. We align our policies, standards and practices with these benchmarks and dynamically refine them to address evolving cybersecurity threats.

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

As of the filing of this report, we do not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect Alto Ingredients, Inc.

Governance

●	We take a comprehensive and forward-looking approach to cybersecurity risk management under the oversight of our Audit Committee. Management, including our Chief Financial Officer and our Director of Information Technology, provide regular updates to ensure a strategic, unified response to cybersecurity challenges. Management is notified of, and monitors, cybersecurity incidents through our EDR and SIEM systems.

●	Our Director of Information Technology has over 20 years of experience in information technology and five years of experience serving as a Virtual Chief Information Security Officer for other organizations.

●	Our networks and systems are continuously monitored by a combination of third-party service providers and an internal cybersecurity team. Management is promptly notified of cybersecurity incidents.

●	Our Audit Committee is promptly notified by our management of any material cybersecurity breach.

●	Our Board of Directors is briefed at least quarterly on the state of our cybersecurity program.

●	Our internal cybersecurity team collaborates with external cybersecurity service providers, including auditors, consultants and governmental agencies, to refine our cybersecurity measures. These service providers carry out cybersecurity risk evaluations such as periodic assessments and vulnerability scans to pinpoint potential security flaws and suggest enhancements.

Engagement and Continuous Improvement

We periodically evaluate our cybersecurity measures through internal and external audits and assessments to ensure our cybersecurity program is at the forefront of industry best practices. The results of these audits and assessments inform adjustments to our cybersecurity program to improve our resilience against emerging cybersecurity threats.

Item 2. Properties.

Our corporate headquarters, located in Pekin, Illinois, consists of plants and facilities comprising our Pekin Campus production segment totaling 145 acres on land we own. In Sacramento, California, we lease office space totaling approximately 3,400 square feet under a lease expiring in July 2026. In St. Louis, Missouri, we lease warehouse space totaling approximately 84,000 square feet under a lease expiring in 2030. We have plants located in Boardman, Oregon, at a 25-acre facility, and Burley, Idaho, at a 25-acre facility. The land in Boardman, Oregon is leased under a lease expiring in 2076. We own the land in Burley, Idaho. The plants and facilities in Oregon and Idaho comprise our Western production segment. See “Business—Production Facilities.” Our properties are subject to deeds of trust and other encumbrances in favor of our lenders.

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

Security Holders

As of March 12, 2026, we had 77,292,548 shares of common stock outstanding held of record by approximately 280 stockholders and 896 shares of non-voting common stock outstanding held of record by one stockholder. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 12, 2026, the closing sales price of our common stock on The Nasdaq Capital Market was $4.75 per share.

Performance Graph

The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on The Nasdaq Composite Index and The Nasdaq Clean Edge Green Energy Index, or Peer Group, in each case over the five-year period ended December 31, 2025.

The graph assumes $100 invested at the indicated starting date in our common stock and in each of The Nasdaq Composite Index and the Peer Group, with the reinvestment of all dividends. We have not paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns. This graph assumes that the value of the investment in our common stock and each of the comparison groups was $100 on December 31, 2020.

	Years Ended
	12/2020	12/2021	12/2022	12/2023	12/2024	12/2025

Alto Ingredients, Inc.	100.00	88.58	53.04	48.99	28.73	53.04
Nasdaq Composite	100.00	122.18	82.43	119.22	154.48	187.14
Nasdaq Clean Edge Green Energy	100.00	97.36	68.01	61.27	49.71	65.63

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

For 2025, 2024 and 2023, we declared and paid cash dividends on our outstanding shares of Series B Preferred Stock as they became due.

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

We operate five alcohol production facilities. Three of our production facilities are located in Illinois, one is located in Oregon, and another is located in Idaho. We have an annual alcohol production capacity of 330 million gallons, including both renewable fuels and specialty alcohols ranging from industrial-, pharmaceutical-, and high-quality food- and beverage-grade alcohols. Of this amount, we can produce up to 110 million gallons annually of specialty alcohols, depending on our product mix among high-quality beverage-grade alcohol and other quality specification alcohols. We market and distribute all of the alcohols produced at our facilities as well as alcohols produced by third parties. In 2025, we marketed and distributed approximately 350 million gallons combined of our own produced alcohols as well as fuel-grade ethanol produced by third parties, and over 1.2 million tons of essential ingredients.

We also own and operate a liquid CO2 production facility adjacent to our plant in Oregon for the offtake of CO2 gas from the plant for conversion to liquid CO2 and subsequent sale. In addition, we break bulk and distribute specialty alcohols, produced by us and third parties.

We report our financial and operating performance in three distinct segments:

●	Pekin production, which includes the production and sale of alcohols and other products we refer to as “essential ingredients” described below, produced at our three production facilities located in Pekin, Illinois, which we refer to as our Pekin Campus;

●	Marketing and distribution, which includes marketing and merchant trading for company-produced alcohols and essential ingredients on an aggregated basis, and sales of fuel-grade ethanol sourced from third parties; and

●	Western production, which includes the production and sale of renewable fuels and essential ingredients produced at our Western production facilities, including our liquid CO2 plant, on an aggregated basis, none of which are individually so significant as to be considered a separately reportable segment.

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

Production Segments

We produce specialty alcohols, renewable fuels and essential ingredients, focusing on five key markets: Health, Home & Beauty; Food & Beverage; Industry & Agriculture; Essential Ingredients; and Renewable Fuels. Products for Health, Home & Beauty markets include specialty alcohols used in mouthwash, cosmetics, pharmaceuticals, hand sanitizers, disinfectants and cleaners. Products for Food & Beverage markets include grain neutral spirits used in alcoholic beverages and vinegar, as well as corn germ used for corn oils. Products for Industry & Agriculture markets include alcohols and other products for paint applications, inks, vehicle fluids and fertilizers. Products for Essential Ingredients markets include dried yeast, corn protein meal, corn protein feed, corn germ, distillers grains, gas and liquid CO2 and liquid feed used in commercial animal feed and pet foods. We also sell yeast and gas and liquid CO2 for human consumption. Our products for the Renewable Fuels markets include fuel-grade ethanol and distillers corn oil used as a feedstock for renewable diesel and biodiesel fuels. Our specialty alcohols for the Industry & Agriculture, Food & Beverage and Health, Home & Beauty markets represented approximately 11%, 6% and 2%, respectively, of our sales in 2025 to customers in these three markets.

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

All of our production facilities, other than our Magic Valley plant, were operating for all of 2025, other than for scheduled and unscheduled downtimes to address facility repair and maintenance.

In January 2024, we temporarily hot-idled our Magic Valley facility to minimize losses from negative regional crush margins and to expedite the installation of additional equipment to achieve the intended production rate, quality and consistency from our corn oil and high protein system at the facility. We restarted our Magic Valley facility in July 2024 and by October 2024, the facility consistently achieved average ethanol production rates at full capacity, the protein content yield from the plant reached 50% or greater, and we were able to expand our corn oil yields. Increases in regional corn basis and declining market prices for protein and corn oil resulted in overall margin compression, outweighing the economic benefits of our plant improvements. As a consequence, we cold-idled our Magic Valley facility for all of 2025 and through the filing of this report to minimize financial losses. We continue to provide ethanol terminaling services at the plant and may resume operations at the facility if the economic environment in the region sustainably improves.

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

Q4 Financial Review, Current Initiatives and Outlook

Our fourth quarter capped a year of strong execution and was a pivotal milestone in our strategic realignment. Entering the year, we made tactical decisions to focus on opportunities under our control to maximize earnings. We adjusted staffing to align with our current organizational footprint, captured cost savings, invested in the throughput and efficiency of our plants, culled underperforming business activities in our marketing and distribution segment, and maintained operational discipline in support of our revenue diversification efforts.

In the fourth quarter, gross profit increased $16.6 million and net income improved $63.5 million while Adjusted EBITDA grew by $35.6 million compared to the same period in 2024. For the full year, gross profit increased $25.2 million and net income improved $72.4 million while Adjusted EBITDA grew by $53.2 million compared to the full year 2024. These robust improvements were driven by multiple key factors, primarily, increased crush margins, qualified Section 45Z tax credits, strong renewable fuel export sales and our receipt of excess insurance proceeds.

For the fourth quarter, crush margins were $0.23 per gallon compared to $0.08 in the same period in 2024. An increase in renewable fuel export sales at premiums to domestic sales contributed $5 million from both higher volumes and a higher average sales price per gallon. We also realized $2.6 million less in compensation costs for the quarter due to staff reductions implemented earlier in the year, including the impact of idling our Magic Valley plant and a gain on our annual pension valuation adjustment. In addition, the sale of Oregon carbon credits contributed an additional $2.9 million due to improved market pricing.

We continued to benefit in the fourth quarter from our Alto Carbonic acquisition, which contributed $1.4 million in gross profit to our Western Production segment. With the idling of our Magic Valley facility, our Western Production segment achieved positive gross profit for the quarter and for the full year. With high-value liquid CO2 now in our product mix, our essential ingredients return at our Western Production segment improved to 48% in the fourth quarter from 30% for the same period in 2024 and contributed to an increase in our overall 2025 consolidated return of 52% compared to 43% for the full-year 2024. Partially offsetting these improvements was net negative $4.2 million in combined realized and unrealized changes in derivatives at period end.

We made significant progress in determining the amount of Section 45Z transferable tax credits for 2025 and associated incremental earnings. We expect to qualify approximately 90 million gallons of combined production on an annual basis for Section 45Z credits at our Columbia and Pekin dry mill facilities. In the fourth quarter, we recorded $7.5 million, or $0.10 per gallon, net of monetization costs, in Section 45Z credit earnings for the full year. For 2026, with the removal of the indirect land use change (iLUC) from the GREET model, we expect to qualify for $0.20 per gallon at our Columbia and Pekin dry mill facilities and to generate approximately $15 million in total net proceeds. We continue to pursue opportunities to further lower our carbon scores. Our Pekin wet mill and our ICP plant do not currently qualify for these tax credits, but those facilities are advantaged to serve a variety of domestic and export markets with alcohol supplies predominantly sold at a premium to renewable fuel.

With respect to our efforts to optimize and monetize our Western assets, as previously disclosed, current market conditions, including operational improvements, together with the positive impact of our Alto Carbonic acquisition, have materially changed our calculus for simply selling the facilities. Given our Columbia plant’s improved profitability, we are no longer actively marketing this asset. We continue to evaluate all options for our Magic Valley facility, including selling the plant as well as restarting and capturing Section 45Z credits and monetizing the valuable CO2 the facility would produce.

For 2026, we plan to boost our capital expenditures to approximately $25 million while maintaining strong cost discipline and prioritizing projects with the highest return on investment. Approximately 45% of our capital expenditures budget is earmarked for maintenance projects while the remaining 55% is allocated to optimization projects, including to implement higher production capacity at our Pekin dry mill. Included in the $25 million budget are the costs to complete repairs of our existing damaged Pekin Campus dock and to add a second alcohol loadout dock. We are building the second dock to mitigate future business interruption and enhance our logistical capabilities by expanding throughput and creating redundancy. We expect to begin repairing the original dock and installing the second dock this spring, and we anticipate completing both projects by the end of 2026.

We entered 2026 with a leaner cost structure and a better mix of premium exports and carbon utilization, as well as expanded CO₂ opportunities and potential upside from Section 45Z tax credits. We addressed losses at underperforming assets, removed structural costs and repositioned our portfolio toward higher value and more consistent revenue streams, and we are moving forward with plans to improve our return on assets. Improving our operations should strengthen our ability to capitalize on favorable margin environments, stabilize our business when margins are compressed and ensure that our assets are producing positive returns. In 2026, we intend to focus on factors within our control, driving improved profitability and executing on multiple opportunities to grow earnings.

The first quarter is a seasonally challenging period, and in January 2026, extreme cold weather disrupted river logistics and curtailed production at our Pekin Campus. We took advantage of the downtime to accelerate some of our planned repairs scheduled for the second quarter during our biennial wet mill outage. This has allowed us to defer the remaining work until the spring of 2027 and to recoup January’s lost production volumes in the second quarter. As to additional outages planned for 2026, we expect normal second quarter outages at our Columbia and ICP facilities, consistent with planned outages in 2025. In the second half of 2026, our Pekin dry mill is scheduled for a longer outage to implement a capacity project to increase production at the facility by approximately 8%, further improving the plant’s profitability.

CO2 utilization remains a compelling opportunity as demand for liquid CO2 continues to rise. In 2026, we intend to capitalize further on demand growth in the Pacific Northwest and on our liquid CO2 processing capabilities by increasing our throughput volume and storage capacity. We are also assessing large scale CO2 utilization and sequestration opportunities at our Pekin Campus and we are developing plans to capture more value for our CO2 as rapidly as possible. We have contracted to sell a significant volume of renewable fuel exports for the first half of 2026 and we see more opportunities to expand volumes and premiums in this market. In addition, we are on track for 2026 to match our high-quality alcohol volumes in 2025.

Finally, on the regulatory front, we continue to view E15 as a meaningful long-term demand tailwind for the farming and renewable fuel industries. While permanent nationwide adoption is not yet finalized, the EPA has consistently supported summer E15 sales through waivers, and entering 2026, political momentum has strengthened with renewed Administration and bipartisan Congressional support. Taken together, we believe the trajectory for E15 remains clearly positive and supportive of incremental ethanol demand over time.

Use of Non-GAAP Financial Measures

Management believes that certain financial measures not in accordance with generally accepted accounting principles, or GAAP, are useful measures of operations. Management provides Adjusted EBITDA as a non-GAAP financial measure so that investors will have the same financial information that management uses, which may assist investors in properly assessing our performance on a period-over-period basis.

We define Adjusted EBITDA as unaudited consolidated net income (loss) before interest expense, interest income, unrealized derivative gains and losses, excess insurance proceeds, acquisition-related expense (recoveries), provision or benefit for income taxes, asset impairments, and depreciation and amortization expense.

A table is provided below to reconcile Adjusted EBITDA to its most directly comparable GAAP measure, consolidated net income (loss). Adjusted EBITDA is not a measure of financial performance under GAAP and should not be considered as an alternative to consolidated net income (loss) or any other measure of performance under GAAP, or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under GAAP.

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

Reconciliation of Adjusted EBITDA to Consolidated Net Income (Loss)

	Three Months Ended December 31,		Years Ended December 31,
(in thousands) (unaudited)	2025	2024	2025	2024
Consolidated net income (loss)	$21,806	$(41,712)	$13,338	$(58,984)
Adjustments:
Interest expense, net	2,425	2,474	10,765	7,644
Interest income	(175)	(112)	(381)	(689)
Unrealized derivative (gains) losses	4,036	(5,495)	2,679	(13,574)
Excess insurance proceeds	(6,688)	—	(6,688)	—
Acquisition-related expense (recoveries)	—	5,676	(460)	7,701
Asset impairments	803	24,790	803	24,790
Provision (benefit) for income taxes	(621)	173	(621)	173
Depreciation and amortization expense	6,328	6,548	25,216	24,408
Total adjustments	6,108	34,054	31,313	50,453
Adjusted EBITDA	$27,914	$(7,658)	$44,651	$(8,531)

2025 Financial Performance Summary

Our consolidated net sales declined by $47.3 million to $0.9 billion for 2025 from $1.0 billion for 2024. Our net income (loss) attributable to common stockholders increased by $72.4 million to $12.1 million for 2025 from a net loss of $60.3 million for 2024.

Factors that contributed to these results of operations for 2025 include:

●	Net sales. Our net sales decline of $47.3 million was due to a decline in total gallons of alcohol sold and fewer tons of essential ingredients sold, partially offset by an increase in our average sales price per gallon.

○	Our average sales price per gallon increased by $0.07, or 4%, to $2.02 for 2025 from $1.95 for 2024. The improvement was primarily driven by higher renewable fuel prices in 2025 largely due to higher gasoline prices.

○	Our volume of essential ingredients sold declined by 0.2 million tons, or 14%, to 1.2 million tons for 2025 from 1.4 million tons for 2024 primarily due to lower alcohol production volumes during 2025, as our Magic Valley facility was cold-idled for all of 2025.

○	Our total gallons of alcohol sold decreased by 35.9 million gallons, or 9%, to 350.1 million gallons for 2025 from 386.0 million gallons for 2024.

●	Our renewable fuel production sales volume declined by 31.0 million gallons, or 17%, to 155.2 million gallons for 2025 from 186.2 million gallons for 2024, primarily due to the cold idling of our Magic Valley facility for all of 2025 resulting in no production from the facility.

●	Our third-party sales volume decreased by 1.4 million gallons, or 1%, to 106.9 million gallons for 2025 from 108.3 million gallons for 2024 primarily due to less volume sold in the market around our Magic Valley facility.

●	Our specialty alcohol production sales volume decreased by 3.5 million gallons, or 4%, to 88.0 million gallons for 2025 from 91.5 million gallons for 2024 primarily due to decreased customer demand for specialty alcohols during the year.

●	Gross Profit. Our gross profit increased $25.2 million to a gross profit of $34.9 million for 2025 from $9.7 million for 2024 due to stronger commodity crush margins from higher ethanol sales prices as well as lower corn costs. Our gross profit and margins were further positively impacted by our acquisition of Kodiak Carbonic and the cold-idling of our Magic Valley facility.

Sales and Margins

We generate sales by marketing all of the alcohols produced by our three production facilities in Illinois, all of the fuel-grade ethanol produced by our production facilities in Oregon and Idaho, and fuel-grade ethanol purchased from third-party suppliers throughout the United States. We also market essential ingredients produced by our production facilities, including dried yeast, corn protein meal, corn protein feed, corn germ, distillers corn oil and distillers grains and liquid feed used in commercial animal feed and pet foods. We also sell yeast and gas and liquid CO2 for human consumption.

Our profitability is highly dependent on various commodity prices, including the market prices of corn, natural gas and fuel-grade ethanol.

Our consolidated average alcohol sales price improved by 4% to $2.02 per gallon for 2025 compared to $1.95 per gallon for 2024. The average price of fuel-grade ethanol as reported by the Chicago Mercantile Exchange, or CME, also improved by 4% to $1.76 per gallon for 2025 compared to $1.69 per gallon for 2024. Our consolidated average cost of corn declined by 1% to $4.68 per bushel for 2025 from $4.72 per bushel for 2024. The average price of corn as reported by the CME increased 4% to $4.39 per bushel for 2025 from $4.24 per bushel for 2024.

We believe that our gross profit margins depend primarily on the following key factors:

●	the prices of our specialty alcohols and the market price of fuel-grade ethanol, the latter of which is impacted by the price of gasoline and related petroleum products, and government regulations, including government ethanol mandates;

●	the market prices of key production input commodities, such as corn (including corn basis) and natural gas;

●	the market prices of our essential ingredients;

●	key variable costs (other than production input commodities), such as production and other personnel staffing;

●	our ability to anticipate trends in the market and contracted prices of our alcohols, essential ingredients, and costs of key input commodities, and our ability to implement appropriate risk management through hedging and other means, and opportunistic pricing strategies, as well as the financial results of those hedging activities;

●	the proportion of our sales of specialty alcohols to our sales of fuel-grade ethanol produced at our facilities relative to their respective market and contracted prices; and

●	the proportion of our sales of fuel-grade ethanol produced at our facilities to our sales of fuel-grade ethanol produced by unrelated third-parties relative to the market price of fuel-grade ethanol and marketing and distribution fees payable for third-party sales.

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

Certain performance metrics that we believe are important indicators of our results of operations include the following:

				Percentage Change
	Years Ended December 31,			2025 vs	2024 vs
	2025	2024	2023	2024	2023
Alcohol Sales (gallons in millions)
Pekin Campus renewable fuel gallons sold	122.6	125.7	136.2	(2)%	(8)%
Western production renewable fuel gallons sold	32.6	60.5	67.0	(46)%	(10)%
Third-party renewable fuel gallons sold	106.9	108.3	102.6	(1)%	6%
Total renewable fuel gallons sold	262.1	294.5	305.8	(11)%	(4)%
Specialty alcohol gallons sold	88.0	91.5	76.7	(4)%	19%
Total gallons sold	350.1	386.0	382.5	(9)%	1%

Sales Price per Gallon
Pekin Campus	$2.00	$1.95	$2.40	3%	(19)%
Western production	$2.06	$1.91	$2.49	8%	(23)%
Marketing and distribution	$2.07	$2.00	$2.56	3%	(22)%
Total	$2.02	$1.95	$2.47	4%	(21)%

Alcohol Production (gallons in millions)
Pekin Campus	215.3	212.4	209.7	1%	1%
Western production	32.9	58.7	68.1	(44)%	(14)%
Total	248.2	271.1	277.8	(8)%	(2)%

Corn Cost per Bushel
Pekin Campus	$4.54	$4.45	$6.32	2%	(30)%
Western production	$5.62	$5.73	$7.45	(2)%	(23)%
Total	$4.68	$4.72	$6.58	(1)%	(28)%

Average Market Metrics
PLATTS Ethanol price per gallon	$1.76	$1.69	$2.22	4%	(24)%
CME Corn cost per bushel	$4.39	$4.24	$5.64	4%	(25)%
Board corn crush per gallon (1)	$0.19	$0.18	$0.21	6%	(14)%

Essential Ingredients Sold (in thousands of tons)
Pekin Campus
Distillers grains	337.6	336.4	332.7	—%	1%
CO2	192.2	188.6	182.4	2%	3%
Corn wet feed	107.3	121.8	95.0	(12)%	28%
Corn dry feed	106.9	87.2	90.6	23%	(4)%
Corn oil and germ	78.0	75.1	73.8	4%	2%
Syrup and other	36.4	38.6	41.2	(6)%	(6)%
Corn meal	36.8	35.4	36.8	4%	(4)%
Yeast	24.4	23.2	25.9	5%	(10)%
Total Pekin Campus	919.6	906.3	878.4	1%	3%

Western Production
Distillers grains	235.3	394.5	459.7	(40)%	(14)%
CO2	56.5	57.7	119.1	(2)%	(52)%
Syrup and other	3.5	54.8	55.5	(94)%	(1)%
Corn oil	4.3	7.6	8.0	(43)%	(5)%
Total Western Production	299.6	514.6	642.3	(42)%	(20)%

Total Essential Ingredients Sold	1,219.2	1,420.9	1,520.7	(14)%	(7)%

Essential Ingredients return % (2)
Pekin Campus Return	49.3%	49.7%	45.7%	(1)%	9%
Western Production Return	50.4%	32.0%	33.4%	58%	(4)%
Consolidated Total Return	49.5%	45.2%	42.4%	10%	7%

(1)	Assumes corn conversion of 2.80 gallons of alcohol per bushel of corn.
(2)	Essential ingredients revenues as a percentage of total corn costs consumed.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	Years Ended December 31,		Dollar	Percentage	Results as a Percentage of Net Sales for the Years Ended December 31,
	2025	2024	Change	Change	2025	2024
	(dollars in thousands)
Net sales	$917,927	$965,258	$(47,331)	(4.9)%	100.0%	100.0%
Cost of goods sold	883,014	955,536	(72,522)	(7.6)%	96.2%	99.0%
Gross profit	34,913	9,722	25,191	259.1%	3.8%	1.0%
Selling, general and administrative expenses	(27,208)	(29,736)	2,528	8.5%	(3.0)%	(3.1)%
Acquisition-related recoveries (expenses)	460	(7,701)	8,161	*	0.1%	(0.8)%
Gain on sale of assets	—	830	(830)	(100.0)%	—%	0.1%
Asset impairments	(803)	(24,790)	23,987	(96.8)%	(0.1)%	(2.6)%
Income (loss) from operations	7,362	(51,675)	59,037	*	0.8%	(5.4)%
Transferable tax credits, net	7,500	—	7,500	*	0.8%	0.0%
Excess insurance proceeds	6,688	—	6,688	*	0.7%	0.0%
Interest expense, net	(10,765)	(7,644)	(3,121)	40.8%	(1.2)%	(0.8)%
Other income, net	1,932	508	1,424	280.3%	0.2%	0.1%
Income (loss) before provision (benefit) for income taxes	12,717	(58,811)	71,528	*	1.4%	(6.1)%
Provision (benefit) for income taxes	(621)	173	794	*	0.1%	0.0%
Consolidated net income (loss)	$13,338	$(58,984)	$72,322	*	1.5%	(6.1)%
Preferred stock dividends	(1,265)	(1,269)	4	0.3%	(0.1)%	(0.1)%
Income (loss) attributable to common stockholders	$12,073	$(60,253)	$72,326	*	1.4%	(6.2)%

*	Not meaningful.

Net Sales

The decline in our consolidated net sales for 2025 as compared to 2024 was due to a decrease in our volume of alcohol sold and lower volumes of essential ingredients sold, partially offset by an increase in our average alcohol sales price per gallon. The decreases in our volumes of alcohol and essential ingredients sold were primarily due to the cold-idling of our Magic Valley facility for all of 2025 and a higher volume of product in transit at the end of the year.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment increased by less than $0.1 million, or 0%, to $415.8 million for 2025 as compared to $415.7 million for 2024. Our total volume of production gallons sold, decreased by 5.2 million gallons, or 2%, to 208.4 million gallons for 2025 as compared to 213.6 million gallons for 2024, due to the timing of shipments at year-end.

At the segment’s average sales price per gallon of $2.00 for 2025, we generated $10.4 million less in net sales from the 5.2 million fewer gallons of alcohol sold in 2025 as compared to 2024. However, an increase of $0.05, or 3%, in the segment’s average sales price per gallon in 2025 as compared to 2024 resulted in a $10.4 million increase in net sales in 2025 as compared to 2024.

Net sales of essential ingredients increased by $5.3 million, or 3%, to $174.6 million for 2025 as compared to $169.3 million for 2024. Our total volume of essential ingredients sold increased by 13,300 tons, or 1%, to 919,600 tons for 2025 from 906,300 tons for 2024. Sales volumes of essential ingredients from our Pekin Campus were higher in 2025 due to timing of shipments. An increase of $3.05, or 2%, in our average sales price per ton in 2025 as compared to 2024 resulted in a $2.8 million increase in net sales as compared to 2024. At our average sales price per ton of $189.86 for 2025, we generated $2.5 million in additional net sales from the 13,300 additional tons of essential ingredients sold in 2025 as compared to 2024.

Marketing and Distribution Segment

Net sales of renewable fuel from our marketing and distribution segment, excluding intersegment sales, increased by $4.8 million, or 2%, to $221.3 million for 2025 as compared to $216.5 million for 2024.

Our volume of third-party renewable fuel sold reported gross by the segment decreased by 1.4 million gallons, or 1%, to 106.9 million gallons for 2025 as compared to 108.3 million gallons for 2024. The increase of $0.07, or 4%, in our average sales price per gallon in 2025 as compared to 2024 resulted in a $7.7 million increase in net sales in 2025 from our third-party renewable fuel sold by the segment compared to 2024. At the segment’s average sales price per gallon of $2.07 for 2025, net sales were $2.9 million lower as a result of the 1.4 million fewer gallons sold in 2025 as compared to 2024.

Western Production Segment

Net sales of alcohol from our Western production segment declined by $48.1 million, or 42%, to $67.3 million for 2025 as compared to $115.4 million for 2024. Our total volume of gallons sold declined by 27.9 million gallons, or 46%, to 32.6 million gallons for 2025 as compared to 60.5 million gallons for 2024. This decline in sales volume primarily resulted from the cold-idling of our Magic Valley facility for all of 2025. At the segment’s average sales price of $2.06 per gallon for 2025, net sales were $57.5 million lower as a result of the 27.9 million fewer gallons sold in 2025 as compared to 2024. This decrease was partially offset by an increase of $0.15, or 8%, in our average sales price per gallon in 2025 as compared to 2024 resulting in a $9.4 million increase in net sales of alcohol from the segment compared to 2024.

Net sales of essential ingredients declined by $5.4 million, or 15%, to $31.6 million for 2025 as compared to $37.0 million for 2024. Our total volume of essential ingredients sold declined by 215,000 tons, or 42%, to 299,600 tons for 2025 from 514,600 tons for 2024. At our average sales price of $105.31 per ton for 2025, net sales were $22.6 million lower as a result of the 215,000 fewer tons sold in 2025 as compared to 2024. This decline was partially offset by a higher sales price, which increased by $33.50 per ton for 2025. The increase of $33.50, or 47%, in our average sales price per ton in 2025 as compared to 2024 resulted in an increase of $17.2 million in net sales of essential ingredients from the segment compared to 2024.

Corporate and Other Segment

Net sales from our Corporate and other segment, which is comprised of our Eagle Alcohol business, declined by $4.0 million, or 35%, to $7.4 million for 2025 as compared to $11.4 million for 2024.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit improved to $34.9 million, representing a gross margin of 3.8% for 2025, from $9.7 million, representing a gross margin of 1.0%, for 2024. Our consolidated gross profit improved due to higher overall commodity crush margins, increased export sales at premium prices to domestic renewable fuel and overall cost savings. In 2025, we spent a total of $30.1 million for repairs and maintenance, in line with our annual estimate.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit declined by $3.8 million to a gross profit of $22.1 million from $25.9 million. Of this decrease, $3.2 million is attributable to lower commodity crush margins and $0.6 million is attributable to decreased sales volumes in 2025 as compared to 2024.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit improved by $5.1 million to a gross profit of $9.1 million for 2025 from $4.0 million for 2024. Of this increase, $5.2 million is attributable to higher margins from sales of third-party renewable fuel, partially offset by a decrease of $0.1 million attributable to lower marketing volumes of third-party renewable fuel sold reported gross in 2025 as compared to 2024.

Western Production Segment

Our Western production segment’s gross profit improved by $22.3 million to a gross profit of $3.0 million for 2025 as compared to a gross loss of $19.3 million for 2024. Of this improvement, $24.9 million is attributable to significantly higher margins for renewable fuel, partially offset by $2.6 million attributable to lower sales volumes at negative margins in 2025 as compared to 2024.

Corporate and Other Segment

Our Corporate and other segment reported a gross profit of $0.7 million for 2025 and a gross loss of $0.9 million for 2024, primarily from Eagle Alcohol’s business.

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses decreased by $2.5 million to $27.2 million for 2025 as compared to $29.7 million for 2024. SG&A expenses decreased primarily due to lower operating costs, including reduced staff levels, and professional fees.

Acquisition-related Expenses

Our acquisition-related expenses decreased by $8.2 million to a recovery of $0.5 million for 2025 as compared to $7.7 million for 2024. In 2024, we accelerated and accrued all remaining amounts payable in 2025 for our acquisition of Eagle Alcohol. We paid out a final amount in 2025 that was $0.5 million less than the amount we accrued in 2024. We have no further payment obligations for our acquisition of Eagle Alcohol.

Asset Impairments

We recorded asset impairment charges of $0.8 million for 2025 as compared to $24.8 million for 2024. The 2025 impairments relate to certain abandoned projects. The 2024 impairments reflect $21.4 million for our Magic Valley asset group, as we cold-idled the plant at the end of the year, and $3.4 million for intangible assets of Eagle Alcohol.

Transferable Tax Credits, net

Transferable tax credits, net, for the year ended December 31, 2025, reflect the recognition of $7.5 million of federal tax credits related to Section 45Z clean fuel production.

Excess Insurance Proceeds

In April 2025, our Pekin Campus loading dock was damaged. We filed a claim with our insurer and received gross proceeds of $10.0 million. A portion of the proceeds related to extra costs incurred due to logistical challenges as we made temporary repairs to the dock. The extra costs reimbursed amounted to $3.3 million, with the remaining $6.7 million in proceeds recorded as a gain of excess insurance proceeds. We will use these funds to complete the necessary permanent dock repairs and construct a secondary alcohol loadout dock in 2026.

Interest Expense, net

Interest expense, net, increased by $3.2 million to $10.8 million for 2025 from $7.6 million for 2024. The increase in interest expense, net, is primarily due to higher debt balances, as well as higher interest rates under Kinergy’s line of credit and our term debt.

Year Ended December 31, 2024, Compared to the Year Ended December 31, 2023

An analysis of our financial results comparing 2024 to 2023 can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 13, 2025, which is available free of charge on the Securities and Exchange Commission’s website at www.sec.gov.

Liquidity and Capital Resources

During the year ended December 31, 2025, we funded our operations primarily from cash on hand, cash generated from our operating activities, and proceeds from Kinergy’s operating line of credit. In addition to funding our operations, we used our capital resources to continue our capital improvement projects, purchase Kodiak Carbonic, make our final cash payment related to our acquisition of Eagle Alcohol and pay preferred stock dividends.

As of December 31, 2025, we had $23.4 million in cash and cash equivalents and $37.4 million available for borrowing under Kinergy’s operating line of credit. In addition, we have up to an additional $65.0 million that may be available for capital improvement projects under our Orion term loan discussed below, subject to certain conditions. We believe we have sufficient sources of liquidity to meet our anticipated working capital, debt service, capital expenditure and other liquidity needs for at least the next twelve months from the date of this report.

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

	December 31, 2025	December 31, 2024	Change
Cash, cash equivalents and restricted cash	$25,673	$36,211	(29)%
Current assets	$155,917	$153,118	2%
Property and equipment, net	$198,501	$214,742	(8)%
Current liabilities	$59,071	$57,804	2%
Long-term debt, noncurrent portion	$63,027	$92,904	(32)%
Working capital	$96,846	$95,314	2%
Working capital ratio	2.64	2.65	(0)%

Restricted Net Assets

At December 31, 2025, we had approximately $68.4 million of net assets at our subsidiaries that were not available to be transferred to Alto Ingredients, Inc. in the form of dividends, distributions, loans or advances due to restrictions contained in our subsidiaries’ credit facilities.

Changes in Working Capital and Cash Flows

Working capital increased to $96.8 million at December 31, 2025 from $95.3 million at December 31, 2024 as a result of a $2.8 million increase in current assets, partially offset by a $1.3 million increase in current liabilities.

Current assets increased due to increases in inventories, transferable tax credits, net, and restricted cash, partially offset by decreases in cash and cash equivalents and accounts receivable. Our current liabilities increased due to an increase in the current portion of our long-term debt, partially offset by decreases in accounts payable and accrued liabilities.

Our cash, cash equivalents and restricted cash declined by $10.5 million due to cash used in our financing activities of $16.4 million for payments on Kinergy’s line of credit to reduce interest expense, a principal payment on our term debt and preferred stock dividends, and cash used in our investing activities of $7.4 million for our capital improvement projects, the purchase of Kodiak Carbonic and our final payment to the owners of Eagle Alcohol, partially offset by cash provided by our operating activities of $13.2 million.

Cash provided by (used in) our Operating Activities

We generated $13.2 million in cash from our operating activities during 2025, as compared to using $3.5 million in cash from our operating activities in 2024. Specific factors that contributed significantly to the change in cash generated by our operating activities include:

●	an increase of $72.3 million in net income primarily due to higher commodity crush margins;

●	an increase of $3.0 million related to changes in the fair value of our derivative instruments due to changes in commodity prices at December 31, 2025 as compared to December 31, 2024; and

●	an increase of $2.8 million related to accounts receivable balances primarily due to the timing of sales and collections.

These amounts were partially offset by:

●	a decrease of $24.0 million in asset impairments primarily related to an asset impairment in 2024 due to the cold-idling of our Magic Valley facility;

●	a decrease of $17.1 million related to inventories due to the timing of sales;

●	a decrease of $12.8 million related to accounts payable and accrued expenses due to the timing of payments; and

●	a decrease of $7.5 million related to accrued transferable tax credits, net, due to their occurrence in 2025 and none recorded for 2024.

Cash used in our Investing Activities

We used $7.4 million of cash in our investing activities for 2025, of which $4.6 million was for additions to property and equipment resulting from our capital improvement projects, $7.3 million was for our acquisition of Kodiak Carbonic and $2.2 million was for our final payment with respect to our acquisition of Eagle Alcohol, partially offset by $6.7 million of excess insurance proceeds.

Cash used in our Financing Activities

Cash used in our financing activities was $16.4 million for 2025, of which we used $10.1 million to pay down Kinergy’s line of credit, $5.0 million to make a principal payment on our term debt and $1.3 million to pay preferred stock dividends.

Kinergy’s Operating Line of Credit

Kinergy maintains an operating line of credit for an aggregate amount of up to $85.0 million. The credit facility matures on November 7, 2027. Interest accrues under the credit facility at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin ranging from 1.25% to 1.75%. The credit facility’s monthly unused line fee is 0.25% to 0.375% of the amount by which the maximum credit under the facility exceeds the average daily principal balance during the preceding month. Payments that may be made by Kinergy to Alto Ingredients, Inc. as reimbursement for management and other services provided by Alto Ingredients, Inc. to Kinergy are limited under the terms of the credit facility to $1.5 million per fiscal quarter. The credit facility also includes the accounts receivable of our indirect wholly-owned subsidiary, Alto Nutrients, LLC, or Alto Nutrients, as additional collateral. Payments that may be made by Alto Nutrients to Alto Ingredients, Inc. as reimbursement for management and other services provided by Alto Ingredients, Inc. to Alto Nutrients are limited under the terms of the credit facility to $0.5 million per fiscal quarter. Alto Nutrients markets our essential ingredients and also provides raw material procurement services to our subsidiaries. In addition, the amount of cash distributions that Kinergy or Alto Nutrients may make to us is also limited to up to 75% of excess cash flow.

For all monthly periods in which excess borrowing availability falls below a specified level, Kinergy and Alto Nutrients must collectively maintain a fixed-charge coverage ratio (calculated as a twelve-month rolling earnings before interest, taxes, depreciation and amortization divided by the sum of interest expense, capital expenditures, principal payments of indebtedness, indebtedness from capital leases and taxes paid during such twelve-month rolling period) of at least 1.10 and are prohibited from incurring certain additional indebtedness (other than specific intercompany indebtedness). The obligations of Kinergy and Alto Nutrients under the credit facility are secured by all of our tangible and intangible assets.

We believe Kinergy and Alto Nutrients are in compliance with the fixed-charge coverage ratio covenant as of the filing of this report. The following table sets forth the fixed-charge coverage ratio financial covenant and the actual results for the periods presented:

	Years Ended December 31,
	2025	2024

Fixed-Charge Coverage Ratio Requirement	1.10	1.10
Actual	4.03	3.53
Excess	2.93	2.43

Alto Ingredients, Inc. has guaranteed all of Kinergy’s obligations under the credit facility. As of December 31, 2025, Kinergy had an outstanding balance of $29.6 million and $37.4 million of unused borrowing availability under the credit facility.

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

As of December 31, 2025 and 2024, the principal amount outstanding under the Term Loan was $55.0 million and $60.0 million, respectively. In addition, we estimate our excess cash flow payment for the six months ended December 31, 2025 due in March 2026 will be $16.6 million, of which $10.0 million was paid in February 2026.

Other Cash Obligations

As of December 31, 2025, we had future commitments for certain capital projects totaling $17.5 million. These commitments are scheduled to be satisfied through 2026.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting estimates, defined as those estimates that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Impairment of Long-Lived Assets

Our long-lived assets have been primarily associated with our production facilities, reflecting their original cost, adjusted for depreciation and amortization and any subsequent impairment.

We assess the impairment of long-lived assets, including property and equipment, when events or changes in circumstances indicate that the fair value of an asset group could be less than the net book value of the asset group. Generally, we assess long-lived assets for impairment by first determining the forecasted, undiscounted cash flows each asset is expected to generate plus the net proceeds expected from the sale of the asset group. If the total amount of the undiscounted cash flows is less than the carrying value of the asset group, we then determine the fair value of the asset group. When the estimated fair value of the asset group is less than its carrying value, we recognize an impairment expense equal to the difference between the asset group’s carrying value and estimated fair value. Forecasts of future cash flows are estimates based on our experience and knowledge of our operations and the industry in which we operate. These estimates could be significantly affected by future changes in market conditions, the economic environment, including inflation, and the purchasing decisions of our customers. As a result, we recorded asset impairments of $0.8 million, $21.4 million and $0.6 million with respect to various abandoned projects, the cold-idling of our Magic Valley facility and our right of use assets associated with our operating leases for the years ended December 31, 2025, 2024 and 2023, respectively.

We review our intangible assets, including goodwill, with indefinite lives at least annually or more frequently if impairment indicators arise. In our review, we determine the fair value of these assets using market multiples and discounted cash flow modeling and compare it to the net book value of the reporting unit. Any assessed impairments will be recorded permanently and expensed in the period in which the impairment is determined. We performed our annual review of impairment and did not recognize any asset impairments for the year ended December 31, 2025. We performed our annual review of impairment and recognized asset impairments of $3.4 million and $6.0 million against our intangible assets and goodwill for the years ended December 31, 2024 and 2023, respectively.

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

We had pre-tax consolidated net income of $12.7 million, and net losses of $58.8 million and $27.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Based on our current and prior results, we do not have sufficient evidence to support a conclusion that we will more likely than not be able to benefit from our remaining deferred tax assets. As such, we have recorded a valuation allowance against our net deferred tax assets.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized net gains of $8.1 million, net gains of $11.0 million and net losses of $8.0 million related to the change in the fair values of these contracts for the years ended December 31, 2025, 2024 and 2023, respectively.

We prepared a sensitivity analysis as of December 31, 2025 to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The analysis uses average CME prices for the year and does not factor in future contracted volumes. The results of this analysis for the year ended December 31, 2025, which may differ materially from actual results, are as follows (in millions):

Commodity	Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	262.1	Gallons	$27.4
Corn	55.4	Bushels	$24.3

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements, which begin at page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2025 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

A material weakness is defined by the Public Company Accounting Oversight Board’s Auditing Standard (AS) 2201 as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

RSM US LLP, an independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of December 31, 2025. That report is included in Part IV of this report.

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

Item 9B. Other Information.

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) informed us of the adoption, modification or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Item 16. Form 10-K Summary.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alto Ingredients, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alto Ingredients, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

45Z Transferable Tax Credits

As described in Note 1 to the financial statements, the Company generates and recognizes tax credits associated with Section 45Z of the Internal Revenue Code for domestic clean fuel production. In accordance with IAS 20, the tax incentives are recognized when there is reasonable assurance the Company will comply with the provisions of the incentive and that the incentive will be received. The Company recognized $7,500,000, net of estimated selling costs, as Transferable Tax Credits within the balance sheet and statement of operations as of and for the year ended December 31, 2025.

We identified the accounting for the transferable tax credits as a critical audit matter because of the significant judgments management makes when determining how to account for the transferable tax credits given the significant unusual nature of the credits, as well as when determining eligibility for and estimating the fair value of the tax credits. This required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately accounted for the tax credits, determined eligibility and estimated fair value.

Our audit procedures related to the accounting for the transferable tax credits included the following, among others:

●	We obtained an understanding of management’s process and internal controls over management’s determination of eligibility, valuation of, and accounting for tax credits and tested the operating effectiveness of the controls.

●	We obtained evidence of the facilities’ approved registrations as clean transportation fuel producers.

●	We compared production and sales volumes to internal production records and sales invoices.

●	We agreed the emissions rates to certifications provided by a qualified third-party certifier or, when certifications were not available, agreed inputs into the 45ZCF-GREET model to internal records and third-party invoices and validated mathematical accuracy.

●	We compared inputs used in the calculation to third party agreements related to the fair value of tax credits.

/s/ RSM US LLP

We have served as the Company’s auditor since 2015.

Des Moines, Iowa

March 13, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alto Ingredients, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Alto Ingredients, Inc.’s (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Alto Ingredients, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements of the Company and our report dated March 13, 2026, expressed an unqualified opinion.

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

/s/ RSM US LLP

Des Moines, Iowa

March 13, 2026

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value)

	December 31,
ASSETS	2025	2024

Current Assets:
Cash and cash equivalents	$23,415	$35,469
Restricted cash	2,258	742
Accounts receivable, net of allowance for credit losses of $76 and $23, respectively	55,069	58,217
Inventories	61,676	49,914
Transferable tax credits, net	7,500	—
Derivative instruments	525	3,313
Other current assets	5,474	5,463
Total current assets	155,917	153,118

Property and equipment, net	198,501	214,742
Other Assets:
Right of use operating lease assets, net	16,931	20,553
Intangible assets, net	7,574	4,509
Other assets	9,863	8,516
Total other assets	34,368	33,578
Total Assets	$388,786	$401,438

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except shares and par value)

	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2025	2024
Current Liabilities:
Accounts payable	$14,509	$20,369
Accrued liabilities	16,691	24,214
Current portion – long-term debt	16,600	—
Current portion – operating leases	4,958	4,851
Derivative instruments	1,067	1,177
Other current liabilities	5,246	7,193
Total current liabilities	59,071	57,804

Long-term debt, net	63,027	92,904
Operating leases, net of current portion	13,012	16,913
Other liabilities	8,435	8,754
Total Liabilities	143,545	176,375
Commitments and contingencies (Notes 1, 9, 10, 11 and 15)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A: 1,684,375 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of December 31, 2025 and 2024; liquidation preference of $18,075 as of December 31, 2025	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 77,306,972 and 76,565,072 shares issued and outstanding as of December 31, 2025 and 2024, respectively	77	77
Non-voting common stock, $0.001 par value; 3,553,000 shares authorized; 896 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Additional paid-in capital	1,051,795	1,044,176
Accumulated other comprehensive income	5,461	4,975
Accumulated deficit	(812,093)	(824,166)
Total stockholders’ equity	245,241	225,063
Total Liabilities and Stockholders’ Equity	$388,786	$401,438

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Net sales	$917,927	$965,258	$1,222,940
Cost of goods sold	883,014	955,536	1,207,287
Gross profit	34,913	9,722	15,653
Selling, general and administrative expenses	(27,208)	(29,736)	(29,864)
Acquisition-related recoveries (expenses)	460	(7,701)	(2,800)
Gain (loss) on sale of assets	—	830	(293)
Asset impairments	(803)	(24,790)	(6,544)
Income (loss) from operations	7,362	(51,675)	(23,848)
Transferable tax credits, net	7,500	—	—
Excess insurance proceeds	6,688	—	—
Income from cash grant	—	—	2,812
Interest expense, net	(10,765)	(7,644)	(7,425)
Other income, net	1,932	508	553
Income (loss) before provision (benefit) for income taxes	12,717	(58,811)	(27,908)
Provision (benefit) for income taxes	(621)	173	97
Consolidated net income (loss)	$13,338	$(58,984)	$(28,005)
Preferred stock dividends	$(1,265)	$(1,269)	$(1,265)
Income (loss) attributable to common stockholders	$12,073	$(60,253)	$(29,270)

Income (loss) per share, basic	$0.16	$(0.82)	$(0.40)
Income (loss) per share, diluted	$0.16	$(0.82)	$(0.40)

Weighted-average shares outstanding, basic	74,507	73,482	73,339
Weighted-average shares outstanding, diluted	75,663	73,482	73,339

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Consolidated net income (loss)	$13,338	$(58,984)	$(28,005)
Other comprehensive income – net gain arising during the period on defined benefit pension plans	486	2,494	659
Total comprehensive income (loss)	$13,824	$(56,490)	$(27,346)

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock and Non-Voting Common		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2022	927	$1	75,154	$75	$1,040,834	$(734,643)	$1,822	$308,089
Stock-based compensation	—	—	—	—	3,896	—	—	3,896
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	2,234	2	(145)	—	—	(143)
Stock repurchases	—	—	(1,685)	(1)	(3,673)	—	—	(3,674)
Pension plan adjustment	—	—	—	—	—	—	659	659
Preferred stock dividends	—	—	—	—	—	(1,265)	—	(1,265)
Net loss	—	—	—	—	—	(28,005)	—	(28,005)
Balances, December 31, 2023	927	$1	75,703	$76	$1,040,912	$(763,913)	$2,481	$279,557
Stock-based compensation	—	—	—	—	4,357	—	—	4,357
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	862	1	(1,093)	—	—	(1,092)
Pension plan adjustment	—	—	—	—	—	—	2,494	2,494
Preferred stock dividends	—	—	—	—	—	(1,269)	—	(1,269)
Net loss	—	—	—	—	—	(58,984)	—	(58,984)
Balances, December 31, 2024	927	$1	76,565	$77	$1,044,176	$(824,166)	$4,975	$225,063
Stock-based compensation	—	—	—	—	3,022	—	—	3,022
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	742	—	(403)	—	—	(403)
Shares vested for Eagle Alcohol	—	—	—	—	5,000	—	—	5,000
Pension plan adjustment	—	—	—	—	—	—	486	486
Preferred stock dividends	—	—	—	—	—	(1,265)	—	(1,265)
Net income	—	—	—	—	—	13,338	—	13,338
Balances, December 31, 2025	927	$1	77,307	$77	$1,051,795	$(812,093)	$5,461	$245,241

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Operating Activities:
Consolidated net income (loss)	$13,338	$(58,984)	$(28,005)
Adjustments to reconcile consolidated net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	25,216	24,408	23,080
Asset impairments	803	24,790	6,544
Transferable tax credits, net, generated	(7,500)	—	—
(Gain) loss on sale of assets	—	(830)	293
Inventory valuation	1,007	2,050	2,201
Losses (gains) on derivative instruments	(8,068)	(11,045)	8,031
Amortization of deferred financing costs	1,013	1,016	1,048
Amortization of debt discounts	801	804	801
Stock-based compensation	3,022	4,357	3,896
Credit loss expense (recovery)	53	(50)	427
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	3,314	562	9,499
Inventories	(12,615)	4,484	11,816
Other current assets	2,279	931	310
Operating leases	(6,589)	(5,965)	(5,362)
Accounts payable and accrued expenses	(2,829)	9,951	(12,554)
Net cash provided by (used in) operating activities	$13,245	$(3,521)	$22,025
Investing Activities:
Additions to property and equipment	$(4,597)	$(11,066)	$(29,531)
Deferred purchase price payments for Eagle Alcohol	(2,240)	(2,800)	(3,500)
Proceeds from sale of assets	—	400	—
Purchase of Kodiak Carbonic, net of cash acquired	(7,278)	—	—
Excess insurance proceeds	6,688	—	—
Net cash used in investing activities	$(7,427)	$(13,466)	$(33,031)
Financing Activities:
Net (payments on) proceeds from Kinergy’s line of credit	$(10,091)	$8,987	$12,614
Principal payments on term debt	(5,000)	—	—
Stock repurchases	—	—	(3,674)
Debt issuance costs	—	—	(714)
Preferred stock dividend payments	(1,265)	(1,269)	(1,265)
Net cash (used in) provided by financing activities	$(16,356)	$7,718	$6,961
Net decrease in cash, cash equivalents and restricted cash	(10,538)	(9,269)	(4,045)
Cash, cash equivalents and restricted cash at beginning of period	36,211	45,480	49,525
Cash, cash equivalents and restricted cash at end of period	$25,673	$36,211	$45,480

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Reconciliation of total cash, cash equivalents and restricted cash:

Cash and cash equivalents	$23,415	$35,469	$30,014
Restricted cash	2,258	742	15,466
Total cash, cash equivalents and restricted cash	$25,673	$36,211	$45,480

Supplemental Information:

Interest paid (net of capitalized interest)	$9,016	$8,319	$7,923
Capitalized interest	$30	$2,517	$2,454
Income tax refunds (payments)	$15	$627	$(324)

The accompanying notes are an integral part of these consolidated financial statements.

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Alto Ingredients, Inc., a Delaware corporation (“Alto Ingredients”), and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”), including Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Alto Nutrients, LLC, a California limited liability company (“Alto Nutrients”), Alto Op Co., a Delaware corporation, Alto Pekin, LLC, a Delaware limited liability company (“Alto Pekin”), Alto ICP, LLC, a Delaware limited liability company (“ICP”), and the Company’s production facilities in Oregon and Idaho and Eagle Alcohol Company LLC, a Missouri limited liability company (“Eagle Alcohol”).

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

The Company produces and distributes specialty alcohols, renewable fuels and essential ingredients. The Company also markets fuel-grade ethanol produced by third parties. The Company’s production facilities in Pekin, Illinois are located in the heart of the Corn Belt. The Company’s two production facilities in Boardman, Oregon and Burley, Idaho are located in close proximity to both feed and fuel-grade ethanol customers.

The Company has a combined alcohol production capacity of 330 million gallons per year and produces, on an annualized basis, over 1.2 million tons of essential ingredients. The Company’s Eagle Alcohol business specializes in break bulk distribution of specialty alcohols.

The Company focuses on Health, Home & Beauty; Food & Beverage; Industry & Agriculture; Essential Ingredients; and Renewable Fuels markets. Products for the Health, Home & Beauty market include specialty alcohols used in mouthwash, cosmetics, pharmaceuticals, hand sanitizers, disinfectants and cleaners. Products for the Food & Beverage markets include grain neutral spirits used in alcoholic beverages and vinegar as well as corn germ used for corn oils. Products for Industry & Agriculture markets include alcohols and other products for paint applications, inks, vehicle fluids and fertilizers. Products for Essential Ingredients markets include gas and liquid CO2, dried yeast, corn protein meal, corn protein feed, corn germ, and distillers grains and liquid feed used in commercial animal feed and pet foods. Products for Renewable Fuels markets include fuel-grade ethanol and distillers corn oil used as a feedstock for renewable diesel and biodiesel fuels.

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s production facilities, other than its Magic Valley plant located in Burley, Idaho, were operating for all periods presented subject to scheduled and unscheduled downtimes to address facility repair and maintenance. In January 2024, the Company temporarily hot-idled its Magic Valley facility to minimize losses from negative regional crush margins and to expedite the installation of additional equipment to achieve the intended production rate, quality and consistency from the Company’s corn oil and high protein system at the facility. The Company restarted its Magic Valley facility in July 2024 and by October 2024, the facility consistently achieved average ethanol production rates at full capacity, the protein content yield from the plant reached 50% or greater, and the Company was able to expand its corn oil yields. Increases in regional corn basis and declining market prices for protein and corn oil resulted in overall margin compression, outweighing the economic benefits of these plant improvements. As a consequence, the Company cold-idled its Magic Valley facility on December 31, 2024, and through all of 2025, to minimize financial losses. The Company continues to provide ethanol terminaling services at the plant.

Basis of Presentation – The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Segments – A segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, the operating results of which are regularly reviewed by the enterprise’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company determines and discloses its segments in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Section 280, Segment Reporting, which defines how to determine segments. The Company has adopted the guidance issued under ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances disclosures about the Company’s segments. The Company’s CODM is the Company’s executive committee, which is led by the Company’s Chief Executive Officer (“CEO”) and includes its Chief Financial Officer, Chief Operating Officer, Chief Commercial Officer and Chief Legal Officer (“Executive Committee”). The CODM manages and assesses the performance of its reportable segments by its gross profit (loss). As part of the Executive Committee’s review of segment-level performance, each member of the Executive Committee reviews the gross profit of the Company’s reportable segments and provides expertise and analysis from their respective areas which drive the evaluation of the performance of the Company’s reportable segments and allocation of resources to those segments. Even though the CEO has the authority to override the other members for strategic or other reasons, key decisions are made jointly by the Executive Committee.

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

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash – The Company’s restricted cash comprises cash collateral balances held in derivative brokerage accounts.

Accounts Receivable and Allowance for Credit Losses – Trade accounts receivable are presented at original invoice amount, net of the allowance for credit losses. The Company sells specialty alcohols to large consumer product companies, sells fuel-grade ethanol to gasoline refining and distribution companies, sells essential ingredients to animal feed customers, including distillers grains and other feed co-products to dairy operators and animal feedlots and corn oil to poultry and renewable diesel and biodiesel customers, in each case generally without requiring collateral. Due to a limited number of customers, the Company had significant concentrations of credit risk from sales as of December 31, 2025 and 2024, as described below.

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected. The Company regularly reviews accounts receivable and based on assessments of current customer creditworthiness, estimates the portion, if any, of the customer balance that will not be collected.

Of the accounts receivable balance, approximately $41,379,000 and $44,750,000 at December 31, 2025 and 2024, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for credit losses was $76,000 and $23,000 as of December 31, 2025 and 2024, respectively. The Company recorded credit losses of $53,000, credit recoveries of $50,000 and credit losses of $427,000 for the years ended December 31, 2025, 2024 and 2023, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

The Company sells specialty alcohols to consumer product companies and fuel-grade ethanol to gasoline refining and distribution companies. The Company sold to one customer representing 10% or more of the Company’s total net sales, as follows.

	Years Ended December 31,
	2025	2024	2023
Customer A	9%	11%	9%

The Company had accounts receivable due from this customer totaling $1,548,000 and $2,735,000, representing 3% and 5% of total accounts receivable, as of December 31, 2025 and 2024, respectively.

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company purchases corn, its largest cost component in producing alcohols, from its suppliers. The Company purchased corn from suppliers representing 10% or more of the Company’s total corn purchases, as follows:

	Years Ended December 31,
	2025	2024	2023
Supplier A	15%	16%	14%
Supplier B	14%	13%	12%

As of December 31, 2025, approximately 51% of the Company’s employees were covered by a collective bargaining agreement.

Inventories – Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, essential ingredients and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of valuation adjustments of $1,007,000 and $2,050,000 as of December 31, 2025 and 2024, respectively. Of the inventory balance, approximately $45,603,000 and $35,495,000 at December 31, 2025 and 2024, respectively, were used as collateral under Kinergy’s operating line of credit. Inventory balances consisted of the following (in thousands):

	December 31,
	2025	2024
Finished goods	$40,735	$31,120
Raw materials	10,041	8,989
Work in progress	4,620	4,203
Other	6,280	5,602
Total	$61,676	$49,914

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

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases – The Company accounts for leases under ASC Topic 842, Leases (“ASC 842”), whereby lessees are required to recognize the following for all leases (other than short-term leases for which the Company has elected the recognition exemption) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured as the present value of the lease payments; and (2) a “right of use” asset, which is an asset that represents the lessee’s right to use the specified asset for the lease term. See Note 10 for further information.

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

The Company has five production facilities from which it produces and sells alcohols to its customers through Kinergy. Kinergy enters into back-to-back sales contracts with its customers under exclusive intercompany sales agreements with each of the Company’s five production facilities. Kinergy also acts as a principal when it purchases third party fuel-grade ethanol which it resells to its customers. The Company’s balances of accounts receivable, net of allowance for credit losses, were $55,069,000, $58,217,000 and $58,729,000, as of December 31, 2025, 2024 and 2023, respectively.

The Company has five production facilities from which it produces and sells essential ingredients to its customers through Alto Nutrients. Alto Nutrients enters into sales contracts with essential ingredient customers under exclusive intercompany sales agreements with each of the Company’s five production facilities.

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company performed its annual review of impairment of goodwill and recognized an asset impairment loss of $6.0 million for the year ended December 31, 2023. No impairment losses for goodwill were recognized for the years ended December 31, 2025 and 2024.

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

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s annual assessment resulted in an asset impairment of $803,000 related to abandoned projects for the year ended December 31, 2025. The Company’s annual assessment resulted in an asset impairment of $24,790,000 primarily from the cold-idling of the Company’s Magic Valley facility due to increased regional corn basis and overall margin compression and the Company’s changes to its Eagle Alcohol business for the year ended December 31, 2024. The Company’s annual assessment resulted in an asset impairment of $574,000 related to amendments to certain of the Company’s lease agreements, for the year ended December 31, 2023.

Deferred Financing Costs – Deferred financing costs are costs incurred to obtain debt financing, including all related fees, and are amortized as interest expense over the term of the related financing using the straight-line method, which approximates the effective interest rate method. Amortization of deferred financing costs, included in interest expense, net, in the accompanying consolidated statements of operations, was approximately $1,013,000, $1,016,000 and $1,048,000 for the years ended December 31, 2025, 2024 and 2023, respectively. Unamortized deferred financing costs were approximately $2,671,000 and $3,684,000 as of December 31, 2025 and 2024, respectively, and are recorded as a reduction of long-term debt in the consolidated balance sheets.

Provision or Benefit for Income Taxes – Income taxes are accounted for under the asset and liability approach, where deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

The Company files a consolidated federal income tax return. This return includes all wholly owned subsidiaries as well as the Company’s pro-rata share of taxable income from pass-through entities, if any, in which the Company owns less than 100%. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries. The Company does not have any foreign operations.

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income (Loss) Per Share – Basic income (loss) per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Preferred dividends are deducted from net income (loss) attributed to Alto Ingredients, Inc. and are considered in the calculation of income (loss) attributable to common stockholders in computing basic income (loss) per share. Common stock equivalents to preferred stock are considered participating securities and are also included in this calculation when dilutive.

The following tables compute basic and diluted income (loss) per share (in thousands, except per share data):

	Year Ended December 31, 2025
	Income Numerator	Shares Denominator	Per-Share Amount
Consolidated net income	$13,338
Less: Preferred stock dividends	(1,265)
Basic income per share:
Income attributable to common stockholders	$12,073	74,507	$0.16
Add: Dilutive securities	—	1,156
Diluted income per share:
Income attributable to common stockholders	$12,073	75,663	$0.16

	Year Ended December 31, 2024
	Loss Numerator	Shares Denominator	Per-Share Amount
Consolidated net loss	$(58,984)
Less: Preferred stock dividends	(1,269)
Basic and diluted loss per share:
Loss attributable to common stockholders	$(60,253)	73,482	$(0.82)

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Loss Numerator	Shares Denominator	Per-Share Amount
Consolidated net loss	$(28,005)
Less: Preferred stock dividends	(1,265)
Basic and diluted loss per share:
Loss attributable to common stockholders	$(29,270)	73,339	$(0.40)

There were an aggregate of 981,000 potentially dilutive shares from convertible securities outstanding for the years ended December 31, 2025, 2024 and 2023. These convertible securities were not considered in calculating diluted income (loss) per common share for the years ended December 31, 2025, 2024 and 2023 as their effect would be anti-dilutive.

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

Income from Cash Grant – For the year ended December 31, 2023, the Company received $2,812,000 in cash from the USDA’s Biofuel Producer Program. The Company did not receive any cash from this program for the years ended December 31, 2025 and 2024. The program was created as part of the CARES Act of 2020, which allocated $700,000,000 to support biofuel producers who experienced market losses due to the pandemic. The Company is not required to repay the grants. Since these funds are provided to subsidize historical losses of the Company, and are not required to be repaid, the Company accounted for the proceeds by analogy to International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, and reported the amount as income from cash grant in the accompanying consolidated statements of operations.

Transferable Tax Credits, net – The Company generates and recognizes tax credits under Section 45Z of the Internal Revenue Code for domestic clean fuel production. The Company accounts for these tax credits under IAS 20 - Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, the tax credits are recognized when there is reasonable assurance the Company will comply with the applicable provisions of the Internal Revenue Code and that the tax credits will be received.

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2025, the Company’s Pekin dry mill and Columbia facilities both qualified for these tax credits. The Company recognized $7,500,000, net of estimated selling costs, for these tax credits which the Company plans to sell to third parties, which are recognized as transferable tax credits, net, in the accompanying balance sheets and statements of operations.

Excess Insurance Proceeds – In April 2025, the Company’s Pekin Campus loading dock was damaged, in which it filed a claim with its insurer and received gross proceeds of $10,000,000 in cash. A portion of these proceeds related to costs incurred due to logistical challenges as management sought to repair the dock. Of these proceeds, the Company received reimbursement of $3,312,000, of which $1,466,000 is recorded in cost of goods sold and $1,846,000 is recorded in other income, with the remaining proceeds of $6,688,000 recorded in income as excess insurance proceeds, in the accompanying consolidated statements of operations.

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

Share Repurchase Program – On September 12, 2022, the Company announced a share repurchase program under which it may repurchase up to $50,000,000 of its common stock with an initial purchase authorization of $10,000,000. The Company’s lender has further limited the Company’s purchase authorization to $5,000,000. Amounts in excess of the purchase authorization of $5,000,000 will require additional lender consent and amounts in excess of the initial purchase authorization of $10,000,000 will require additional board and preferred stockholder authorization. The share repurchase program does not have an expiration date, does not require the repurchase of any particular amount of shares, and may be implemented, modified, suspended or discontinued in whole or in part at any time and without further notice. As repurchases are made, the Company will retire the shares, resulting in a reduction of issued and outstanding shares. For the year ended December 31, 2023, the Company repurchased an aggregate of 1,685,000 shares for $3,674,000 in cash. No shares were repurchased during the years ended December 31, 2025 and 2024.

Nonvoting Common Stock – In 2015, the Company issued nonvoting common stock convertible at a holder’s election into voting common stock. As of December 31, 2025, an aggregate of 3,539,236 shares of nonvoting common stock had been converted into an equal number of shares of the Company’s voting common stock. As of December 31, 2025, there were 896 shares of nonvoting common stock outstanding.

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

Recent Accounting Pronouncements – In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures to enhance the transparency and usefulness of income tax disclosures. ASU 2023-09 updates disclosure requirements for the reconciliation of tax expense from continuing operations and modifies other income tax-related disclosures. The Company adopted ASU 2023-09 as of December 31, 2025 on a prospective basis.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), which provides clarity in assessing an entity’s performance and prospects for future cash flows by disclosure of more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is effective for the Company’s fiscal year ended December 31, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU.

Subsequent Events – Management evaluates, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued for either disclosure or adjustment to the consolidated financial results.

2.	ACQUISITION OF KODIAK CARBONIC.

On January 1, 2025, Alto Carbonic purchased 100% of the equity interests in Kodiak Carbonic, LLC, a beverage-grade liquid CO2 processor, for $7.6 million in cash. Alto Carbonic’s facility is located at the Company’s Columbia ethanol plant. The acquisition has provided the Company further vertical integration and access to new markets in the liquid CO2 market out of its Columbia plant.

Alto Carbonic’s unaudited net sales and net income for the year ended December 31, 2025 were $9.2 million and $5.9 million, respectively. Kodiak Carbonic’s historical unaudited net sales and net income were $5.5 million and $1.6 million, respectively, for the year ended December 31, 2024. Kodiak Carbonic’s historical unaudited net sales and net income were $5.1 million and $1.6 million, respectively, for the year ended December 31, 2023.

The following table presents the Company’s unaudited pro forma combined financial information assuming the acquisition occurred on January 1, 2023 (dollars in thousands except per share amounts):

	Years Ended December 31,
	2025	2024	2023

Net sales – pro forma	$917,927	$970,763	$1,228,050
Net income (loss) attributable to common stockholders – pro forma	$12,073	$(58,284)	$(27,405)
Basic and diluted net income (loss) per share – pro forma	$0.16	$(0.79)	$(0.37)

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The supplemental pro forma financial information presented above is for illustrative purposes only, does not include the pro forma adjustments that would be required under Regulation S-X of the Exchange Act for pro forma financial information, is not necessarily indicative of the financial position or results of operations that would have been realized if the Kodiak Carbonic acquisition had been completed on January 1, 2023, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances.

The purchase price allocation is as follows (in thousands):

Cash and equivalents	$290
Accounts receivable	219
Inventories	154
Other assets	16
Total current assets	679

Property and equipment	3,564
Total tangible assets	$4,243

Current liabilities	$360
Total liabilities	$360

Net tangible assets acquired	$3,883
Customer relationships	3,685
Total Purchase Price	$7,568

For the identifiable intangible assets, the Company has estimated 9 years for useful lives for customer relationships. For the year ended December 31, 2025, the Company recorded amortization of these intangibles of $410,000. The Company did not incur any material acquisition costs.

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	ACQUISITION OF EAGLE ALCOHOL.

On January 14, 2022, the Company purchased 100% of the membership interests of Eagle Alcohol. The purchase price was $14.0 million in cash plus an estimated net working capital adjustment of $1.3 million in cash. The selling members of Eagle Alcohol were eligible to receive up to an additional $14.0 million of contingent consideration, payable through a combination of $9.0 million in cash over the succeeding three years and an aggregate of $5.0 million in the Company’s common stock on the fourth- and fifth-year anniversaries of the closing date, subject to the satisfaction of certain conditions. Subsequently, the Company made organizational changes at Eagle Alcohol, and accelerated the vesting of the Company’s common stock under the terms of the purchase agreement. With respect to these payments, the Company accrued $0 and $7.7 million in other current liabilities in the accompanying consolidated balance sheets as of December 31, 2025 and 2024, respectively, with the expense included in acquisition-related expenses in the accompanying consolidated statements of operations for the years then ended. As of December 31, 2025, the Company has no further payment obligations for its acquisition of Eagle Alcohol.

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

Alto Ingredients recorded revenues of approximately $16,620,000, $18,000,000 and $13,200,000 related to the AMAs in place for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts have been eliminated upon consolidation.

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

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Kinergy recorded revenues of approximately $4,747,500, $5,407,000 and $5,431,000 related to the marketing agreements for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts have been eliminated upon consolidation.

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

Under these agreements, Alto Nutrients receives a fee of $0.03 per bushel of corn delivered to each production facility as consideration for its procurement and handling services, payable monthly. Each corn procurement and handling agreement had an initial term of one year and successive one year renewal periods at the option of the individual facility. Alto Nutrients recorded revenues of approximately $2,664,000, $2,910,000 and $3,007,000 related to the corn procurement and handling agreements for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts have been eliminated upon consolidation.

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

Alto Nutrients recorded revenues of approximately $2,415,000, $2,516,000 and $3,216,500 related to the marketing agreements for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts have been eliminated upon consolidation.

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

The Company manages and assesses the performance of its reportable segments by its gross profit (loss). As part of the Executive Committee’s review of segment-level performance, each member of the Executive Committee reviews the gross profit of the Company’s reportable segments and provides expertise and analysis from their respective areas which drive the evaluation of the performance of the Company’s reportable segments and allocation of resources to those segments. Even though the CEO has the authority to override the other members for strategic or other reasons, key decisions are made by the Executive Committee.

Included in income (loss) before provision (benefit) for income taxes are management fees charged by Alto Ingredients to each of the segments. The Pekin Campus production segment incurred $7,200,000, $7,200,000 and $5,280,000 in management fees for the years ended December 31, 2025, 2024 and 2023, respectively. The marketing and distribution segment incurred $5,400,000, $5,400,000 and $3,960,000 in management fees for the years ended December 31, 2025, 2024 and 2023, respectively. The Western production segment incurred $2,220,000, $3,600,000 and $2,640,000 in management fees for the years ended December 31, 2025, 2024 and 2023, respectively. Corporate and other includes the results of Eagle Alcohol and certain selling, general and administrative expenses, consisting primarily of corporate employee compensation, professional fees and overhead costs not directly related to a specific operating segment.

During the normal course of business, the segments do business with each other. The preponderance of this activity occurs when the Company’s marketing and distribution segment markets alcohol produced by the production segments for a marketing fee. These intersegment activities are considered arms’-length transactions. Consequently, although these transactions impact segment performance, they do not impact the Company’s consolidated results since all revenues and corresponding costs are eliminated upon consolidation.

For the years ended December 31, 2025, 2024 and 2023, capital expenditures incurred by the Pekin Campus segment were approximately $4.6 million, $6.8 million and $17.7 million, and capital expenditures incurred by the Western production segment were less than $0.1 million, and approximately $4.3 million and $11.8 million, respectively.

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Years Ended December 31,
Net Sales	2025	2024	2023
Pekin Campus Production, recorded as gross:
Alcohol sales	$415,801	$415,710	$502,217
Essential ingredient sales	174,598	169,308	217,702
Intersegment sales	1,088	1,243	1,427
Total Pekin Campus sales	591,487	586,261	721,346

Marketing and distribution:
Alcohol sales, gross	$221,306	$216,524	$262,952
Intersegment sales	9,827	10,833	11,654
Total marketing and distribution sales	231,133	227,357	274,606

Western production, recorded as gross:
Alcohol sales	$67,301	$115,389	$166,971
Essential ingredient sales	31,552	36,953	57,264
Intersegment sales	1,697	(122)	134
Total Western production sales	100,550	152,220	224,369

Corporate and other	7,369	11,374	15,834
Intersegment eliminations	(12,612)	(11,954)	(13,215)
Net sales as reported	$917,927	$965,258	$1,222,940

Cost of goods sold:
Pekin Campus production	$572,134	$563,033	$710,088
Marketing and distribution	214,095	213,023	259,234
Western production	96,897	172,209	230,445
Corporate and other	6,689	12,285	12,122
Intersegment eliminations	(6,801)	(5,014)	(4,602)
Cost of goods sold as reported	$883,014	$955,536	$1,207,287

Gross profit (loss):
Pekin Campus production	$19,353	$23,228	$11,258
Marketing and distribution	17,038	14,334	15,372
Western production	3,653	(19,989)	(6,076)
Corporate and other	680	(911)	3,712
Intersegment eliminations	(5,811)	(6,940)	(8,613)
	$34,913	$9,722	$15,653
Income (loss) before provision (benefit) for income taxes:
Pekin Campus production	$15,059	$6,308	$(1,560)
Marketing and distribution	7,698	5,261	7,644
Western production	(4,291)	(51,086)	(13,506)
Corporate and other	(5,749)	(19,294)	(20,486)
	$12,717	$(58,811)	$(27,908)
Asset impairments:
Pekin Campus production	$803	$—	$—
Western production	—	21,389	—
Corporate and other	—	3,401	6,544
	$803	$24,790	$6,544
Depreciation and amortization expense:
Pekin Campus production	$21,620	$21,017	$19,789
Western production	2,957	2,409	2,381
Corporate and other	639	982	910
	$25,216	$24,408	$23,080

Interest expense, net of capitalized interest:
Pekin Campus production	$2,421	$1,765	$(207)
Marketing and distribution	342	389	822
Western production	5,391	2,829	1,164
Corporate and other	2,611	2,661	5,646
	$10,765	$7,644	$7,425

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company’s total assets by operating segment (in thousands):

	December 31, 2025	December 31, 2024
Total assets:
Pekin Campus production	$208,947	223,934
Marketing and distribution	103,911	102,895
Western production	43,131	44,992
Corporate and other	32,797	29,617
	$388,786	$401,438

6.	PROPERTY AND EQUIPMENT.

Property and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Facilities and plant equipment	$431,371	$420,456
Land	3,594	3,594
Other equipment, vehicles and furniture	23,610	20,636
Construction in progress	4,705	11,154
	463,280	455,840
Accumulated depreciation	(264,779)	(241,098)
	$198,501	$214,742

Depreciation expense was $24,595,000, $23,820,000 and $22,492,000 for the years ended December 31, 2025, 2024 and 2023, respectively. The Company capitalized interest of $30,300, $2,517,000 and $2,454,000 for the years ended December 31, 2025, 2024 and 2023, respectively, related to its capital investment activities. The Company recorded property and equipment asset impairments of $803,000 and $19,000,000 for the years ended December 31, 2025 and 2024, respectively. The Company did not record any impairment on its property and equipment for the year ended December 31, 2023.

The Company’s property and equipment are substantially pledged as collateral under the Company’s Term Loan.

7.	INTANGIBLE ASSETS.

Intangible assets, including goodwill, consisted of the following (in thousands):

		December 31, 2025			December 31, 2024
	Useful Life (Years)	Gross	Accumulated Amortization/ Impairment	Net Book Value	Gross	Accumulated Amortization/ Impairment	Net Book Value
Non-Amortizing:
Kinergy tradename		$2,678	$—	$2,678	$2,678	$—	$2,678
Amortizing:
Alto Carbonic customer relationships	9	3,685	(410)	3,275	—	—	—
Eagle Alcohol customer relationships	12	6,556	(5,190)	1,366	6,556	(5,021)	1,535
Eagle Alcohol tradename	10	420	(165)	255	420	(124)	296
Total intangible assets		$13,339	$(5,765)	$7,574	$9,654	$(5,145)	$4,509

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Kinergy Tradename – The Company recorded a tradename of $2,678,000 as part of the Company’s merger with Kinergy in 2006. The Company determined that the tradename has an indefinite life and therefore, rather than being amortized, will be tested annually for impairment. The Company did not record any impairment on its tradename for the years ended December 31, 2025, 2024 and 2023.

Alto Carbonic Customer Relationships – The Company recorded customer relationships of $3,685,000 from the Company’s acquisition of Kodiak Carbonic. The Company did not record any asset impairment on its customer relationships for the year ended December 31, 2025.

Eagle Alcohol Customer Relationships – The Company recorded customer relationships of $6,556,000 from the Company’s acquisition of Eagle Alcohol. As part of the Company’s impairment testing, it impaired this intangible asset by $3,401,000 and recognized the amount in asset impairments in the consolidated statement of operations for the year ended December 31, 2024. The Company did not record any asset impairment on its customer relationships for the years ended December 31, 2025 and 2023.

Eagle Alcohol Tradename – The Company recorded a tradename of $420,000 from the Company’s acquisition of Eagle Alcohol. The Company did not record any tradename impairment for the years ended December 31, 2025, 2024 and 2023.

Amortization expense associated with intangible assets totaled $621,000, $588,000 and $588,000 for the years ended December 31, 2025, 2024 and 2023. The weighted-average unamortized life of the customer relationships and tradename is 7.9 years.

The expected amortization expense relating to amortizable intangible assets in each of the five years after December 31, 2025 are (in thousands):

Years Ended December 31,	Amount
2026	$621
2027	621
2028	621
2029	621
2030	621
Thereafter	1,791
Total	$4,896

8.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on alcohol sales and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price. In addition, the Company hedges anticipated sales of alcohol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the years ended December 31, 2025, 2024 and 2023, the Company did not designate any of its derivatives as cash flow hedges.

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and alcohols by entering into exchange-traded futures contracts or options for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net gains of $8,068,000 and $11,045,000 and net losses of $8,031,000 as the change in the fair value of these contracts for the years ended December 31, 2025, 2024 and 2023, respectively.

Non-Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of December 31, 2025
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$2,258
Commodity contracts	Derivative instruments	$525	Derivative instruments	$1,067

	As of December 31, 2024
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$742
Commodity contracts	Derivative instruments	$3,313	Derivative instruments	$1,177

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

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
	Statements of	For the Years Ended December 31,
Type of Instrument	Operations Location	2025	2024	2023

Commodity contracts	Cost of goods sold	$10,747	$(2,529)	$1,647
		$10,747	$(2,529)	$1,647

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Unrealized Gains (Losses)
	Statements of	For the Years Ended December 31,
Type of Instrument	Operations Location	2025	2024	2023

Commodity contracts	Cost of goods sold	$(2,679)	$13,574	$(9,678)
		$(2,679)	$13,574	$(9,678)

9.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	December 31, 2025	December 31, 2024
Kinergy line of credit	$29,586	$39,677
Orion term loan	55,000	60,000
	84,586	99,677
Less unamortized debt discount	(2,288)	(3,089)
Less unamortized debt financing costs	(2,671)	(3,684)
Less current portion	(16,600)	—
Long-term debt	$63,027	$92,904

Kinergy Line of Credit – Kinergy has an operating line of credit for an aggregate amount of up to $85,000,000. The line of credit matures on November 7, 2027. The credit facility is based on Kinergy’s eligible accounts receivable and inventory levels, subject to certain concentration reserves. The credit facility is subject to certain other sublimits, including inventory loan limits. Interest accrues under the line of credit at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin ranging between 1.25% and 1.75%. The applicable margin was 1.50%, for a total rate of 5.37%, at December 31, 2025. The credit facility’s monthly unused line fee is an annual rate equal to 0.25% to 0.375% depending on the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to the Company as reimbursement for management and other services provided by the Company to Kinergy are limited under the terms of the credit facility to $1,500,000 per fiscal quarter. The credit facility also includes the accounts receivable of Alto Nutrients as additional collateral. Payments that may be made by Alto Nutrients to the Company as reimbursement for management and other services provided by the Company to Alto Nutrients are limited under the terms of the credit facility to $500,000 per fiscal quarter. Kinergy and Alto Nutrients may also make distributions to the Company of up to 75% of their excess cash flow.

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

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The obligations of Kinergy and Alto Nutrients under the credit facility are secured by first-priority security interests in all of their assets in favor of the lender. Alto Ingredients has guaranteed all of Kinergy’s obligations under the line of credit. As of December 31, 2025, Kinergy had $37.4 million in unused borrowing availability under the credit facility.

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

On November 23, 2022, the Company received its initial funding of $60,000,000 and issued 1,282,051 shares of common stock. The principal amount outstanding under the Term Loan was $55,000,000 and $60,000,000 as of December 31, 2025 and 2024, respectively. The Term Loan matures on November 7, 2028, or earlier upon acceleration. As of December 31, 2025, interest accrued on the unpaid principal amount of the Term Loan at a fixed rate of 10.75% per annum.

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

Maturities of Long-term Debt – The Company’s long-term debt matures as follows (in thousands):

December 31:
2026	$16,600
2027	29,586
2028	38,400
$84,586

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	LEASES.

The Company leases equipment and land for certain of its facilities. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses an estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the years ended December 31, 2025 and 2024, the Company’s weighted-average discount rate was approximately 7.87% and 7.78%, respectively. Operating lease expense is recognized on a straight-line basis over the lease term.

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

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 50 years, which includes options to extend the lease when it is reasonably certain the Company will exercise those options. For the year ended December 31, 2025, the weighted-average remaining lease terms of equipment and land-related leases were 3.32 years and 17.56 years, respectively. For the year ended December 31, 2024, the weighted-average remaining lease terms of equipment and land-related leases were 4.14 years and 16.42 years, respectively. The Company does not have lease arrangements with residual value guarantees, sale-leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

Leases consist of the following (in thousands):

		December 31,
	Classification	2025	2024
Assets Operating	Right of use operating lease assets, net	$16,931	$20,553
Liabilities Operating - Current	Current portion, operating leases	$4,958	$4,851
Operating - Noncurrent	Operating leases, net of current portion	$13,012	$16,913

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Components of lease costs were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023

Fixed lease cost	$6,589	$5,989	$5,722
Variable lease cost	109	529	871
Total lease cost	$6,698	$6,518	$6,593

The following table summarizes the remaining maturities of the Company’s operating lease liabilities, assuming all land lease extensions are taken, as of December 31, 2025 (in thousands):

Year Ended:	Equipment	Land Related
2026	$5,200	$1,037
2027	4,596	1,011
2028	3,618	1,024
2029	2,047	660
2030	173	107
2031-76	—	3,773
Less imputed interest	(2,180)	(3,096)
Total present value of lease liabilities	$13,454	$4,516

11.	PENSION PLANS.

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

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information related to the Retirement Plan as of and for the years ended December 31, 2025 and 2024 is presented below (dollars in thousands):

	2025	2024
Changes in plan assets:
Fair value of plan assets, beginning	$20,167	$18,485
Actual gains	2,624	1,711
Benefits paid	(890)	(829)
Company contributions	200	800
Participant contributions	—	—
Fair value of plan assets, ending	22,101	20,167
Less: projected accumulated benefit obligation	18,025	17,530
Funded status, overfunded (underfunded)	$4,076	$2,637

Amounts recognized in the consolidated balance sheets:
Other assets	$4,076	$2,637
Other liabilities	$—	$—
Accumulated other comprehensive income	$(4,951)	$(4,167)

Assumptions used in computation of benefit obligations:
Discount rate	5.40%	5.50%
Expected long-term return on plan assets	6.75%	6.50%
Rate of compensation increase	—	—

	Years Ended December 31,
	2025	2024	2023
Components of net periodic benefit costs are as follows:
Service cost	$227	$267	$249
Interest cost	937	887	900
Amortization of net (gains) losses	(369)	—	—
Expected return on plan assets	(1,251)	(1,103)	(993)
Net periodic cost (benefit)	$(456)	$51	$156

The Company does not expect to make any contributions in the year ending December 31, 2026. Net periodic benefit for 2026 is estimated to be approximately $0.6 million.

The following table summarizes the expected benefit payments for the Company’s Retirement Plan for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

December 31:
2026	$1,060
2027	1,090
2028	1,130
2029	1,160
2030	1,200
2031-35	6,730
$12,370

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Information related to the Postretirement Plan as of December 31, 2025 and 2024 is presented below (dollars in thousands):

	2025	2024
Amounts at the end of the year:
Accumulated/projected benefit obligation	$3,960	$3,783
Fair value of plan assets	—	—
Funded status, underfunded	$(3,960)	$(3,783)

Amounts recognized in the consolidated balance sheets:
Accrued liabilities	$(370)	$(280)
Other liabilities	$(3,590)	$(3,503)
Accumulated other comprehensive income	$(510)	$(808)

Discount rate used in computation of benefit obligations	4.95%	5.30%

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2025	2024	2023
Components of net periodic benefit costs are as follows:
Service cost	$15	$19	$14
Interest cost	193	196	186
Amortization of prior service cost	(108)	—	(53)
Net periodic benefit cost	$100	$215	$147
Amounts recognized in the plan for the year:
Participant contributions	$45	$35	$36
Benefits paid	$266	$204	$201

The Company expects to recognize $27,000 for amortization of net actuarial gain during the year ended December 31, 2026.

The following table summarizes the expected benefit payments for the Company’s Postretirement Plan for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

December 31:
2026	$370
2027	380
2028	390
2029	400
2030	420
2031-2035	1,880
$3,840

For purposes of determining the cost and obligation for pre-Medicare postretirement medical benefits, a 9.50% annual rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) was assumed for the Postretirement Plan in 2027, adjusted to a rate of 4.50% in 2036. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.

12.	INCOME TAXES.

The Company recorded a provision (benefit) for income taxes as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current provision (benefit)	$(621)	$173	$97
Deferred provision	—	—	—
Total	$(621)	$173	$97

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others becoming effective in subsequent years. The OBBBA includes several provisions that impact the timing and magnitude of certain tax deductions, including restoring 100% bonus depreciation for qualifying property, increasing the business interest limitation and the immediate expensing of domestic research and development costs. The Company has applied the provisions of OBBBA to its financial results and position following its effective date, and will continue to assess potential impacts to its financial position, results of operations and cash flows as additional guidance is issued by the U.S. Treasury Department, the IRS and other standard-setting authorities.

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate, as provided in the consolidated statements of operations, is as follows for the year ended December 31, 2025 (dollars in thousands):

Statutory rate	$2,671	21.0%
State income taxes, net of federal benefit*	170	1.3
Change in valuation allowance	(21,858)	(171.9)
Nontaxable or nondeductible items
Transferable tax credits, net	(1,470)	(11.6)
Stock-based compensation	203	1.6
Nondeductible items	12	0.1
Change in unrecognized tax benefits	(836)	(6.6)
Other adjustments
Capital loss expiration	21,102	165.9
Deferred true up adjustments	(538)	(4.2)
Other	(77)	(0.5)
Effective rate	$(621)	(4.9)%

*	State tax expense in Oregon and Illinois made up the majority (greater than 50%) of the tax effect in this category.

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	5.5	4.6
Change in valuation allowance	(29.3)	(23.4)
Stock-based compensation	(0.4)	(2.3)
Non-deductible items	(0.1)	0.8
Other	3.0	(1.0)
Effective rate	(0.3)%	(0.3)%

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are provided using the asset and liability method to reflect temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates and laws. The components of deferred income taxes included in the consolidated balance sheets were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$62,949	$64,901
Capital loss	—	26,692
Disallowed interest	5,707	5,048
R&D, energy and AMT credits	3,742	3,742
Derivatives	146	—
Intangibles	3,617	2,981
Pension liability	1,064	1,016
Railcar contracts	1,233	1,090
Stock-based compensation	983	803
Allowance for credit losses and other assets	1,021	1,059
Other	2,607	4,971
Total gross deferred tax assets	83,069	112,303
Less: valuation allowance	(82,606)	(110,687)
Total deferred tax assets, net of valuation allowance	463	1,616

Deferred tax liabilities:
Property and equipment	(66)	(703)
Derivatives	—	(574)
Other	(633)	(575)
Total deferred tax liabilities	(699)	(1,852)

Net deferred tax liabilities, included in other liabilities	$(236)	$(236)

A portion of the Company’s net operating loss carryforwards is subject to provisions of the tax law that limit the use of losses incurred by a corporation prior to the date certain ownership changes occur. These limitations also apply to certain depreciation deductions associated with assets on hand at the time of the ownership change and otherwise allowable during the five-year period following the ownership change. As the five-year limitation period lapsed in 2019, these disallowed deductions are reflected in property and equipment in the schedule above but continue to be subject to the annual limitation that applies to the pre-change net operating losses. Due to the limitation on the use of net operating losses and depreciation deductions, a significant portion of these carryforwards will expire regardless of whether the Company generates future taxable income. After reducing these net operating loss carryforwards for the amount which will expire due to this limitation, the Company had remaining federal net operating loss carryforwards of approximately $222,046,000 and state net operating loss carryforwards of approximately $256,045,000 at December 31, 2025. These net operating loss carryforwards expire as follows (in thousands):

Tax Years	Federal	State
2026–2030	$—	$89,350
2031–2035	15,245	37,165
2036–2040	101,348	98,850
2041 and after*	105,453	30,680
Total NOLs	$222,046	$256,045

*	Includes indefinite life federal net operating losses of $128.8 million generated after 2017.

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximately $130,291,000 is available to utilize against federal taxable income for 2026.

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

A valuation allowance was established in the amount of $82,606,000 and $110,687,000 as of December 31, 2025 and 2024, respectively, based on the Company’s assessment of the future realizability of certain deferred tax assets. The valuation allowance on deferred tax assets is related to future deductible temporary differences and net operating loss carryforwards for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations.

For the year ended December 31, 2025, the Company recorded a decrease in valuation allowance of $28,081,000. This was primarily related to current year usage of net operating losses and expiration of capital loss tax assets. For the year ended December 31, 2024, the Company recorded an increase in valuation allowance of $17,181,000. This was primarily related to additional net operating losses accumulated for the year. For the year ended December 31, 2023, the Company recorded an increase in valuation allowance of $5,557,000. This was primarily related to additional net operating losses accumulated for the year.

Unrecognized Tax Benefits

A reconciliation of the beginning balance and the ending balance of gross unrecognized tax benefits, before interest and penalties, for the period presented is as follows (in thousands):

	December 31,
	2025	2024
Unrecognized tax benefits at beginning of year	$739	$739
Increases related to current-year tax positions	—	—
Decreases related to current-year tax positions	—	—
Increases related to prior year tax positions	—	—
Decreases related to prior year tax positions	—	—
Decreases related to expiration of prior year tax positions	(739)	—
Decreases related to settlements of prior year tax positions	—	—
Unrecognized tax benefits at end of year	$—	$739

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded unrecognized tax benefits for uncertain tax positions of approximately $0 and $739,000 as of December 31, 2025 and 2024, of which $739,000 impacted the effective tax rate as it was reversed.

The Company is subject to income tax in the United States federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years
Federal	2022 – 2024
Alabama	2022 – 2024
Arizona	2021 – 2024
Arkansas	2022 – 2024
California	2021 – 2024
Colorado	2021 – 2024
Connecticut	2022 – 2024
Georgia	2022 – 2024
Idaho	2022 – 2024
Illinois	2022 – 2024
Indiana	2022 – 2024
Iowa	2022 – 2024
Kansas	2022 – 2024
Louisiana	2022 – 2024
Michigan	2022 – 2024
Minnesota	2022 – 2024
Mississippi	2022 – 2024
Missouri	2022 – 2024
Nebraska	2022 – 2024
New Mexico	2022 – 2024
Oklahoma	2022 – 2024
Oregon	2022 – 2024
Pennsylvania	2022 – 2024
Rhode Island	2022 – 2024
South Carolina	2022 – 2024
Tennessee	2022 – 2024
Texas	2021 – 2024

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

The Company has 6,734,835 undesignated shares of authorized and unissued preferred stock, which may be designated and issued in the future on the authority of the Company’s Board of Directors. As of December 31, 2025, the Company had the following designated classes of preferred stock:

Series A Preferred Stock – The Company has authorized 1,684,375 shares of Series A Cumulative Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), with none outstanding at December 31, 2025 and 2024. Shares of Series A Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

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

Series B Preferred Stock – The Company has authorized 1,580,790 shares of Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), with 926,942 shares outstanding at December 31, 2025 and 2024. Shares of Series B Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

The Series B Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock. Holders of Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in cash in an amount equal to 7.00% per annum of the purchase price per share of the Series B Preferred Stock; however, subject to the provisions of the Letter Agreements described below, such dividends may, at the option of the Company, be paid in additional shares of Series B Preferred Stock based initially on the liquidation value of the Series B Preferred Stock. In addition to the quarterly cumulative dividends, holders of the Series B Preferred Stock are entitled to participate in any common stock dividends declared by the Company to its common stockholders. The holders of Series B Preferred Stock have a liquidation preference over the holders of the Company’s common stock initially equivalent to $19.50 per share of the Series B Preferred Stock plus any accrued and unpaid dividends on the Series B Preferred Stock. A liquidation will be deemed to occur upon the happening of customary events, including the transfer of all or substantially all of the capital stock or assets of the Company or a merger, consolidation, share exchange, reorganization or other transaction or series of related transactions (each, a “transaction”), unless holders of 66 2/3% of the Series B Preferred Stock vote affirmatively in favor of or otherwise consent that such transaction shall not be treated as a liquidation. The Company believes that such liquidation events are within its control and therefore has classified the Series B Preferred Stock in stockholders’ equity.

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, the Series B Preferred Stock was convertible into 980,712 shares of the Company’s common stock. The conversion ratio is subject to customary antidilution adjustments. In addition, antidilution adjustments are to occur in the event that the Company issues equity securities, including derivative securities convertible into equity securities (on an as-converted or as-exercised basis), at a price less than the conversion price then in effect. The shares of Series B Preferred Stock are also subject to forced conversion upon the occurrence of a transaction that would result in an internal rate of return to the holders of the Series B Preferred Stock of 25% or more. The forced conversion is to be based upon the conversion ratio as last adjusted. Accrued but unpaid dividends on the Series B Preferred Stock are to be paid in cash upon any conversion of the Series B Preferred Stock.

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

Registration Rights Agreement – In connection with the sale of its Series B Preferred Stock, the Company entered into a registration rights agreement with Lyles United. The registration rights agreement is effective until the holders of the Series B Preferred Stock, and their affiliates, as a group, own less than 10% of the stock issued, including common stock into which such Series B Preferred Stock has been converted. The registration rights agreement provides that holders of a majority of the Series B Preferred Stock, including common stock into which such Series B Preferred Stock has been converted, may demand and cause the Company to register on their behalf the shares of common stock issued, issuable or that may be issuable upon conversion of the Preferred Stock and as payment of dividends thereon, and upon exercise of the related warrants (collectively, the “Registrable Securities”). The Company is required to keep such registration statement effective until such time as all of the Registrable Securities are sold or until such holders may avail themselves of Rule 144 for sales of Registrable Securities without registration under the Securities Act of 1933, as amended. The holders are entitled to two demand registrations on Form S-1 and unlimited demand registrations on Form S-3; provided, however, that the Company is not obligated to effect more than one demand registration on Form S-3 in any calendar year. In addition to the demand registration rights afforded the holders under the registration rights agreement, the holders are entitled to unlimited “piggyback” registration rights. These rights entitle the holders who so elect to be included in registration statements to be filed by the Company with respect to other registrations of equity securities. The Company is responsible for all costs of registration, plus reasonable fees of one legal counsel for the holders, which fees are not to exceed $25,000 per registration. The registration rights agreement includes customary representations and warranties on the part of both the Company and the holders and other customary terms and conditions.

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	STOCK-BASED COMPENSATION.

On June 16, 2016, the Company’s shareholders approved its 2016 Stock Incentive Plan, which authorizes the issuance of incentive stock options and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, direct stock issuances and other stock-based awards to the Company’s officers, directors or key employees or to consultants that do business with the Company initially for up to an aggregate of 1,150,000 shares of common stock. On June 14, 2018, the Company’s shareholders approved an increase to the aggregate number of shares authorized under the 2016 Stock Incentive Plan to 3,650,000 shares. On November 7, 2019, the Company’s shareholders approved an increase to the aggregate number of shares authorized under the 2016 Stock Incentive Plan to 5,650,000 shares. On November 18, 2020, the Company’s shareholders approved an increase to the aggregate number of shares authorized under the 2016 Stock Incentive Plan to 7,400,000 shares. On June 23, 2022, the Company’s shareholders approved an increase to the aggregate number of shares authorized under the 2016 Stock Incentive Plan to 8,900,000 shares. On June 22, 2023, the Company’s shareholders approved an increase to the aggregate number of shares authorized under the 2016 Stock Incentive Plan to 11,400,000 shares. On June 20, 2024, the Company’s shareholders approved an increase to the aggregate number of shares authorized under the 2016 Stock Incentive Plan to 15,200,000 shares.

Restricted Stock – A summary of unvested restricted stock activity is as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	2,941	$2.77
Issued	1,530	$1.91
Vested	(1,597)	$3.08
Canceled	(143)	$2.16
Unvested at December 31, 2024	2,731	$2.14
Issued	1,271	$1.16
Vested	(1,319)	$2.44
Canceled	(156)	$1.59
Unvested at December 31, 2025	2,527	$1.53

The fair value of the common stock at vesting aggregated $1,536,000, $3,142,000 and $929,000 for the years ended December 31, 2025, 2024 and 2023, respectively. Stock-based compensation expense related to employee and non-employee restricted stock and option grants recognized in the accompanying consolidated statements of operations, was as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Employees	$2,823	$3,960	$3,345
Non-employees	199	397	551
Total stock-based compensation expense	$3,022	$4,357	$3,896

Employee grants typically have a two or three-year vesting schedule, while non-employee grants have a one-year vesting schedule. At December 31, 2025, the total compensation expense related to unvested awards which had not been recognized was $3,968,000 and the associated weighted-average period over which the compensation expense attributable to those unvested awards will be recognized was approximately 0.79 years.

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	COMMITMENTS AND CONTINGENCIES.

Commitments – The following is a description of significant commitments at December 31, 2025:

Sales Commitments – At December 31, 2025, the Company had entered into sales contracts with its major customers to sell certain quantities of alcohol and essential ingredients. The Company had open alcohol indexed-price contracts for 90,270,100 gallons as of December 31, 2025 and open fixed-price alcohol sales contracts totaling $218,045,300 as of December 31, 2025. The Company had open fixed-price sales contracts for essential ingredients totaling $6,123,200 and open indexed-price sales contracts for essential ingredients for 7,800 tons as of December 31, 2025. These sales contracts are scheduled for completion over the next twelve months.

Purchase Commitments – At December 31, 2025, the Company had indexed-price purchase contracts to purchase 20,796,700 gallons of alcohol and fixed-price purchase contracts to purchase $2,900 of alcohol from its suppliers. The Company had fixed-price purchase contracts to purchase $26,245,600 of corn from its suppliers as of December 31, 2025. The Company had indexed-price purchase contracts for 3,140,000 MMBTU of natural gas. The Company had future commitments for certain capital projects totaling $17,530,000. These purchase commitments are scheduled to be satisfied over the next twelve months.

Contingencies – The following is a description of significant contingencies at December 31, 2025:

Litigation – The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, environmental matters, employee-related matters, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible, and the amount involved could be material. While the Company can provide no assurances, the Company does not expect that any of its pending legal proceedings will have a material financial impact on the Company’s operating results.

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

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments – The Company’s derivative instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

Transferable Tax Credits – Transferable tax credits consist of the Company’s estimated net proceeds from the sale of credits. The fair value is based on estimates of, among others, actual gallons qualified for sale, gross tax credit per gallon, sales discount, broker fees and insurance costs and are designated as Level 3 inputs. See Note 1 for additional information.

Long-Lived Assets – Long-lived assets consist of the Company’s estimated fair value associated with its Magic Valley facility. See Note 1 for additional information. The fair value of the long-lived assets are based on present value of estimated future cash flows and are designated as Level 3 inputs.

The following table summarizes recurring fair value measurements by level at December 31, 2025 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$525	$525	$—	$—
Transferable tax credits	7,500	—	—	7,500
Defined benefit plan assets(1)
(pooled separate accounts):
Large U.S. Equity(2)	8,060	—	8,060	—	36%
Small/Mid U.S. Equity(3)	3,574	—	3,574	—	16%
International Equity(4)	3,479	—	3,479	—	16%
Fixed Income(5)	6,988	—	6,988	—	32%
	$30,126	$525	$22,101	$7,500

Liabilities:

Derivative financial instruments	$1,067	$1,067	$—	$—

The following table summarizes recurring fair value measurements by level at December 31, 2024 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$3,313	$3,313	$—	$—

Defined benefit plan assets(1)
(pooled separate accounts):
Large U.S. Equity(2)	6,962	—	6,962	—	34%
Small/Mid U.S. Equity(3)	3,636	—	3,636	—	18%
International Equity(4)	2,762	—	2,762	—	14%
Fixed Income(5)	6,807	—	6,807	—	34%
	$23,480	$3,313	$20,167	$—

Liabilities:

Derivative financial instruments	$1,177	$1,177	$—	$—

ALTO INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes nonrecurring fair value measurements by level at December 31, 2024 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Long-lived assets – Magic Valley	$19,397	$—	$—	$19,397

(1)	See Note 11 for accounting discussion.

(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(4)	This category includes investments in funds comprised of equity securities of foreign companies, including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.1	Certificate of Incorporation	10-Q	000-21467	3.1	11/06/2015

3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock	10-Q	000-21467	3.2	11/06/2015

3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock	10-Q	000-21467	3.3	11/06/2015

3.4	Certificate of Amendment to Certificate of Incorporation dated June 3, 2010	10-Q	000-21467	3.4	11/06/2015

3.5	Certificate of Amendment to Certificate of Incorporation effective June 8, 2011	10-Q	000-21467	3.5	11/06/2015

3.6	Certificate of Amendment to Certificate of Incorporation effective May 14, 2013	10-Q	000-21467	3.6	11/06/2015

3.7	Certificate of Amendment to Certificate of Incorporation effective July 1, 2015	10-Q	000-21467	3.7	11/06/2015

3.8	Certificate of Amendment to Certificate of Incorporation effective January 12, 2021	8-K	000-21467	3.1	01/13/2021

3.9	Amended and Restated Bylaws	8-K	000-21467	3.1	03/06/2024

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	000-21467	4.1	03/30/2020

10.1	2016 Stock Incentive Plan, as amended#	S-8	333-280351	4.11	06/20/2024

10.2	Form of Employee Restricted Stock Agreement under 2016 Stock Incentive Plan#	10-K	000-21467	10.5	03/15/2018

10.3	Form of Non-Employee Director Restricted Stock Agreement under 2016 Stock Incentive Plan#	10-K	000-21467	10.6	03/15/2017

10.4	Form of Performance Share Agreement under 2016 Stock Incentive Plan#	10-Q	000-21467	10.3	05/08/2024

10.5	Second Amended and Restated Executive Employment Agreement dated September 17, 2023 between the Registrant and Bryon T. McGregor#	8-K	000-21467	10.1	09/20/2023

10.6	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and James R. Sneed#	10-K	000-21467	10.12	03/15/2017

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.7	Second Amended and Restated Employment Agreement dated April 1, 2024 between the Registrant and Todd E. Benton#	8-K	000-21467	10.1	03/21/2024

10.8	Employment Agreement dated February 1, 2022 between the Registrant and Auste M. Graham#	10-K	000-21467	10.9	03/15/2022

10.9	Second Amended and Restated Employment Agreement dated September 17, 2023 between the Registrant and Robert R. Olander#	8-K	000-21467	10.3	09/20/2023

10.10	Form of Indemnity Agreement between the Registrant and each of its Executive Officers and Directors#	10-K	000-21467	10.46	03/31/2010

10.11	Policy for Recoupment of Incentive Compensation dated March 29, 2018#	10-K	000-21467	10.17	03/18/2019

10.12	Form of Clawback Policy Acknowledgement and Agreement#	10-K	000-21467	10.18	03/18/2019

10.13	Registration Rights Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.4	03/27/2008

10.14	Letter Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.5	03/27/2008

10.15	Letter Agreement dated May 22, 2008 among the Registrant, Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler#	8-K	000-21467	10.3	05/23/2008

10.16	Second Amended and Restated Credit Agreement dated August 2, 2017 among Kinergy Marketing LLC, Pacific Ag. Products, LLC, Wells Fargo Bank, National Association, and the parties thereto from time to time as lenders	8-K	000-21467	10.1	08/08/2017

10.17	Amendment No. 1 to Second Amended and Restated Credit Agreement dated March 27, 2019 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Bank, National Association	10-Q	000-21467	10.7	05/03/2019

10.18	Amendment No. 2 to Second Amended and Restated Credit Agreement dated July 31, 2019 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC, the parties thereto from time to time as lenders and Wells Fargo Bank, National Association	8-K	000-21467	10.1	08/06/2019

10.19	Amendment No. 3 to Second Amended and Restated Credit Agreement dated November 19, 2019 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC, the parties thereto from time to time as lenders and Wells Fargo Bank, National Association	10-K	000-21467	10.61	03/30/2020

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.20	Waiver, Consent and Amendment No. 4 to Second Amended and Restated Credit Agreement dated March 8, 2021 by and among Kinergy Marketing LLC, Alto Nutrients, LLC and Wells Fargo Bank, National Association	10-K	000-21467	10.20	03/15/2022

10.21	Waiver, Consent, and Amendment No. 5 to Second Amended and Restated Credit Agreement dated June 10, 2021 by and among Kinergy Marketing LLC, Alto Nutrients, LLC and Wells Fargo Bank, National Association	10-K	000-21467	10.21	03/15/2022

10.22	Amendment No. 6 to Second Amended and Restated Credit Agreement dated November 7, 2022 by and among Kinergy Marketing LLC, Alto Nutrients, LLC and Wells Fargo Bank, National Association	8-K	000-21467	10.2	11/14/2022

10.23	Amendment No. 7 to Second Amended and Restated Credit Agreement dated June 25, 2025 by and among Kinergy Marketing LLC, Alto Nutrients, LLC and Wells Fargo Bank, National Association					X

10.24	Amendment No. 8 to Second Amended and Restated Credit Agreement dated February 5, 2026 by and among Kinergy Marketing LLC, Alto Nutrients, LLC and Wells Fargo Bank, National Association					X

10.25	Second Amended and Restated Guarantee dated August 2, 2017 by the Registrant in favor of Wells Fargo Bank, National Association, for and on behalf of the lenders	8-K	000-21467	10.2	08/08/2017

10.26	Credit Agreement dated November 7, 2022 by and among the Registrant, the subsidiary guarantors signatory thereto, Orion Energy Credit Opportunities Fund III, L.P., Orion Energy Credit Opportunities Fund III GPFA PV, L.P., Orion Energy Credit Opportunities Fund III GPFA, L.P., Orion Energy Credit Opportunities Fund III PV, L.P., and OIC Investment Agent, LLC	8-K	000-21467	10.1	11/14/2022

10.27	First Amendment to Credit Agreement dated November 6, 2023 between the Registrant and OIC Investment Agent, LLC	10-K	000-21467	10.24	03/14/2024

10.28	Second Amendment to Credit Agreement dated November 6, 2024 between the Registrant and OIC Investment Agent, LLC	10-K	000-21467	10.26	03/13/2025

10.29	Consent and Third Amendment to Credit Agreement dated January 1, 2025 between the Registrant and OIC Investment Agent, LLC	10-K	000-21467	10.27	03/13/2025

10.30	Registration Rights Agreement dated November 7, 2022 by and among the Registrant, Orion Energy Credit Opportunities Fund III, L.P., Orion Energy Credit Opportunities Fund III GPFA PV, L.P., Orion Energy Credit Opportunities Fund III GPFA, L.P. and Orion Energy Credit Opportunities Fund III PV, L.P.	8-K	000-21467	10.3	11/14/2022

INDEX TO EXHIBITS

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

19.1	Policy Statement on Insider Trading and Other Prohibited Trading Activities	10-K	000-21467	19.1	03/13/2025

21.1	Subsidiaries of the Registrant	10-K	000-21467	21.1	03/13/2025

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Alto Ingredients, Inc. Dodd-Frank Clawback Policy	10-K	000-21467	97.1	03/14/2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of March, 2026.

ALTO INGREDIENTS, INC.

/s/ BRYON T. MCGREGOR
Bryon T. McGregor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GILBERT E. NATHAN	Chair of the Board and Director	March 13, 2026
Gilbert E. Nathan

/s/ DIANNE S. NURY	Vice-Chair of the Board and Director	March 13, 2026
Dianne S. Nury

/s/ BRYON T. MCGREGOR	President, Chief Executive Officer	March 13, 2026
Bryon T. McGregor	(Principal Executive Officer) and Director

/s/ ROBERT R. OLANDER	Chief Financial Officer	March 13, 2026
Robert R. Olander	(Principal Financial and Accounting Officer)

/s/ MARIA G. GRAY	Director	March 13, 2026
Maria G. Gray

/s/ ALAN R. TANK	Director	March 13, 2026
Alan R. Tank