Form 10-Q
period 2026-03-31
Alto Ingredients, Inc.
filed 2026-05-08
CIK 778164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, there were 77,485,153 shares of Alto Ingredients, Inc. common stock, $0.001 par value per share, and 896 shares of Alto Ingredients, Inc. non-voting common stock, $0.001 par value per share, outstanding.

-i-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTO INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2026	2025
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$20,309	$23,415
Restricted cash	1,334	2,258
Accounts receivable (net of allowance for credit losses of $61 and $76, respectively)	59,700	55,069
Inventories	52,831	61,676
Transferable tax credits, net	11,530	7,500
Derivative instruments	7,831	525
Other current assets	5,017	5,474
Total current assets	158,552	155,917
Property and equipment, net	193,199	198,501
Other Assets:
Right of use operating lease assets, net	17,215	16,931
Intangible assets, net	7,419	7,574
Other assets	9,908	9,863
Total other assets	34,542	34,368
Total Assets	$386,293	$388,786

*	Amounts derived from the audited financial statements for the year ended December 31, 2025.

See accompanying notes to condensed consolidated financial statements.

ALTO INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	March 31,	December 31,
	2026	2025
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,303	$14,509
Accrued liabilities	12,332	16,691
Current portion – long-term debt	—	16,600
Current portion – operating leases	4,975	4,958
Derivative instruments	301	1,067
Other current liabilities	4,741	5,246
Total current liabilities	41,652	59,071

Long-term debt	73,056	63,027
Operating leases, net of current portion	13,240	13,012
Other liabilities	8,467	8,435
Total Liabilities	136,415	143,545
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of March 31, 2026 and December 31, 2025; liquidation preference of $18,075 as of March 31, 2026	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 77,946 and 77,307 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	78	77
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,052,472	1,051,795
Accumulated other comprehensive income	5,461	5,461
Accumulated deficit	(808,134)	(812,093)
Total Stockholders’ Equity	249,878	245,241
Total Liabilities and Stockholders’ Equity	$386,293	$388,786

*	Amounts derived from the audited financial statements for the year ended December 31, 2025.

See accompanying notes to condensed consolidated financial statements.

ALTO INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Net sales	$224,680	$226,540
Cost of goods sold	215,461	228,347
Gross profit (loss)	9,219	(1,807)
Selling, general and administrative expenses	6,699	7,190
Income (loss) from operations	2,520	(8,997)
Interest expense, net	(2,198)	(2,729)
Transferable tax credits, net	3,900	—
Other income, net	49	47
Income (loss) before provision for income taxes	4,271	(11,679)
Provision for income taxes	—	—
Net income (loss)	$4,271	$(11,679)
Preferred stock dividends	$(312)	$(312)
Net income (loss) attributable to common stockholders	$3,959	$(11,991)
Net income (loss) per share, basic	$0.05	$(0.16)
Net income (loss) per share, diluted	$0.05	$(0.16)
Weighted-average shares outstanding, basic	74,789	73,836
Weighted-average shares outstanding, diluted	76,639	73,836

See accompanying notes to condensed consolidated financial statements.

ALTO INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net income (loss)	$4,271	$(11,679)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,366	6,266
Transferable tax credits, net, generated	(3,900)	—
Gains on derivative instruments	(8,416)	(1,773)
Non-cash compensation	705	848
Inventory valuation	—	1,170
Amortization of deferred financing fees	249	250
Amortization of debt discount	198	197
Credit loss (recovery)	(15)	15
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(4,616)	(7,040)
Inventories	8,845	(1,711)
Other assets	1,918	417
Operating leases	(1,675)	(1,575)
Accounts payable and accrued liabilities	279	(3,616)
Net cash provided by (used in) operating activities	4,209	(18,231)
Investing Activities:
Additions to property and equipment	(909)	(532)
Purchase of Kodiak Carbonic, net of cash acquired	—	(7,278)
Net cash used in investing activities	(909)	(7,810)
Financing Activities:
Net proceeds from Kinergy’s line of credit	9,582	17,313
Principal payments on term debt	(16,600)	—
Preferred stock dividends paid	(312)	(312)
Net cash (used in) provided by financing activities	(7,330)	17,001
Net decrease in cash, cash equivalents and restricted cash	(4,030)	(9,040)
Cash, cash equivalents and restricted cash at beginning of period	25,673	36,211
Cash, cash equivalents and restricted cash at end of period	$21,643	$27,171

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$20,309	$26,778
Restricted cash	1,334	393
Total cash, cash equivalents and restricted cash	$21,643	$27,171
Supplemental Information:
Interest paid	$1,764	$2,230

See accompanying notes to condensed consolidated financial statements.

ALTO INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances, January 1, 2026	927	$1	77,307	$77	$1,051,795	$(812,093)	$5,461	$245,241
Stock-based compensation	—	—	—	—	705	—	—	705
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	639	1	(28)	—	—	(27)
Preferred stock dividends	—	—	—	—	—	(312)	—	(312)
Net income	—	—	—	—	—	4,271	—	4,271
Balances, March 31, 2026	927	$1	77,946	$78	$1,052,472	$(808,134)	$5,461	$249,878
Balances, January 1, 2025	927	$1	76,565	$77	$1,044,176	$(824,166)	$4,975	$225,063
Stock-based compensation	—	—	—	—	848	—	—	848
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(68)	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	—	(11,679)	—	(11,679)
Balances, March 31, 2025	927	$1	76,497	$77	$1,045,024	$(836,157)	$4,975	$213,920

See accompanying notes to condensed consolidated financial statements.

ALTO INGREDIENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The condensed consolidated financial statements include, for all periods presented, the accounts of Alto Ingredients, Inc., a Delaware corporation (“Alto Ingredients”), and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”), including Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Alto Nutrients, LLC, a California limited liability company (“Alto Nutrients”), Alto Op Co., a Delaware corporation, Alto Pekin, LLC, a Delaware limited liability company (“Alto Pekin”) and Alto ICP, LLC, a Delaware limited liability company (“ICP”), and the Company’s production facilities in Oregon and Idaho. On January 1, 2025, the Company’s wholly-owned subsidiary, Alto Carbonic, LLC (“Alto Carbonic”), acquired Kodiak Carbonic, LLC, a beverage-grade liquid carbon dioxide, or CO2, processor, for $7.6 million. Alto Carbonic’s facility is co-located at the Company’s Columbia ethanol plant in Boardman, Oregon. The Company began reporting the results of Alto Carbonic in the Company’s Western Production segment on January 1, 2025.

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

The Company’s production facilities, other than its Magic Valley plant located in Burley, Idaho, were operating for all periods presented subject to scheduled and unscheduled downtimes to address facility repair and maintenance. In January 2024, the Company temporarily hot-idled its Magic Valley facility to minimize losses from negative regional crush margins and to expedite the installation of additional equipment to achieve the intended production rate, quality and consistency from the Company’s corn oil and high protein system at the facility. The Company restarted its Magic Valley facility in July 2024 and by October 2024, the facility consistently achieved average ethanol production rates at full capacity, the protein content yield from the plant reached 50% or greater, and the Company was able to expand its corn oil yields. Increases in regional corn basis and declining market prices for protein and corn oil resulted in overall margin compression, outweighing the economic benefits of these plant improvements. As a consequence, the Company cold-idled its Magic Valley facility on December 31, 2024, and through the filing of this report, to minimize financial losses. The Company continues to provide ethanol terminaling services at the plant.

Basis of Presentation–Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Of the accounts receivable balance, approximately $52,728,000 and $41,379,000 at March 31, 2026 and December 31, 2025, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for credit losses was $61,000 and $76,000 as of March 31, 2026 and December 31, 2025, respectively. The Company recorded bad debt recoveries of $15,000 and bad debt expense of $15,000 for the three months ended March 31, 2026 and 2025, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

Financial Instruments – The carrying values of cash and cash equivalents, restricted cash, accounts receivable, derivative assets, accounts payable, accrued liabilities and derivative liabilities are reasonable estimates of their fair values because of the short maturity of these items. The Company believes the carrying values of its long-term debt instruments are not considered materially different than fair value.

Estimates and Assumptions – The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining the allowance for credit losses, net realizable value of inventory, long-lived asset impairments, valuation allowances on deferred income taxes, the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns, and the valuation of assets acquired, and liabilities assumed as a result of business combinations. Actual results and outcomes may materially differ from management’s estimates and assumptions.

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

The Company reports financial and operating performance in three reportable segments (1) Pekin production, which includes three production facilities located in Pekin, Illinois (“Pekin Campus”), (2) marketing and distribution, which includes marketing and merchant trading for Company-produced specialty alcohols, fuel-grade ethanol and essential ingredients, and sales of fuel-grade ethanol sourced from third parties, and (3) Western production, which includes the Company’s two production facilities located in Burley, Idaho and Boardman, Oregon, and its liquid CO2 plant on an aggregated basis (“Western production”).

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended March 31,
Net Sales	2026	2025
Pekin Campus production:
Alcohol sales	$107,952	$107,234
Essential ingredient sales	43,993	44,618
Intersegment sales	262	297
Total Pekin Campus sales	152,207	152,149
Marketing and distribution:
Alcohol sales	47,326	49,058
Intersegment sales	2,450	2,506
Total marketing and distribution sales	49,776	51,564
Western production:
Alcohol sales	16,680	16,194
Essential ingredient sales	7,280	7,808
Intersegment sales	399	264
Total Western production sales	24,359	24,266

Corporate and other	1,449	1,628
Intersegment eliminations	(3,111)	(3,067)
Net sales as reported	$224,680	$226,540

Cost of goods sold:
Pekin Campus production	$144,021	$155,222
Marketing and distribution	46,037	47,650
Western production	25,502	25,524
Corporate and other	1,036	1,681
Intersegment eliminations	(1,135)	(1,730)
Cost of goods sold as reported	$215,461	$228,347

Gross profit (loss):
Pekin Campus production	$8,186	$(3,073)
Marketing and distribution	3,739	3,914
Western production	(1,143)	(1,258)
Corporate and other	413	(53)
Intersegment eliminations	(1,976)	(1,337)
Gross profit (loss) as reported	$9,219	$(1,807)

Income (loss) before provision for income taxes:
Pekin Campus production	$6,358	$(7,364)
Marketing and distribution	1,426	1,563
Western production	(1,756)	(3,905)
Corporate and other	(1,757)	(1,973)
	$4,271	$(11,679)

Depreciation and amortization expense:
Pekin Campus production	$5,502	$5,456
Western production	736	640
Corporate and other	128	170
	$6,366	$6,266

Interest expense, net of capitalized interest:
Pekin Campus production	$638	$610
Marketing and distribution	86	83
Western production	750	1,359
Corporate and other	724	677
	$2,198	$2,729

The following table sets forth the Company’s total assets by operating segment (in thousands):

	March 31, 2026	December 31, 2025
Total assets:
Pekin Campus production	$214,883	$208,947
Marketing and distribution	104,407	103,911
Western production	44,033	43,131
Corporate and other	22,970	32,797
	$386,293	$388,786

3. INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, essential ingredients and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a valuation allowance of $0 and $1,007,000 as of March 31, 2026 and December 31, 2025, respectively. Inventory balances consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Finished goods	$34,223	$40,735
Raw materials	7,895	10,041
Work in progress	4,252	4,620
Other	6,461	6,280
Total	$52,831	$61,676

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments in connection with its commodity risk management activities to stabilize margins between input costs and product sales. For example, the Company uses ethanol swaps to align fixed-price alcohol sales with current market rates and uses corn futures to offset price fluctuations in its corn purchase commitments. The Company does not enter into derivative instruments for speculative purposes. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three months ended March 31, 2026 and 2025, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to align pricing for certain amounts of corn and alcohols with prevailing market prices by entering into exchange-traded futures contracts or options for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net gains of $8,416,000 and $1,773,000 as the change in the fair value of these contracts for the three months ended March 31, 2026 and 2025, respectively.

Non-Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of March 31, 2026
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$1,334
Commodity contracts	Derivative instruments	$7,831	Derivative instruments	$301

	As of December 31, 2025
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$2,258
Commodity contracts	Derivative instruments	$525	Derivative instruments	$1,067

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

The classification and amounts of the Company’s realized gains for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains
		For the Three Months Ended March 31,
Type of Instrument	Statements of Operations Location	2026	2025

Commodity contracts	Cost of goods sold	$343	$139
		$343	$139

		Unrealized Gains
		For the Three Months Ended March 31,
Type of Instrument	Statements of Operations Location	2026	2025

Commodity contracts	Cost of goods sold	$8,073	$1,634
		$8,073	$1,634

5. DEBT.

Long-term borrowings are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Kinergy line of credit	$39,168	$29,586
Orion term loan	38,400	55,000
	77,568	84,586
Less unamortized debt discount	(2,090)	(2,288)
Less unamortized debt financing costs	(2,422)	(2,671)
Less current portion	—	(16,600)
Long-term debt	$73,056	$63,027

Excess Availability – As of March 31, 2026, Kinergy had $29.3 million in unused borrowing availability under its line of credit and the Company had $65.0 million that may be available for capital improvement projects under its Orion term loan. The Kinergy line of credit matures in November 2027 and the Orion term loan matures in November 2028.

6. COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At March 31, 2026, the Company had entered into sales contracts with its major customers to sell certain quantities of alcohol and essential ingredients. The Company had open indexed-price alcohol sales contracts for 93,556,000 gallons as of March 31, 2026 and open fixed-price alcohol sales contracts totaling $186,958,000 as of March 31, 2026. The Company had open fixed-price sales contracts for essential ingredients totaling $10,507,000 and open indexed-price sales contracts of essential ingredients for 29,000 tons as of March 31, 2026. These sales contracts are scheduled to be completed throughout 2026.

Purchase Commitments – At March 31, 2026, the Company had indexed-price purchase contracts to purchase 21,592,000 gallons of alcohol and fixed-price purchase contracts to purchase $161,000 of alcohol from its suppliers. The Company had fixed-price purchase contracts to purchase $31,464,000 of corn from its suppliers as of March 31, 2026. The Company had indexed-price contracts to purchase 6,319,000 MMBTU of natural gas as of March 31, 2026. The Company also had future commitments for certain capital projects totaling $18,362,000. These purchase commitments are scheduled to be satisfied throughout 2026.

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

The Company uses a December 31 measurement date for its Retirement Plan. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations. As of December 31, 2025, the Retirement Plan’s accumulated projected benefit obligation was $18.0 million, with a fair value of plan assets of $22.1 million. The overfunded amount of $4.1 million is recorded on the Company’s condensed consolidated balance sheets in other assets.

Components of the Retirement Plan’s net periodic cost are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest cost	$236	$234
Service cost	50	57
Expected return on Plan Assets	(331)	(313)
Net periodic benefit	$(45)	$(22)

The Postretirement Plan provides postretirement medical benefits and life insurance to certain “grandfathered” unionized employees at the Company’s Pekin, Illinois facility. Employees hired after December 31, 2000 are not eligible to participate in the Postretirement Plan. The Postretirement Plan is contributory, with contributions required at the same rate as active employees. Benefit eligibility under the plan reduces at age 65 from a defined benefit to a defined dollar cap based upon years of service. As of December 31, 2025, the Postretirement Plan’s accumulated projected benefit obligation was $4.0 million and is recorded on the Company’s condensed consolidated balance sheets in other liabilities. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations.

Components of the Postretirement Plan’s net periodic cost are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest cost	$47	$48
Service cost	4	4
Amortization of net gains	(7)	(27)
Net periodic expense	$44	$25

8. FAIR VALUE MEASUREMENTS.

The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels, as follows:

●	Level 1 – Observable inputs – unadjusted quoted prices in active markets for identical assets and liabilities;

●	Level 2 – Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data; and

●	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable. For fair value measurements using significant unobservable inputs, a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period.

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

Derivative Financial Instruments – The Company’s derivative financial instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

Transferable Tax Credits – Transferable tax credits consist of the Company’s estimated net proceeds from the sale of credits. The fair value is based on estimates of, among others, actual gallons qualified for sale, gross tax credit per gallon, sales discount, broker fees and insurance costs and are designated as Level 3 inputs. See Note 1 for additional information.

The following table summarizes recurring and nonrecurring fair value measurements by level at March 31, 2026 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Transferable tax credits, net	$11,530	$—	$—	$11,530
Derivative financial instruments	7,831	7,831	—	—
	$19,361	$7,831	$—	$11,530

Liabilities:
Derivative financial instruments	$301	$301	$—	$—

The following table summarizes recurring fair value measurements by level at December 31, 2025 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$525	$525	$—	$—
Transferable tax credits	7,500	—	—	7,500
Defined benefit plan assets(1)
(pooled separate accounts):
Large U.S. Equity(2)	8,060	—	8,060	—	36%
Small/Mid U.S. Equity(3)	3,574	—	3,574	—	16%
International Equity(4)	3,479	—	3,479	—	16%
Fixed Income(5)	6,988	—	6,988	—	32%
	$30,126	$525	$22,101	$7,500
Liabilities:
Derivative financial instruments	$1,067	$1,067	$—	$—

(1)	Included in other assets in the condensed consolidated balance sheets.

(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

The following table summarizes the rollforward of Level 3 fair value measurements as of March 31, 2026 (in thousands):

Fair Value as of December 31, 2025	$7,500
Generated transferable tax credits	3,900
Other	130
Fair Value as of March 31, 2026	$11,530

9. EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31, 2026
	Income Numerator	Shares Denominator	Per-Share Amount
Consolidated net income	$4,271
Less: Preferred stock dividends	(312)
Basic income per share:
Income attributable to common stockholders	$3,959	74,789	$0.05
Add: Dilutive securities	—	1,850
Diluted income per share:
Income attributable to common stockholders	$3,959	76,639	$0.05

	Three Months Ended March 31, 2025
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(11,679)
Less: Preferred stock dividends	(312)
Basic and diluted loss per share:
Net loss attributable to common stockholders	$(11,991)	73,836	$(0.16)

There were additional aggregate potentially dilutive weighted-average shares of 981,000 from convertible securities outstanding for the three months ended March 31, 2026 and 2025. These securities were not considered in calculating diluted net loss per share for the three months ended March 31, 2026 and 2025, as their effect would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this report. This report and our condensed consolidated financial statements and notes to condensed consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including:

●	fluctuations in the market prices of alcohols and essential ingredients;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	our ability to fund, and the costs, timing and effects of, our plant improvement initiatives and other capital projects;

●	regulatory developments relating to our initiatives and projects or to our business;

●	our ability to qualify for and receive Section 45Z clean fuel production tax credits under the Internal Revenue Code, as added by the Inflation Reduction Act of 2022, including in anticipated amounts and at the expected times;

●	the projected growth or contraction in the alcohol and essential ingredients markets in which we operate;

●	our strategies for expanding, maintaining or contracting our presence in these markets;

●	anticipated trends in our financial condition and results of operations; and

●	our ability to distinguish ourselves from our current and future competitors.

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

We report our financial and operating performance in three distinct segments:

●	Pekin production, which includes the production and sale of alcohols and other products we refer to as “essential ingredients” described below, produced at our three production facilities located in Pekin, Illinois, which we refer to as our Pekin Campus;

●	Marketing and distribution, which includes marketing and merchant trading for company-produced alcohols and essential ingredients on an aggregated basis, and sales of fuel-grade ethanol sourced from third parties; and

●	Western production, which includes the production and sale of renewable fuels and essential ingredients produced at our production facilities located in Burley, Idaho and Boardman, Oregon, including our liquid CO2 plant, on an aggregated basis, none of which are individually so significant as to be considered a separately reportable segment.

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

We produce our alcohols and essential ingredients at our facilities described above. Our production facilities located in Illinois are in the heart of the Corn Belt, benefit from relatively low-cost and abundant feedstock and enjoy logistical advantages that enable us to provide our products to both domestic and international markets via truck, rail or barge. Our production facilities located in Oregon and Idaho are near their respective fuel and feed customers, offering significant timing, product transportation cost and logistical advantages.

All of our production facilities, other than our Magic Valley plant, were operating for all of 2025, other than for scheduled and unscheduled downtimes to address facility repair and maintenance.

Our Magic Valley facility remained cold-idled for all of 2025, the first quarter of 2026 and through the filing of this report to minimize financial losses. We continue to provide ethanol terminaling services at the plant and may resume operations at the facility if the economic environment in the region sustainably improves.

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

See “Note 2 – Segments” to our Notes to Condensed Consolidated Financial Statements included elsewhere in this report for financial information about our business segments.

Current Initiatives and Outlook

The first quarter is a seasonally weak period for us and for the ethanol industry, reflecting the build-up of inventories and lower demand following the winter months. In contrast, our first quarter 2026 results were strong relative to our historical performance for this period. We generated profitability on both an adjusted EBITDA and net income basis, supported by higher crush margins, an improved product mix that emphasized higher-value renewable fuel export sales and incremental earnings from transferrable Section 45Z clean fuel production tax credits. Importantly, even without the contribution from Section 45Z tax credits, our operations were profitable in the quarter. We believe these results demonstrate the benefits of our strategic realignment, operational improvements, and continued success in capturing premiums over domestic renewable fuel.

We remain focused on maximizing value from our diversified portfolio of assets and on pursuing multiple revenue opportunities in response to market demand. Our priorities are to improve utilization and reliability across our platform, execute our 2026 optimization and capital projects on time and within budget, and advance our commercial strategy, including expanding the value we capture from Section 45Z tax credits and optimally monetizing the value of our biogenic CO2 production across our facilities to lower our carbon footprint.

During the first quarter of 2026, unusually cold weather in the first half of the quarter disrupted river logistics and led us to curtail production at our Pekin Campus. We used this unplanned downtime to accelerate a portion of our planned wet mill biennial outage work that had originally been scheduled for the second quarter. This will allow us to recapture some of the lost production later in the year when crush margins are typically stronger and help us stay on track toward our goal of increasing total 2026 alcohol volumes and prioritizing product mix that delivers premiums to domestic renewable fuel.

We also executed a planned outage at our Columbia facility during what is typically a seasonally slower quarter for liquid CO2 sales. Combined with an outage taken in December 2025, this work addressed certain deferred process-related activities intended to improve production performance and plant reliability for the remainder of 2026. These efforts are designed to help ensure our Columbia plant can run at optimal rates to support the growing needs of our CO2 offtake customers during the higher-demand summer months and to enable us to qualify additional gallons for Section 45Z tax credits. We are planning a normal outage at our ICP facility in the second quarter, consistent with 2025.

At our Pekin Campus, we began both the repairs on our original loading dock and the construction of a second loadout dock. As previously discussed, the second dock is intended to provide redundancy and enhance our logistical capabilities. We are currently on track to complete both projects by the end of 2026. Once the original dock is restored and the second dock is in service, we expect to reduce bottlenecks and increase loadout capacity.

We also commenced a project to increase throughput and storage capacity at our Columbia liquid CO2 processing facility by adding a third storage tank. We believe this project will position us to further capitalize on favorable liquid CO2 market conditions, particularly the growing demand in the Pacific Northwest and limited supply of premium liquid CO2 in the region. Combined with the process improvements described above, this investment is intended to enhance our ability to serve existing customers, support incremental volumes and monetize more of the CO2 produced at our Columbia plant.

At our Pekin dry mill, which is our most efficient ethanol plant, we are moving the planned outage from the third quarter into June. During this downtime, we expect to complete a debottlenecking project designed to increase annual production capacity by approximately 8%, or about 5 million gallons. We expect to fully realize the benefits of these improved production rates in the fourth quarter of 2026. If successful, this project should provide incremental margin and allow us to qualify additional volumes for Section 45Z tax credits.

In addition to the capital projects already underway or planned for 2026, we continue to evaluate large-scale CO2 utilization and sequestration opportunities at our Pekin Campus. These potential projects are intended to lower our facilities’ carbon intensity scores and provide additional earnings opportunities through Section 45Z tax credits and higher-value liquid CO2 sales.

With respect to Section 45Z transferable tax credits for 2026, we expect to qualify approximately 90 million gallons of combined annual production at our Columbia and Pekin dry mill facilities at $0.20 per gallon, which would result in approximately $15 million of net proceeds after estimated monetization costs. For the first quarter of 2026, we recorded $3.9 million in Section 45Z credit earnings. The sale of all of our 2025 Section 45Z credits is underway at values consistent with previously recorded estimates, and we currently expect to complete that transaction in the second quarter of 2026. We are working to qualify additional gallons and further reduce our carbon intensity scores in order to capture more of the Section 45Z benefits in future periods.

As we manage liquidity and continue to focus on our priorities, we remain disciplined in our capital allocation. We expect to spend approximately $25 million on capital expenditures in 2026, primarily on maintenance and optimization projects with the highest projected returns. Capital expenditures in the first quarter of 2026 were approximately $1 million, with the majority of spending planned over the remaining three quarters as our 2026 projects progress. We also repaid $16.6 million of term debt in the first quarter, as planned, and ended the quarter with $38.4 million outstanding on our term loan. With a lower debt balance, interest expense decreased compared to the prior-year quarter, reflecting our focus on minimizing idle cash, maintaining ample borrowing availability and reducing our interest burden.

We are closely monitoring macroeconomic and geopolitical developments, including unrest in the Middle East, which can indirectly affect our business through energy and commodity price volatility, as well as freight and export logistics. We seek to actively manage these exposures through our commercial strategy, hedging activities and operational flexibility. We are also encouraged by continued progress on E15. In California, Assembly Bill 30 has provided a pathway for year-round E15 sales, and we are monitoring the state’s implementation process. At the federal level, momentum in Congress for legislation allowing year-round E15 continues to build. We view expanded E15 access as an important demand-side complement to production incentives such as Section 45Z because it can help ensure the market is able to absorb additional low-carbon renewable fuel gallons over time. Without corresponding demand growth, production incentives alone could contribute to industry overproduction and margin pressure.

Overall, we believe our first quarter 2026 results demonstrate that our operating model—focusing on improving margins through higher-value revenue opportunities and disciplined cost management—is working. With multiple product streams, we have the flexibility to respond quickly as markets shift and we are continuing to strengthen our ability to perform through commodity cycles. We intend to continue executing on our 2026 optimization and capital projects, improving utilization and reliability across our asset base, and advancing our commercial strategy, including expanding the value we capture from Section 45Z credits and further monetizing our biogenic CO2 production across our facilities. We remain committed to further enhancing shareholder value over both the near- and longer-term.

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

We define Adjusted EBITDA as unaudited consolidated net income or loss before interest expense, interest income, unrealized derivative gains and losses, excess insurance proceeds, acquisition-related expense or recoveries, provision or benefit for income taxes, asset impairments, and depreciation and amortization expense.

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

Reconciliation of Adjusted EBITDA to Consolidated Net Income (Loss)

	Three Months Ended March 31,
(in thousands) (unaudited)	2026	2025
Consolidated net income (loss)	$4,271	$(11,679)
Adjustments:
Interest expense, net	2,198	2,729
Interest income	(77)	(84)
Unrealized derivative gains	(8,073)	(1,634)
Depreciation and amortization expense	6,366	6,266
Total adjustments	414	7,277
Adjusted EBITDA	$4,685	$(4,402)

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses for each period. We believe that of our critical accounting estimates, defined as those estimates that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain: impairment of long-lived assets and valuation allowance for deferred taxes. These critical accounting estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

Selected Financial Information

The following selected financial information should be read in conjunction with our condensed consolidated financial statements and notes to our condensed consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations:

	Three Months Ended March 31,
	2026	2025
(unaudited)

Alcohol Sales (gallons in millions)
Pekin Campus renewable fuel gallons sold	31.2	32.6
Western production renewable fuel gallons sold	8.2	8.3
Third party renewable fuel gallons sold	23.5	24.4
Total renewable fuel gallons sold	62.9	65.3
Specialty alcohol gallons sold	23.0	24.3
Total gallons sold	85.9	89.6

Sales Price per Gallon
Pekin Campus	$2.00	$1.90
Western production	$2.03	$1.95
Marketing and distribution	$2.01	$2.01
Average sales price per gallon	$2.00	$1.93

Alcohol Production (gallons in millions)
Pekin Campus	51.2	54.3
Western production	7.9	8.3
Total	59.1	62.6

Corn Cost per Bushel
Pekin Campus	$4.45	$4.65
Western production	$5.54	$5.95
Average corn cost per bushel	$4.58	$4.81

Average Market Metrics
PLATTS Ethanol price per gallon	$1.73	$1.71
CME Corn cost per bushel	$4.38	$4.72
Board corn crush per gallon (1)	$0.17	$0.02

Essential Ingredients Sold (thousand tons)
Pekin Campus:
Distillers grains	80.4	90.7
CO2	43.3	45.3
Corn wet feed	29.9	34.5
Corn dry feed	21.0	23.8
Corn oil and germ	18.1	19.6
Syrup and other	9.2	8.2
Corn meal	9.5	9.4
Yeast	6.1	6.4
Total Pekin Campus essential ingredients sold	217.5	237.9

Western production:
Distillers grains	60.1	58.1
CO2	12.8	12.6
Syrup and other	0.8	0.8
Corn oil	0.8	1.4
Total Western production essential ingredients sold	74.5	72.9

Total Essential Ingredients Sold	292.0	310.8

Essential ingredients return % (2)
Pekin Campus return	54.0%	48.0%
Western production return	49.9%	49.0%
Consolidated total return	53.4%	48.2%

(1)	Assumes corn conversion of 2.80 gallons of alcohol per bushel of corn.

(2)	Essential ingredients revenues as a percentage of total corn costs consumed.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2026	2025	Dollars	Percent

Net sales	$224,680	$226,540	$(1,860)	(0.8)%
Cost of goods sold	215,461	228,347	(12,886)	(5.6)%
Gross profit (loss)	$9,219	$(1,807)	$11,026	NM
Percentage of net sales	4.1%	(0.8)%

Net Sales

The decrease in our consolidated net sales for the three months ended March 31, 2026 as compared to the same period in 2025 is attributable to fewer total gallons sold as well as lower volumes and lower average sales prices of essential ingredients due to a lower commodity price environment, partially offset by an increase in our average sales prices per gallon for both specialty alcohols and renewable fuel.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment increased by $0.7 million, or 1%, to $108.0 million for the three months ended March 31, 2026 as compared to $107.3 million for the same period in 2025. The segment’s average sales price per gallon increased by $0.10, or 5%, to $2.00 for the three months ended March 31, 2026 from $1.90 for the same period in 2025. Our total volume of production gallons sold decreased by 2.6 million gallons, or 5%, to 53.9 million gallons for the three months ended March 31, 2026 as compared to 56.5 million gallons for the same period in 2025. The increase of $0.10, or 5%, in the segment’s average sales price per gallon for the three months ended March 31, 2026 as compared to the same period in 2025 increased our net sales from the segment by $5.9 million. With the segment’s average sales price per gallon of $2.00 for the three months ended March 31, 2026, we generated $5.2 million in fewer net sales from the 2.6 million fewer gallons of alcohol sold in the three months ended March 31, 2026 as compared to the same period in 2025.

Net sales of essential ingredients from our Pekin Campus production segment declined by $0.6 million, or 1%, to $44.0 million for the three months ended March 31, 2026 as compared to $44.6 million for the same period in 2025. Our total volume of essential ingredients sold decreased by 20,400 tons, or 9%, to 217,500 tons for the three months ended March 31, 2026 from 237,900 tons for the same period in 2025. The increase of $14.72, or 8%, in the segment’s average sales price per ton for the three months ended March 31, 2026 as compared to the same period in 2025 increased our net sales from the segment by $3.5 million. With the segment’s average sales price per ton of $202.27 for the three months ended March 31, 2026, we generated $4.1 million less in net sales from the 20,400 fewer tons of essential ingredients sold in the three months ended March 31, 2026 as compared to the same period in 2025.

Marketing and Distribution Segment

Net sales of alcohol from our marketing and distribution segment, excluding intersegment sales, declined by $1.7 million, or 3%, to $47.3 million for the three months ended March 31, 2026 as compared to $49.0 million for the same period in 2025.

Our volume of third-party alcohol sold reported gross by the segment declined by 0.9 million gallons, or 4%, to 23.5 million gallons for the three months ended March 31, 2026 as compared to 24.4 million gallons for the same period in 2025. With the segment’s average sales price per gallon of $2.01 for the three months ended March 31, 2026, we generated $1.7 million less in net sales from the 0.9 million fewer gallons of third-party alcohol sold gross in the three months ended March 31, 2026 as compared to the same period in 2025.

Western Production Segment

Net sales of alcohol from our Western production segment increased by $0.5 million, or 3%, to $16.7 million for the three months ended March 31, 2026 as compared to $16.2 million for the same period in 2025. Our total volume of alcohol sold decreased by 0.1 million gallons, or 1%, to 8.2 million gallons for the three months ended March 31, 2026 as compared to 8.3 million gallons for the same period in 2025. With the segment’s average sales price per gallon of $2.03 for the three months ended March 31, 2026, we generated $0.2 million less in net sales from the 0.1 million fewer gallons of alcohol sold in the three months ended March 31, 2026 as compared to the same period in 2025.The increase of $0.08, or 4%, in the segment’s average sales price per gallon for the three months ended March 31, 2026 as compared to the same period in 2025 increased our net sales from the segment by $0.7 million.

Net sales of essential ingredients from our Western production segment declined by $0.5 million, or 6%, to $7.3 million for the three months ended March 31, 2026 as compared to $7.8 million for the same period in 2025. Our total volume of essential ingredients sold increased by 1,600 tons, or 2%, to 74,500 tons for the three months ended March 31, 2026 from 72,900 tons for the same period in 2025. With the segment’s average sales price per ton of $97.72 for the three months ended March 31, 2026, we generated $0.2 million in increased net sales from the 1,600 additional tons of essential ingredients sold in the three months ended March 31, 2026 as compared to the same period in 2025. However, the decrease of $9.39, or 9%, in our average sales price per ton for the three months ended March 31, 2026 as compared to the same period in 2025 reduced our net sales of essential ingredients from the segment by $0.7 million.

Corporate and other

Net sales of alcohol from corporate and other declined by $0.2 million, or 13%, to $1.4 million for the three months ended March 31, 2026 as compared to $1.6 million for the same period in 2025. These sales are from Eagle Alcohol’s business.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit improved to $9.2 million for the three months ended March 31, 2026 from a gross loss of $1.8 million for the same period in 2025, representing a gross margin of 4.1% and a negative gross margin of 0.8% for the three months ended March 31, 2026 and 2025, respectively. Higher gross margin for the first quarter of 2026 was primarily driven by improved crush margins, including from a product mix that emphasized higher-value renewable fuel export sales, and unrealized gains on our derivative instruments.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit, net of intercompany activity, improved by $11.2 million to a gross profit of $9.0 million for the three months ended March 31, 2026 as compared to a gross loss of $2.2 million for the same period in 2025. Of this improvement, $11.7 million is attributable to higher margins, partially offset by $0.5 attributable to lower sales volumes for the three months ended March 31, 2026 as compared to the same period in 2025.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit, net of intercompany activity, decreased by $0.7 million to a gross profit of $1.1 million for the three months ended March 31, 2026 as compared to a gross profit of $1.8 million for the same period in 2025. Of this decrease, $0.6 million is attributable to slightly lower margins from sales of third-party fuel-grade ethanol and $0.1 million is attributable to lower sales volumes for the three months ended March 31, 2026 as compared to the same period in 2025.

Western Production Segment

Our Western production segment’s gross profit, net of intercompany activity, remained flat at a gross loss of $1.3 million for the three months ended March 31, 2026 and 2025.

Corporate and other

Gross profit from corporate and other improved by $0.5 million to a gross profit of $0.4 million for the three months ended March 31, 2026 as compared to a gross loss of $0.1 million for the same period in 2025, all of which were from Eagle Alcohol’s business.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2026	2025	Dollars	Percent
Selling, general and administrative expenses	$6,699	$7,190	$(491)	(6.8)%
Percentage of net sales	3.0%	3.2%

Our SG&A expenses declined by $0.5 million for the three months ended March 31, 2026 as compared to the same period in 2025. The decline in SG&A expenses primarily reflects reduced compensation expenses and professional fees.

Net Income (Loss) Attributable to Common Stockholders

The following table presents our net income (loss) attributable to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2026	2025	Dollars	Percent
Net income (loss) attributable to common stockholders	$3,959	$(11,991)	$15,950	NM
Percentage of net sales	1.8%	(5.3)%

The significant improvement in net income (loss) attributable to common stockholders is primarily due to higher margins, income from transferable tax credits, lower SG&A expenses and lower interest expense as well as the other factors affecting gross profit discussed above.

Liquidity and Capital Resources

During the three months ended March 31, 2026, our operations generated positive cash flow, and we supplemented our liquidity with cash on hand and net proceeds from Kinergy’s operating line of credit. In addition to funding our operations, our capital resources were used to make principal payments on our term debt. As of March 31, 2026, we had $21.6 million in cash, cash equivalents and restricted cash, $29.3 million of unused borrowing availability under Kinergy’s operating line of credit and $65.0 million that may be available for capital improvement projects under our Orion term loan. We believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs for at least the next twelve months from the date of this report.

Quantitative Year-End Liquidity Status

We believe that the following amounts provide insight into our liquidity and capital resources. The following selected financial information should be read in conjunction with our condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report (dollars in thousands).

	March 31, 2026	December 31, 2025	Change
Cash, cash equivalents and restricted cash	$21,643	$25,673	(15.7)%
Current assets	$158,552	$155,917	1.7%
Property and equipment, net	$193,199	$198,501	(2.7)%
Current liabilities	$41,652	$59,071	(29.5)%
Long-term debt, noncurrent portion	$73,056	$63,027	15.9%
Working capital	$116,900	$96,846	20.7%
Working capital ratio	3.81	2.64	44.3%

Restricted Net Assets

At March 31, 2026, we had approximately $59.1 million in net assets at our subsidiaries that were not available to be transferred to Alto Ingredients, Inc. in the form of dividends, distributions, loans or advances due to restrictions contained in our subsidiaries’ credit facilities.

Changes in Working Capital and Cash Flows

Working capital improved to $116.9 million at March 31, 2026 from $96.8 million at December 31, 2025 as a result of a decrease of $17.4 million in current liabilities and an increase of $2.6 million in current assets.

Current assets increased primarily due to an increase in accounts receivable, transferable tax credits and derivative instruments, partially offset by a decrease in cash and cash equivalents and restricted cash and inventories.

Our current liabilities decreased primarily due to lower current portion of long-term debt and derivative instruments, partially offset by increases in accounts payable and accrued liabilities as a result of timing of payments.

Our cash, cash equivalents and restricted cash declined by $4.0 million due to $7.3 million in cash used in our financing activities and $0.9 million used in our investing activities, partially offset by $4.2 million in cash provided by our operating activities.

Cash provided by our Operating Activities

We generated $4.2 million of cash from our operations for the three months ended March 31, 2026 as compared to $18.2 million of cash used in our operations for the same period in 2025. Significant factors that contributed to the change in cash provided by our operating activities include:

●	an increase in net income of $15.9 million;

●	an increase of $10.6 million related to lower inventories due to reduced production volumes and the timing of sales; and

●	an increase of $3.9 million related to changes in accounts payable and accrued liabilities.

These amounts were partially offset by:

●	income from transferable tax credits of $3.9 million;

●	an increase of $2.4 million related to changes in accounts receivables; and

●	an increase of approximately $6.6 million related to our derivative instruments.

Cash used in our Investing Activities

We used $0.9 million in cash during the three months ended March 31, 2026 for capital expenditures.

Cash used in our Financing Activities

Cash used in our financing activities was $7.3 million for the three months ended March 31, 2026, which reflects $16.6 million in principal payments on our term debt and $0.3 million in preferred stock dividends paid, partially offset by $9.6 million in proceeds from Kinergy’s operating line of credit.

Kinergy’s Operating Line of Credit

Kinergy maintains an operating line of credit for an aggregate amount of up to $85.0 million. The credit facility matures on November 7, 2027. Interest accrues under the credit facility at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin ranging from 1.25% to 1.75%. The credit facility provides for an unused line fee, payable monthly in arrears, at an annual rate of 0.25% to 0.375% on the amount by which the maximum credit under the facility exceeds the average daily principal balance during the preceding month. Payments that may be made by Kinergy to Alto Ingredients, Inc. as reimbursement for management and other services provided by Alto Ingredients, Inc. to Kinergy are limited under the terms of the credit facility to $1.5 million per fiscal quarter. The credit facility also includes the accounts receivable of our indirect wholly-owned subsidiary, Alto Nutrients, LLC, or Alto Nutrients, as additional collateral. Payments that may be made by Alto Nutrients to Alto Ingredients, Inc. as reimbursement for management and other services provided by Alto Ingredients, Inc. to Alto Nutrients are limited under the terms of the credit facility to $0.5 million per fiscal quarter. Alto Nutrients markets our essential ingredients and also provides raw material procurement services to our subsidiaries. In addition, the amount of cash distributions that Kinergy or Alto Nutrients may make to us is also limited to up to 75% of excess cash flow.

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

We believe Kinergy and Alto Nutrients are in compliance with the fixed-charge coverage ratio financial covenant as of the filing of this report. The following table sets forth the fixed-charge coverage ratio financial covenant and the actual results for the periods presented:

	Three Months Ended March 31,		Years Ended December 31,
	2026	2025	2025	2024

Fixed-Charge Coverage Ratio Requirement	1.10	1.10	1.10	1.10
Actual	4.89	3.49	4.03	3.53
Excess	3.79	2.39	2.93	2.43

Alto Ingredients, Inc. has guaranteed all of Kinergy’s obligations under the credit facility. As of March 31, 2026, Kinergy had an outstanding balance of $39.2 million and $29.3 million of unused borrowing availability under the credit facility.

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

As of March 31, 2026 and December 31, 2025, the principal amount outstanding under the Term Loan was $38.4 million and $55.0 million, respectively.

Other Cash Obligations

As of March 31, 2026, we had future commitments for certain capital projects totaling $18.4 million. These commitments are scheduled to be satisfied in 2026.

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

We satisfy our physical corn needs, the principal raw material used to produce alcohol and essential ingredients, based on purchases from our corn vendors. Generally, we determine the purchase price of our corn at or near the time we begin to grind. Additionally, we also enter into volume contracts with our vendors to fix the purchase price. As such, we are also subject to market risk with respect to the price of corn. The price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global supply and demand. Under the fixed price arrangements, we are exposed to the risk of a decrease in the market price of corn between the time the price is fixed and the time the corn is utilized.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized net gains of $8.4 million and $1.8 million related to the changes in the fair values of these contracts for the three months ended March 31, 2026 and 2025, respectively.

We prepared a sensitivity analysis as of March 31, 2026 to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The analysis uses average Chicago Mercantile Exchange prices for the year and does not factor in future contracted volumes. The results of this analysis for the three months ended March 31, 2026, which may differ materially from actual results, are as follows (in millions):

Commodity	Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	62.9	Gallons	$(6.8)
Corn	14.1	Bushels	$(6.2)

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2026 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Historically, the spread between corn and fuel-grade ethanol prices has fluctuated significantly. Fluctuations are likely to continue to occur. A sustained negative or narrow spread, whether as a result of sustained high or increased corn prices or sustained low or decreased alcohol or essential ingredient prices, would adversely affect our results of operations and financial condition. Revenues from sales of alcohols, particularly fuel-grade ethanol, and essential ingredients have in the past and could in the future decline below the marginal cost of production, which have in the past and may again in the future force us to suspend production, particularly fuel-grade ethanol production, at some or all of our facilities. For example, we have on more than one occasion hot-idled our Magic Valley facility due to unfavorable market conditions and cold-idled the plant at the end of 2024, which remains idled, for the same reason.

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

We evaluate our long-lived assets annually for impairment or when circumstances indicate that the full carrying value of an asset may be unrecoverable. These evaluations rely on financial and other assumptions concerning the assets, any of which may not materialize in the future. For example, we recognized asset impairments of $0.8 million and $24.8 million for the years ended December 31, 2025 and 2024, respectively. We may recognize additional impairments of the values of our long-lived assets in the future based on then-prevailing financial and other circumstances. Impairments of our long-lived assets may materially and adversely affect our results of operations.

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

We have incurred significant losses and negative operating cash flow in the past. For example, for the year ended December 31, 2024, we incurred consolidated net losses of approximately $59.0 million and negative operating cash flow of $3.5 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

Section 45Z of the Internal Revenue Code, as added by the Inflation Reduction Act of 2022 provides a technology-neutral tax credit for the production of “clean transportation fuel” that is produced in the United States and sold to an unrelated person during calendar years 2025 through 2029, with the amount of the credit determined in part by the fuel’s carbon intensity relative to a statutory baseline. We currently expect our Columbia plant and our Pekin Campus dry mill to be eligible to apply for and claim Section 45Z tax credits with respect to qualifying fuel they produce and sell. Our ability to qualify for and receive these tax credits will depend on, among other things, our ability to produce qualifying low carbon fuel in anticipated volumes, to achieve and document the carbon intensity levels required under Section 45Z and applicable Treasury and IRS guidance, and to comply with related registration, measurement, reporting and substantiation requirements. If we are unable to produce low carbon fuel in anticipated amounts (including as a result of plant outages or other operational issues), if our fuels do not achieve the required or expected carbon intensities under the applicable carbon intensity methodology, or if we fail to satisfy applicable tax, regulatory, or documentation requirements, we may be unable to qualify for and receive Section 45Z tax credits in the amounts we currently anticipate, or at all, which could materially and adversely affect our results of operations and financial condition. In addition, Section 45Z is scheduled to be available only for qualifying fuel produced after December 31, 2024 and sold before January 1, 2030, and there can be no assurance that Congress will extend or replace this credit.

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

We may be liable for the investigation and cleanup of environmental contamination at each of our production facilities and at off-site locations where we arrange for the disposal of hazardous substances or wastes. If these substances or wastes have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. For example, our Pekin Campus used coal as its primary source of fuel for steam production until 2016. We managed associated waste in part through a coal ash pond, an engineered impoundment site used to store waste byproducts. We operated the pond under an Illinois state operating permit that included a special condition that any ash impoundments either be capped and closed in accordance with an Illinois EPA-approved closure plan or removed. Although we continue to operate pumps and maintain protocols under operating permit conditions, our permit has expired, has not been renewed and we are in discussions with the Illinois EPA regarding a closure plan or other remediation. The Illinois EPA previously denied our closure plan for a beneficial re-use that would have utilized the ash as a structural fill. Although we continue to pursue a closure plan that would involve beneficial re-use, including potential uses such as grain storage, cogeneration, CO2 utilization, a hydrogen facility or other beneficial use, including third-party redevelopment, we can provide no assurance that the Illinois EPA will allow any beneficial re-use and nor can we provide any assurance that the Illinois EPA will not mandate site cleanup, the costs of which, while not estimable at this time, could be substantial and could have a material adverse effect on our business, financial condition and results of operations.

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

The EPA has implemented the Renewable Fuel Standard under the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The EPA, in coordination with the Secretary of Energy and the Secretary of Agriculture, determines annual quotas for the quantity of renewable fuels (such as fuel-grade ethanol) that must be blended into motor fuels consumed in the United States. The EPA finalized mandatory volumes of 15 billion gallons for each of 2026 and 2027 of conventional renewable fuels, or corn-based fuel-grade ethanol. These requirements remain subject to future EPA rulemakings, and conventional renewable fuel volumes for years after 2027 could increase or decline from current levels.

The EPA may grant small refinery exemptions, in whole or in part, that reduce or eliminate annual RFS volume obligations for small refineries, which are defined as refineries with an average aggregate daily crude oil throughput not exceeding 75,000 barrels. If granted, these exemptions can remove the affected refinery’s gasoline and diesel from applicable RFS percentage standards for the relevant compliance year. In the past, the EPA has granted small refinery exemptions that have materially and adversely affected overall demand for and the price of fuel-grade ethanol. The U.S. Court of Appeals for the Fifth Circuit, in November 2023, struck down the EPA’s decision to deny numerous small refinery exemption petitions, holding that the EPA’s denials were impermissibly retroactive, contrary to law and counter to evidence in the litigation record. Since then, EPA has issued multiple rounds of decisions on small refinery exemption petitions, including actions in August 2025 and November 2025 granting full or partial exemptions for a number of refineries for the 2021-2024 compliance years. In April 2026, the U.S. Court of Appeals for the D.C. Circuit likewise vacated EPA’s denial of certain small refinery exemption petitions for the 2024 compliance year and remanded those petitions to EPA for further consideration. In light of these court decisions and EPA’s recent actions granting full or partial exemptions to a substantial number of petitions, small refinery exemptions may continue to be granted at elevated levels, which could materially and adversely affect overall demand for, and the price of, fuel-grade ethanol.

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

In June 2024, the United States Supreme Court, in Loper Bright Enterprises v. Raimondo, overruled its prior Chevron deference framework, which had required courts to defer to reasonable administrative interpretations of ambiguous federal statutes. This outcome could increase litigation risk and uncertainty around rulemaking and agency interpretations that are favorable to the renewable fuels industry, such as the EPA’s administration of the RFS. It could also materially and adversely affect the Treasury Department’s ability to promulgate and sustain favorable regulations under the Inflation Reduction Act of 2022, including regulations implementing tax credits such as the Section 45Z clean fuel production tax credit, as well as other industry-favorable tax credits. Less industry-favorable rulemaking and agency interpretations of laws and regulations could materially and adversely affect our results of operations, cash flows, and financial condition, as well as the financial prospects of certain capital improvement projects.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, or any of the other risks or uncertainties discussed in this report, many of which are beyond our control:

●	fluctuations in our quarterly or annual operating results;

●	fluctuations in the market prices of our products;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	the timing, cost and effects of, and our ability to fund, our capital improvement projects;

●	regulatory developments or increased enforcement relating to our initiatives and projects or to our business;

●	our ability to qualify for and receive Section 45Z tax credits under the Internal Revenue Code, as added by the Inflation Reduction Act of 2022, for low carbon fuel, including in the anticipated amounts and at the expected times;

●	anticipated trends in our financial condition and results of operations;

●	our ability to obtain any necessary financing;

●	the volume and timing of the receipt of orders for our products from major customers, including annual contracted sales volumes for our specialty alcohols;

●	competitive pricing pressures;

●	changes in market valuations of companies similar to us;

●	stock market price and volume fluctuations generally;

●	additions or departures of key personnel;

●	environmental, product or other liabilities we may incur;

●	our financing activities and future sales of our common stock or other securities; and

●	our ability to maintain contracts that are critical to our operations.

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

For the three months ended March 31, 2026 and 2025, we accrued and paid in cash an aggregate of $0.3 million in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

ALTO INGREDIENTS, INC.

Dated: May 8, 2026	By:	/S/ ROBERT R. OLANDER
Robert R. Olander
Chief Financial Officer
(Principal Financial and Accounting Officer)