Form 10-Q
period 2026-06-30
Alto Ingredients, Inc.
filed 2026-08-07
CIK 778164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, there were 77,567,564 shares of Alto Ingredients, Inc. common stock, $0.001 par value per share, and 896 shares of Alto Ingredients, Inc. non-voting common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTO INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2026	2025
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$23,962	$23,415
Restricted cash	—	2,258
Accounts receivable (net of allowance for credit losses of $38 and $76, respectively)	67,889	55,069
Inventories	51,609	61,676
Transferable tax credits, net	8,265	7,500
Derivative instruments	4,173	525
Other current assets	4,926	5,474
Total current assets	160,824	155,917
Property and equipment, net	197,479	198,501
Other Assets:
Right of use operating lease assets, net	21,492	16,931
Intangible assets, net	7,264	7,574
Other assets	10,011	9,863
Total other assets	38,767	34,368
Total Assets	$397,070	$388,786

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2025.

See accompanying notes to condensed consolidated financial statements.

ALTO INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	June 30,	December 31,
	2026	2025
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,219	$14,509
Accrued liabilities	16,424	16,691
Current portion – long-term debt	—	16,600
Current portion – operating leases	4,916	4,958
Derivative instruments	277	1,067
Other current liabilities	4,561	5,246
Total current liabilities	50,397	59,071

Long-term debt, net	60,469	63,027
Operating leases, net of current portion	17,553	13,012
Other liabilities	8,774	8,435
Total Liabilities	137,193	143,545
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of June 30, 2026 and December 31, 2025; liquidation preference of $18,075 as of June 30, 2026	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 77,576 and 77,307 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	78	77
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,051,085	1,051,795
Accumulated other comprehensive income	5,461	5,461
Accumulated deficit	(796,748)	(812,093)
Total Stockholders’ Equity	259,877	245,241
Total Liabilities and Stockholders’ Equity	$397,070	$388,786

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2025.

See accompanying notes to condensed consolidated financial statements.

ALTO INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net sales	$245,698	$218,436	$470,378	$444,976
Cost of goods sold	229,062	220,373	444,523	448,720
Gross profit (loss)	16,636	(1,937)	25,855	(3,744)
Selling, general and administrative expenses	8,017	6,171	14,716	13,361
Income (loss) from operations	8,619	(8,108)	11,139	(17,105)
Interest expense, net	(1,960)	(2,811)	(4,158)	(5,540)
Transferable tax credits, net	5,112	—	9,012	—
Other expense, net	(70)	(78)	(21)	(31)
Income (loss) before provision for income taxes	11,701	(10,997)	15,972	(22,676)
Provision for income taxes	—	—	—	—
Net income (loss)	$11,701	$(10,997)	$15,972	$(22,676)
Preferred stock dividends	$(315)	$(315)	$(627)	$(627)
Net income (loss) attributable to common stockholders	$11,386	$(11,312)	$15,345	$(23,303)
Net income (loss) per share, basic	$0.15	$(0.15)	$0.20	$(0.31)
Net income (loss) per share, diluted	$0.15	$(0.15)	$0.20	$(0.31)
Weighted-average shares outstanding, basic	75,588	74,611	75,191	74,232
Weighted-average shares outstanding, diluted	77,071	74,611	76,609	74,232

See accompanying notes to condensed consolidated financial statements.

ALTO INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net income (loss)	$15,972	$(22,676)
Adjustments to reconcile net income (loss) to Net cash provided by (used in) operating activities:
Depreciation and amortization	12,819	12,631
Transferable tax credits, net, generated	(9,012)	—
Inventory valuation	—	1,649
Gains on derivative instruments	(10,666)	(4,371)
Stock-based compensation	1,518	1,474
Amortization of deferred financing fees	501	502
Amortization of debt discount	397	397
Credit loss recovery	(38)	(1)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(12,782)	480
Inventories	10,067	(5,448)
Other assets	9,326	2,242
Operating leases	(3,275)	(3,180)
Accounts payable and accrued liabilities	17,861	(2,778)
Net cash provided by (used in) operating activities	32,688	(19,079)
Investing Activities:
Additions to property and equipment	(11,487)	(1,016)
Purchase of Kodiak Carbonic, net of cash acquired	—	(7,278)
Deferred purchase price payments for Eagle Alcohol	—	(2,240)
Net cash used in investing activities	(11,487)	(10,534)
Financing Activities:
Net proceeds from Kinergy’s line of credit	5,042	24,520
Taxes paid for employee stock vesting in lieu of shares	(2,227)	—
Principal payments on term debt	(25,100)	—
Preferred stock dividends paid	(627)	(627)
Net cash (used in) provided by financing activities	(22,912)	23,893
Net change in cash, cash equivalents and restricted cash	(1,711)	(5,720)
Cash, cash equivalents and restricted cash at beginning of period	25,673	36,211
Cash, cash equivalents and restricted cash at end of period	$23,962	$30,491

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$23,962	$29,768
Restricted cash	—	723
Total cash, cash equivalents and restricted cash	$23,962	$30,491
Supplemental Information:
Interest paid	$3,316	$4,596
Noncash lease additions	$4,998	$—
Shares vested for Eagle Alcohol	$—	$5,000

See accompanying notes to condensed consolidated financial statements.

ALTO INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances, January 1, 2026	927	$1	77,307	$77	$1,051,795	$(812,093)	$5,461	$245,241
Stock-based compensation	—	—	—	—	705	—	—	705
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	639	1	(28)	—	—	(27)
Preferred stock dividends	—	—	—	—	—	(312)	—	(312)
Net income	—	—	—	—	—	4,271	—	4,271
Balances, March 31, 2026	927	$1	77,946	$78	$1,052,472	$(808,134)	$5,461	$249,878
Stock-based compensation	—	—	—	—	813	—	—	813
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(370)	—	(2,200)	—	—	(2,200)
Preferred stock dividends	—	—	—	—	—	(315)	—	(315)
Net income	—	—	—	—	—	11,701	—	11,701
Balances, June 30, 2026	927	$1	77,576	$78	$1,051,085	$(796,748)	$5,461	$259,877
Balances, January 1, 2025	927	$1	76,565	$77	$1,044,176	$(824,166)	$4,975	$225,063
Stock-based compensation	—	—	—	—	848	—	—	848
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(68)	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	—	(11,679)	—	(11,679)
Balances, March 31, 2025	927	$1	76,497	$77	$1,045,024	$(836,157)	$4,975	$213,920
Stock-based compensation	—	—	—	—	626	—	—	626
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	704	—	(389)	—	—	(389)
Shares vested for Eagle Alcohol	—	—	—	—	5,000	—	—	5,000
Preferred stock dividends	—	—	—	—	—	(315)	—	(315)
Net loss	—	—	—	—	—	(10,997)	—	(10,997)
Balances, June 30, 2025	927	$1	77,201	$77	$1,050,261	$(847,469)	$4,975	$207,845

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

Of the accounts receivable balance, approximately $59,716,000 and $41,379,000 at June 30, 2026 and December 31, 2025, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for credit losses was $38,000 and $76,000 as of June 30, 2026 and December 31, 2025, respectively. The Company recorded a credit loss recovery of $23,000 and $16,000 for the three months ended June 30, 2026 and 2025, respectively. The Company recorded a credit loss recovery of $38,000 and $1,000 for the six months ended June 30, 2026 and 2025, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

Financial Instruments – The carrying values of cash and cash equivalents, restricted cash, accounts receivable, derivative assets, accounts payable, accrued liabilities and derivative liabilities are reasonable estimates of their fair values because of the short maturity of these items. The Company believes the carrying values of its long-term debt instruments are not considered materially different than their fair values.

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

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Sales
Pekin Campus production:
Alcohol sales	$114,370	$94,155	$222,321	$201,390
Essential ingredient sales	45,071	39,565	89,064	84,183
Intersegment sales	229	183	492	481
Total Pekin Campus sales	159,670	133,903	311,877	286,054
Marketing and distribution:
Alcohol sales, gross	$54,612	$58,106	$101,889	$107,101
Alcohol sales, net	60	80	109	142
Intersegment sales	2,512	2,334	4,962	4,840
Total marketing and distribution sales	57,184	60,520	106,960	112,083

Western production:
Alcohol sales	$20,798	$16,604	$37,479	$32,798
Essential ingredient sales	8,843	8,250	16,123	16,058
Intersegment sales	449	505	848	769
Total Western production sales	30,090	25,359	54,450	49,625

Corporate and other	1,944	1,676	3,393	3,304
Intersegment eliminations	(3,190)	(3,022)	(6,302)	(6,090)
Net sales as reported	$245,698	$218,436	$470,378	$444,976
Cost of goods sold:
Pekin Campus production	$148,148	$139,748	$292,918	$294,974
Marketing and distribution	53,404	56,518	99,442	104,167
Western production	27,955	23,501	52,707	49,024
Corporate and other	1,010	1,705	2,046	3,386
Intersegment eliminations	(1,455)	(1,099)	(2,590)	(2,831)
Cost of goods sold as reported	$229,062	$220,373	$444,523	$448,720
Gross profit (loss):
Pekin Campus production	$11,522	$(5,845)	$18,959	$(8,920)
Marketing and distribution	3,780	4,002	7,518	7,916
Western production	2,135	1,858	1,743	601
Corporate and other	934	(29)	1,347	(82)
Intersegment eliminations	(1,735)	(1,923)	(3,712)	(3,259)
Gross profit (loss) as reported	$16,636	$(1,937)	$25,855	$(3,744)
Income (loss) before provision for income taxes:
Pekin Campus production	$9,667	$(9,923)	$15,276	$(17,291)
Marketing and distribution	1,282	1,795	2,707	3,359
Western production	2,106	(1,453)	1,100	(5,356)
Corporate and other	(1,354)	(1,416)	(3,111)	(3,388)
	$11,701	$(10,997)	$15,972	$(22,676)
Depreciation and amortization expense:
Pekin Campus production	$5,589	$5,348	$11,091	$10,804
Western production	735	845	1,472	1,483
Corporate and other	128	172	256	344
	$6,452	$6,365	$12,819	$12,631
Interest expense, net of capitalized interest:
Pekin Campus production	$642	$615	$1,280	$1,226
Marketing and distribution	76	81	162	163
Western production	478	1,430	1,228	2,789
Corporate and other	764	685	1,488	1,362
	$1,960	$2,811	$4,158	$5,540

The following table sets forth the Company’s total assets by operating segment (in thousands):

	June 30, 2026	December 31, 2025
Total assets:
Pekin Campus production	$215,965	$208,947
Marketing and distribution	109,125	103,911
Western production	45,593	43,131
Corporate and other	26,387	32,797
	$397,070	$388,786

3.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, essential ingredients and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a valuation allowance of $0 and $1,007,000 as of June 30, 2026 and December 31, 2025, respectively. Inventory balances consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Finished goods	$31,838	$40,735
Raw materials	8,788	10,041
Work in progress	4,631	4,620
Other	6,352	6,280
Total	$51,609	$61,676

4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on alcohol sales and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price. In addition, the Company hedges anticipated sales of alcohol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and six months ended June 30, 2026 and 2025, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and alcohols by entering into exchange-traded futures contracts or options for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net gains of $2,250,000 and $2,598,000 as the change in the fair value of these contracts for the three months ended June 30, 2026 and 2025, respectively. The Company recognized net gains of $10,666,000 and $4,371,000 as the change in the fair value of these contracts for the six months ended June 30, 2026 and 2025, respectively.

Non-Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

As of June 30, 2026
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$—
Commodity contracts	Derivative instruments	$4,173	Derivative instruments	$277

	As of December 31, 2025
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$2,258
Commodity contracts	Derivative instruments	$525	Derivative instruments	$1,067

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

The classification and amounts of the Company’s realized and unrealized gains and losses for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains
		For the Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2026	2025

Commodity contracts	Cost of goods sold	$5,884	$4,715
		$5,884	$4,715

		Realized Gains
		For the Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2026	2025

Commodity contracts	Cost of goods sold	$6,227	$4,854
		$6,227	$4,854

		Unrealized Losses
		For the Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2026	2025

Commodity contracts	Cost of goods sold	$(3,634)	$(2,117)
		$(3,634)	$(2,117)

		Unrealized Gains (Losses)
		For the Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2026	2025

Commodity contracts	Cost of goods sold	$4,439	$(483)
		$4,439	$(483)

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Kinergy line of credit	$34,628	$29,586
Orion term loan	29,900	55,000
	64,528	84,586
Less unamortized debt discount	(1,891)	(2,288)
Less unamortized debt financing costs	(2,168)	(2,671)
Less current portion	—	(16,600)
Long-term debt	$60,469	$63,027

Excess Availability – As of June 30, 2026, Kinergy had $41.3 million in unused borrowing availability under its line of credit and the Company had $65.0 million that may be available for capital improvement projects under its Orion term loan, subject to certain conditions.

6.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At June 30, 2026, the Company had entered into sales contracts with its major customers to sell certain quantities of alcohol and essential ingredients. The Company had open indexed-price alcohol sales contracts for 90,485,000 gallons as of June 30, 2026 and open fixed-price alcohol sales contracts totaling $193,341,000 as of June 30, 2026. The Company had open fixed-price sales contracts for essential ingredients totaling $10,004,000 and open indexed-price sales contracts of essential ingredients for 12,000 tons as of June 30, 2026. These sales contracts are scheduled to be completed throughout 2026.

Purchase Commitments – At June 30, 2026, the Company had indexed-price purchase contracts to purchase 22,534,000 gallons of alcohol and fixed-price purchase contracts to purchase $593,000 of alcohol from its suppliers. The Company had fixed-price purchase contracts to purchase $33,181,000 of corn from its suppliers as of June 30, 2026. The Company had indexed-price contracts to purchase 3,323,000 MMBTU of natural gas as of June 30, 2026. The Company also had future commitments for certain capital projects totaling $12,013,000. These purchase commitments are scheduled to be satisfied throughout 2026.

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

Components of the Retirement Plan’s net periodic cost are as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Interest cost	$236	$234
Service cost	50	57
Expected return on Plan Assets	(331)	(313)
Net periodic benefit	$(45)	$(22)

	Six Months Ended June 30,
	2026	2025
Interest cost	$472	$468
Service cost	100	114
Expected return on Plan Assets	(662)	(625)
Net periodic benefit	$(90)	$(43)

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

Components of the Postretirement Plan’s net periodic cost are as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Interest cost	$47	$48
Service cost	4	4
Amortization of net gains	(7)	(27)
Net periodic expense	$44	$25

	Six Months Ended June 30,
	2026	2025
Interest cost	$93	$97
Service cost	8	7
Amortization of net gains	(13)	(54)
Net periodic expense	$88	$50

8.	FAIR VALUE MEASUREMENTS.

The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels, as follows:

●	Level 1 – Observable inputs – unadjusted quoted prices in active markets for identical assets and liabilities;

●	Level 2 – Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data; and

●	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable. For fair value measurements using significant unobservable inputs, a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period.

Pooled separate accounts – Pooled separate accounts invest primarily in domestic and international stocks, commercial paper or single mutual funds at December 31, 2025. The net asset value is used as a practical expedient to determine fair value for these accounts. Each pooled separate account provides for redemptions by the Retirement Plan at reported net asset values per share, with little to no advance notice requirement, therefore these funds are classified within Level 2 of the valuation hierarchy.

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

The following table summarizes recurring and nonrecurring fair value measurements by level at June 30, 2026 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets:
Transferable tax credits, net	$8,265	$—	$—	$8,265
Derivative financial instruments	4,173	4,173	—	—
	$12,438	$4,173	$—	$8,265

Liabilities:
Derivative financial instruments	$277	$277	$—	$—

The following table summarizes recurring fair value measurements by level at December 31, 2025 (in thousands):

					Benefit Plan
					Percentage
	Fair Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$525	$525	$—	$—
Transferable tax credits	7,500	—	—	7,500
Defined benefit plan assets(1)
(pooled separate accounts):
Large U.S. Equity(2)	8,060	—	8,060	—	36%
Small/Mid U.S. Equity(3)	3,574	—	3,574	—	16%
International Equity(4)	3,479	—	3,479	—	16%
Fixed Income(5)	6,988	—	6,988	—	32%
	$30,126	$525	$22,101	$7,500
Liabilities:
Derivative financial instruments	$1,067	$1,067	$—	$—

(1)	Included in other assets in the condensed consolidated balance sheets.

(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

The following table summarizes the roll-forward of Level 3 fair value measurements as of June 30, 2026 (in thousands):

Fair Value as of December 31, 2025	$7,500
Generated transferable tax credits	3,900
Other	130
Fair Value as of March 31, 2026	$11,530
Generated transferable tax credits	5,112
Proceeds from sale of 2025 tax credits	(8,852)
Other	475
Fair Value as of June 30, 2026	$8,265

9.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30, 2026
	Income Numerator	Shares Denominator	Per-Share Amount
Consolidated net income	$11,701
Less: Preferred stock dividends	(315)
Basic income per share:
Income attributable to common stockholders	$11,386	75,588	$0.15
Add: Dilutive securities	—	1,483
Diluted income per share:
Income attributable to common stockholders	$11,386	77,071	$0.15

	Six Months Ended June 30, 2026
	Income Numerator	Shares Denominator	Per-Share Amount
Consolidated net income	$15,972
Less: Preferred stock dividends	(627)
Basic income per share:
Income attributable to common stockholders	$15,345	75,191	$0.20
Add: Dilutive securities	—	1,418
Diluted income per share:
Income attributable to common stockholders	$15,345	76,609	$0.20

	Three Months Ended June 30, 2025
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(10,997)
Less: Preferred stock dividends	(315)
Basic and diluted loss per share:
Loss attributable to common stockholders	$(11,312)	74,611	$(0.15)

	Six Months Ended June 30, 2025
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(22,676)
Less: Preferred stock dividends	(627)
Basic and diluted loss per share:
Loss attributable to common stockholders	$(23,303)	74,232	$(0.31)

There were an additional aggregate potentially dilutive weighted-average shares of 981,000 from convertible securities outstanding for the three and six months ended June 30, 2026 and June 30, 2025. These securities were not considered in calculating diluted net income (loss) per share for the three and six months ended June 30, 2026 and 2025, as their effect would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this report. This report and our condensed consolidated financial statements and notes to condensed consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies, and statements of the assumptions underlying or relating to any of the foregoing. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including:

●	fluctuations in the market prices of alcohols and essential ingredients;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	our ability to fund, and the costs, timing and effects of, our plant improvement initiatives and other capital projects;

●	regulatory developments relating to our initiatives and projects or to our business;

●	our ability to qualify for and receive Section 45Z clean fuel production tax credits under the Internal Revenue Code, as added by the Inflation Reduction Act of 2022 and amended by the One Big Beautiful Bill Act, including in anticipated amounts and at the expected times;

●	the projected growth or contraction in the alcohol and essential ingredients markets in which we operate;

●	our strategies for expanding, maintaining or contracting our presence in these markets;

●	anticipated trends in our financial condition and results of operations; and

●	our ability to distinguish ourselves from our current and future competitors.

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

We also own and operate a liquid carbon dioxide, or CO2, production facility adjacent to our plant in Oregon for the offtake of CO2 gas from the plant for conversion to liquid CO2 and subsequent sale. In addition, we break bulk and distribute specialty alcohols produced by us and third parties.

We report our financial and operating performance in three distinct segments:

●	Pekin production, which includes the production and sale of alcohols and other products we refer to as “essential ingredients” described below, produced at our three production facilities located in Pekin, Illinois, which we refer to as our Pekin Campus;

●	Marketing and distribution, which includes marketing and merchant trading for company-produced alcohols and essential ingredients on an aggregated basis, and sales of fuel-grade ethanol sourced from third parties; and

●	Western production, which includes the production and sale of renewable fuels and essential ingredients produced at our production facilities located in Burley, Idaho and Boardman, Oregon, including our liquid CO2 plant, on an aggregated basis, none of which is individually so significant as to be considered a separately reportable segment.

Our mission is to produce the highest quality, sustainable ingredients that make everyday products better. We intend to accomplish this goal in part by investing in our specialized and higher-value specialty alcohol production and distribution infrastructure, expanding production in high-demand essential ingredients, expanding and extending the sale of our products into new regional and international markets, building efficiencies and economies of scale and by capturing a greater portion of the value stream.

Production Segments

We produce specialty alcohols, renewable fuels and essential ingredients, focusing on five key markets: Health, Home & Beauty; Food & Beverage; Industry & Agriculture; Essential Ingredients; and Renewable Fuels. Products for Health, Home & Beauty markets include specialty alcohols used in mouthwash, cosmetics, pharmaceuticals, hand sanitizers, disinfectants and cleaners. Products for Food & Beverage markets include grain neutral spirits used in alcoholic beverages and vinegar, as well as corn germ used for corn oils. Products for Industry & Agriculture markets include alcohols and other products for paint applications, inks, vehicle fluids and fertilizers. Products for Essential Ingredients markets include dried yeast, corn protein meal, corn protein feed, corn germ, distillers grains, gas and liquid CO2 and liquid feed used in commercial animal feed and pet foods. We also sell yeast, and gas and liquid CO2 for human consumption. Our products for the Renewable Fuels markets include fuel-grade ethanol and distillers corn oil used as a feedstock for renewable diesel and biodiesel fuels. Our specialty alcohols for the Industry & Agriculture, Food & Beverage and Health, Home & Beauty markets represented approximately 11%, 6% and 2%, respectively, of our sales in 2025 to customers in these three markets.

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

Financial Review, Current Initiatives and Outlook

The second quarter represents our fourth consecutive quarter of positive gross profit, income from operations, net income and Adjusted EBITDA. We have been consistently profitable during this period even without the contributions from Section 45Z clean fuel production tax credits. Our results demonstrate the strength of our diversified operating model, which gives us the flexibility to shift production toward the most attractive end-markets and capture premium-value opportunities. We remain focused on disciplined execution of our strategic plan and unlocking additional value across our asset portfolio.

Our trailing 12-month results are also a testament to our efforts to drive profitability, maximize the value of our asset base, and make smart decisions around capital allocations, including purchasing our Alto Carbonic business and investing in projects to optimize our dry mill and reduce the carbon intensity of our production.

For the second quarter, our results also reflect strong domestic demand and improved essential ingredient values compared to the same period last year.

The second quarter’s market crush margins improved significantly to $0.33 per gallon from $0.11 per gallon in the same period last year. This increase was driven by robust export demand, strong domestic blending activity, and tighter ethanol inventories following industry-wide spring maintenance outages. As a result, ethanol prices improved during the quarter, supported by strong Renewable Volume Obligation, or RVO, blending requirements. Meanwhile, favorable crop conditions and larger projected grain supplies contributed to lower corn costs, boosting margins. Second quarter crush margins were not only significantly higher than those in the same period last year but were also strong by historical standards. Third quarter margins thus far, which in the past have marked the annual peak, continue to be healthy and profitable.

While European demand remained robust, ongoing geopolitical disruptions in the Middle East negatively impacted renewable fuel export economics from the United States during the second quarter. Higher freight costs and reduced certainty of vessel availability to transport renewable fuel from the Gulf Coast compressed the U.S.-to-Europe trade arbitrage, increasing the competitiveness of Brazilian exports to Europe. As a result, we reduced our renewable fuel export volumes compared to the second quarter of last year but still generated higher overall revenue from export volumes for the quarter due to higher premiums to domestic renewable fuel compared to the second quarter of last year.

Given the strength of domestic ethanol markets, we successfully optimized our product mix toward fuel-grade ethanol sales in U.S. markets. This outcome underscores the benefits of our diversified commercial platform, which enabled us to adapt and capture the value of a strong domestic crush-margin environment.

During the second quarter, we also continued to improve utilization, reliability and throughput, with the goal of increasing total volume for 2026 over 2025. At our Pekin campus, we completed the planned outage of our dry mill along with a debottlenecking project to increase annual production capacity by approximately 8%, or 5 million gallons. This outcome illustrates our dedication to projects with highly attractive returns on investment. By increasing production capacity at our dry mill, our most efficient facility, we are positioned to capture additional gross margin and to qualify for additional Section 45Z clean fuel production tax credits. After a successful restart of our dry mill, we are now ramping up to our new production capacity and expect to realize the full benefit of this additional capacity in the fourth quarter. We also performed our routine spring outage at our ICP facility during the second quarter. We remain on track to finish the repairs on our Pekin campus’ existing dock and complete the installation of a second alcohol loadout by year end, improving our logistics and loading capacity.

At our Columbia facility, we began work to add a third CO2 storage tank and expect the tank to be operational in the fourth quarter. This expanded storage capacity will allow us to further capitalize on the growing demand for premium CO2 in the Pacific Northwest. We continue advancing multiple pathways to further monetize CO2 production, including opportunities for utilization and sequestration. Our strategy emphasizes low-capital, high-return projects while preserving flexibility as regulatory and commercial markets continue to evolve. We intend to move quickly by pursuing partnerships with stakeholders that already have compression capabilities, allowing us to accelerate commercialization.

Capital expenditures for the second quarter were $10.6 million for a total of $11.5 million year to date. We are on track to meet our annual capital expenditure budget of $25 million.

We are focused on increasing our Section 45Z clean fuel production tax credits by producing higher volumes of qualifying fuel. We also continue to explore opportunities to lower our carbon scores without significant capital investment by working with our farmer partners to encourage them to lower the carbon intensity of their corn. We remain on track to qualify 90 million gallons, or more, of combined production this year, supporting an expected minimum of $15 million in income from Section 45Z clean fuel production tax credits, net of monetization costs.

We remain encouraged by the growing momentum to adopt year-round E15 blending. As an example, the Renewable Fuels Association recently reported that about 72% of U.S. voters support year-round E15 blending, the highest level recorded since polling began in 2016. We believe that the ongoing geopolitical disruptions in the Middle East create conditions that drive domestic support for implementing year-round E15 blending. Nationally, support continues to build around the promise of E15 to reduce fuel costs, strengthen energy security and increase demand for domestically produced renewable fuels. Meanwhile, several Midwestern states have moved forward with permanent year-round E15 blending, providing an important blueprint for broader adoption nationwide.

California is also making progress toward E15 blending following the passage of Assembly Bill 30. While final implementation steps remain, we believe the state’s transition toward E15 blending represents a meaningful long-term demand opportunity given California’s position as one of the largest gasoline markets in the country. Taken together, expanding adoption of E15 at both the federal and state levels has the potential to drive significant incremental demand for ethanol, improve industry capacity utilization, and support a more favorable margin environment over time.

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

We define Adjusted EBITDA as unaudited consolidated net income or loss before interest expense, interest income, unrealized derivative gains and losses, excess insurance proceeds, acquisition-related income or expense, provision or benefit for income taxes, asset impairments, and depreciation and amortization expense.

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

Reconciliation of Adjusted EBITDA to Consolidated Net Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands) (unaudited)	2026	2025	2026	2025
Net income (loss)	$11,701	$(10,997)	$15,972	$(22,676)
Adjustments:
Interest expense	1,960	2,811	4,158	5,540
Interest income	(87)	(67)	(165)	(150)
Unrealized derivative losses (gains)	3,634	2,117	(4,439)	483
Acquisition-related income	—	(460)	—	(460)
Depreciation and amortization expense	6,452	6,365	12,819	12,631
Total adjustments	11,959	10,766	12,373	18,044
Adjusted EBITDA	$23,660	$(231)	$28,345	$(4,632)

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses for each period. We believe that our critical accounting estimates, defined as those estimates that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain, are: impairment of long-lived assets and valuation allowance for deferred taxes. These critical accounting estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Certain performance metrics that we believe are important indicators of our results of operations:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2026	2025	Variance	2026	2025	Variance
Alcohol Sales (gallons in millions)
Pekin Campus renewable fuel gallons sold	31.6	28.8	9.7%	62.8	61.4	2.3%
Western production renewable fuel gallons sold	9.4	8.3	13.3%	17.6	16.6	6.0%
Third-party renewable fuel gallons sold	24.0	29.7	(19.2)%	47.5	54.1	(12.2)%
Total renewable fuel gallons sold	65.0	66.8	(2.7)%	127.9	132.1	(3.2)%
Specialty alcohol gallons sold	23.5	19.9	18.1%	46.5	44.2	5.2%
Total gallons sold	88.5	86.7	2.1%	174.4	176.3	(1.1)%

Sales Price per Gallon
Pekin Campus	$2.09	$1.95	7.2%	$2.05	$1.92	6.8%
Western production	$2.20	$2.00	10.0%	$2.13	$1.98	7.6%
Marketing and distribution	$2.27	$1.96	15.8%	$2.14	$1.98	8.1%
Average sales price per gallon	$2.15	$1.95	10.3%	$2.08	$1.94	7.2%

Alcohol Production (gallons in millions)
Pekin Campus	51.8	50.9	1.8%	103.0	105.2	(2.1)%
Western production	9.0	8.3	8.4%	16.9	16.6	1.8%
Total production gallons	60.8	59.2	2.7%	119.9	121.8	(1.6)%

Corn Cost per Bushel
Pekin Campus	$4.58	$4.86	(5.8)%	$4.51	$4.75	(5.1)%
Western production	$5.59	$5.71	(2.1)%	$5.57	$5.83	(4.5)%
Average cost per bushel	$4.73	$4.98	(5.0)%	$4.65	$4.89	(4.9)%

Average Market Metrics
PLATTS Ethanol price per gallon	$1.92	$1.72	11.6%	$1.82	$1.72	5.8%
CME Corn cost per bushel	$4.44	$4.51	(1.6)%	$4.41	$4.62	(4.5)%
Board corn crush per gallon (1)	$0.33	$0.11	200.0%	$0.25	$0.07	257.1%

Essential Ingredients Sold (in thousands of tons)
Pekin Campus
Distillers grains	68.2	70.2	(2.8)%	148.6	160.9	(7.6)%
CO2	45.2	45.1	0.2%	88.5	90.4	(2.1)%
Corn wet feed	26.3	28.7	(8.4)%	56.2	63.2	(11.1)%
Corn dry feed	24.7	21.4	15.4%	45.7	45.2	1.1%
Corn oil and germ	19.1	18.9	1.1%	37.2	38.5	(3.4)%
Syrup and other	11.9	11.7	1.7%	21.1	19.9	6.0%
Corn meal	8.2	8.3	(1.2)%	17.7	17.7	0.0%
Yeast	5.9	5.7	3.5%	12.0	12.1	(0.8)%
Total Pekin Campus essential ingredients sold	209.5	210.0	(0.2)%	427.0	447.9	(4.7)%

Western production
Distillers grains	67.0	61.8	8.4%	127.1	119.9	6.0%
CO2	14.5	14.4	0.7%	27.3	27.0	1.1%
Corn oil	0.9	1.0	(10.0)%	1.7	2.4	(29.2)%
Syrup and other	0.6	1.2	(50.0)%	1.4	2.0	(30.0)%
Total Western production essential ingredients sold	83.0	78.4	5.9%	157.5	151.3	4.1%

Total Essential Ingredients Sold	292.5	288.4	1.4%	584.5	599.2	(2.5)%

Essential Ingredients return % (2)
Pekin Campus Return	51.7%	44.2%	17.0%	52.8%	46.1%	14.5%
Western Production Return	51.4%	50.8%	1.2%	50.7%	49.9%	1.6%
Consolidated Total Return	51.6%	45.2%	14.2%	52.5%	46.7%	12.4%

(1)	Assumes corn conversion of 2.80 gallons of alcohol per bushel of corn.
(2)	Essential ingredients revenues as a percentage of total corn costs consumed.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent

Net sales	$245,698	$218,436	$27,262	12.5%	$470,378	$444,976	$25,402	5.7%
Cost of goods sold	229,062	220,373	8,689	3.9%	444,523	448,720	(4,197)	(0.9)%
Gross profit (loss)	$16,636	$(1,937)	$18,573	NM*	$25,855	$(3,744)	$29,599	NM*
Percentage of net sales	6.8%	(0.9)%			5.5%	(0.8)%

*	Not meaningful

Three Months ended June 30, 2026 as compared to the Three Months ended June 30, 2025

Net Sales

The increase in our consolidated net sales for the three months ended June 30, 2026 as compared to the same period in 2025 is primarily attributable to higher average sales prices per gallon across all of our business segments as well as higher average sales prices of essential ingredients due to a stronger commodity price environment. Net sales also improved due to higher total volumes sold of alcohols and essential ingredients.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment increased by $20.2 million, or 21%, to $114.4 million for the three months ended June 30, 2026 as compared to $94.2 million for the same period in 2025. Our total volume of production gallons sold increased by 6.5 million gallons, or 14%, to 54.6 million gallons for the three months ended June 30, 2026 as compared to 48.1 million gallons for the same period in 2025. The increase of $0.14, or 7%, in the segment’s average sales price per gallon for the three months ended June 30, 2026 as compared to the same period in 2025 improved our net sales from the segment by $6.6 million. With the segment’s average sales price per gallon of $2.09 for the three months ended June 30, 2026, we generated $13.6 million more in net sales from the 6.5 million additional gallons of alcohol sold in the three months ended June 30, 2026 as compared to the same period in 2025.

Net sales of essential ingredients from our Pekin Campus production segment improved by $5.5 million, or 14%, to $45.1 million for the three months ended June 30, 2026 as compared to $39.6 million for the same period in 2025. The increase of $26.73, or 14%, in the segment’s average sales price per ton for the three months ended June 30, 2026 as compared to the same period in 2025 increased our net sales from the segment by $5.6 million. Our total volume of essential ingredients sold slightly decreased to 209,500 tons for the three months ended June 30, 2026 as compared to 210,000 tons for the same period in 2025, which resulted in $0.1 million less in net sales compared to 2025.

Marketing and Distribution Segment

Net sales of alcohol from our marketing and distribution segment, excluding intersegment sales, declined by $3.5 million, or 6%, to $54.7 million for the three months ended June 30, 2026 as compared to $58.2 million for the same period in 2025. Our volume of third-party alcohol sold reported gross by the segment decreased by 5.7 million gallons, or 19%, to 24.0 million gallons for the three months ended June 30, 2026 as compared to 29.7 million gallons for the same period in 2025. With the segment’s average sales price per gallon of $2.27 for the three months ended June 30, 2026, we realized $12.9 million less in net sales from the 5.7 million fewer gallons of third-party alcohol sold gross in the three months ended June 30, 2026 as compared to the same period in 2025. The $0.31 per gallon, or 16%, increase in the segment’s average sales price per gallon for the three months ended June 30, 2026 as compared to the same period in 2025 resulted in a $9.4 million increase in our net sales from third-party renewable fuel sold by the segment.

Western Production Segment

Net sales of alcohol from our Western production segment increased by $4.2 million, or 25%, to $20.8 million for the three months ended June 30, 2026 as compared to $16.6 million for the same period in 2025. Our total volume of alcohol sold increased by 1.1 million gallons, or 13%, to 9.4 million gallons for the three months ended June 30, 2026 as compared to 8.3 million gallons for the same period in 2025. With the segment’s average sales price per gallon of $2.20 for the three months ended June 30, 2026, we realized $2.5 million in additional net sales from the 1.1 million additional gallons of alcohol sold in the three months ended June 30, 2026 as compared to the same period in 2025. The increase of $0.20, or 10%, in the segment’s average sales price per gallon for the three months ended June 30, 2026 as compared to the same period in 2025 increased our net sales from the segment by $1.7 million.

Net sales of essential ingredients from our Western production segment increased by $0.6 million, or 7%, to $8.8 million for the three months ended June 30, 2026 as compared to $8.2 million for the same period in 2025. Our total volume of essential ingredients sold increased by 4,600 tons, or 6%, to 83,000 tons for the three months ended June 30, 2026 from 78,400 tons for the same period in 2025. The increase of $1.31, or 1%, in our average sales price per ton for the three months ended June 30, 2026 as compared to the same period in 2025 increased our net sales of essential ingredients from the segment by $0.1 million. With the segment’s average sales price per ton of $106.54 for the three months ended June 30, 2026, we generated $0.5 million in additional net sales from the 4,600 additional tons of essential ingredients sold in the three months ended June 30, 2026 as compared to the same period in 2025.

Corporate and other

Net sales of alcohol from corporate and other increased by $0.2 million, or 12%, to $1.9 million for the three months ended June 30, 2026 as compared to $1.7 million for the same period in 2025. These sales are from Eagle Alcohol’s business.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit (loss) improved to a gross profit of $16.6 million for the three months ended June 30, 2026 from a gross loss of $1.9 million for the same period in 2025, representing a positive gross margin of 6.8% for the three months ended June 30, 2026 as compared to a negative gross margin of 0.9% for the same period in 2025.

Our consolidated gross profit improved due to higher sales and margins primarily driven by a few key factors. Our average sales prices per gallon improved across all of our business segments, reaching a combined average sales price of $2.15 per gallon, an over 10% increase compared to the second quarter of 2025. In addition, we benefitted from favorable overall production input costs, largely due to a lower cost of corn, which, together with higher average sales prices, significantly improved market crush margins to $0.33 cents per gallon for the second quarter of 2026 from $0.11 cents per gallon for the same period last year, driven by robust export demand, strong domestic blending activity, and tighter ethanol inventories following industry-wide spring maintenance outages. In addition, with RVOs for 2026 set, strong demand for corn oil and germ as a feedstock for biodiesel and renewable diesel drove essential ingredient prices higher. Our essential ingredients return improved to 51.6% for the three months ended June 30, 2026 compared to 45.2% for the same period in 2025. Improved crush margins contributed approximately $17 million of incremental gross profit for the second quarter, partially offset by $2 million of higher repairs and maintenance expenses arising from our Pekin dry mill and ICP facility spring outages and continued work at our Alto Carbonic facility to ensure we were prepared to reliably support the increased demand for our premium CO2 during the seasonally strong summer months.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit, net of intercompany activity, increased by $17.4 million to a gross profit of $12.4 million for the three months ended June 30, 2026 as compared to gross loss of $5.0 million for the same period in 2025. Of this increase, $15.9 million is attributable to improved alcohol sales margins and $1.5 million is attributable to higher sales volumes.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit, net of intercompany activity, decreased by $0.1 million to a gross profit of $1.4 million for the three months ended June 30, 2026 as compared to a gross profit of $1.5 million for the same period in 2025. Of this decline, $0.2 million is attributable to higher margins from sales of third-party renewable fuel, offset by $0.3 million attributable to lower sales volumes.

Western Production Segment

Our Western production segment’s gross profit, net of intercompany activity, increased by $0.4 million to a gross profit of $2.0 million for the three months ended June 30, 2026 as compared to a gross profit of $1.6 million for the same period in 2025. Of this improvement, $0.2 million is attributable to higher renewable fuel margins and $0.2 million is attributable to higher sales volumes.

Corporate and other

Gross profit from corporate and other increased by $0.9 million for the three months ended June 30, 2026, from a breakeven gross profit for the three months ended June 30, 2025, all of which were from Eagle Alcohol’s business.

Six Months ended June 30, 2026 as compared to the Six Months ended June 30, 2025

Net Sales

The increase in our consolidated net sales for the six months ended June 30, 2026 as compared to the same period in 2025 is primarily attributable to higher average sales prices per gallon across all of our business segments as well as higher average sales prices of essential ingredients due to a stronger commodity price environment, partially offset by a slight decrease in volumes sold.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment increased by $20.9 million, or 10%, to $222.3 million for the six months ended June 30, 2026 as compared to $201.4 million for the same period in 2025. Our total volume of production gallons sold increased by 3.8 million gallons, or 4%, to 108.5 million gallons for the six months ended June 30, 2026 as compared to 104.7 million gallons for the same period in 2025. The increase of $0.13, or 7%, in the segment’s average sales price per gallon for the six months ended June 30, 2026 as compared to the same period in 2025 increased our net sales from the segment by $13.1 million. With the segment’s average sales price per gallon of $2.05 for the six months ended June 30, 2026, we generated $7.8 million in additional net sales from the 3.8 million additional gallons of alcohol sold in the six months ended June 30, 2026 as compared to the same period in 2025.

Net sales of essential ingredients from our Pekin Campus production segment increased by $4.9 million, or 6%, to $89.1 million for the six months ended June 30, 2026 as compared to $84.2 million for the same period in 2025. Our total volume of essential ingredients sold decreased by 20,900 tons, or 5%, to 427,000 tons for the six months ended June 30, 2026 from 447,900 tons for the same period in 2025. The increase of $20.63, or 11%, in the segment’s average sales price per ton for the six months ended June 30, 2026 as compared to the same period in 2025 increased our net sales from the segment by $9.2 million. With the segment’s average sales price per ton of $208.58 for the six months ended June 30, 2026, we generated $4.3 million in fewer net sales from the 20,900 fewer tons of essential ingredients sold in the six months ended June 30, 2026 as compared to the same period in 2025.

Marketing and Distribution Segment

Net sales of alcohol from our marketing and distribution segment, excluding intersegment sales, declined by $5.2 million, or 5%, to $102.0 million for the six months ended June 30, 2026 as compared to $107.2 million for the same period in 2025.

Our volume of third-party renewable fuel sold reported gross by the segment decreased by 6.6 million gallons, or 12%, to 47.5 million gallons for the six months ended June 30, 2026 as compared to 54.1 million gallons for the same period in 2025. With the segment’s average sales price per gallon of $2.14 for the six months ended June 30, 2026, we realized $14.1 million less in net sales from the 6.6 million fewer gallons of third-party renewable fuel sold gross in the six months ended June 30, 2026 as compared to the same period in 2025. The $0.16 per gallon, or 8%, increase in the segment’s average sales price per gallon for the six months ended June 30, 2026 as compared to the same period in 2025 resulted in a $8.9 million increase in our net sales from third-party renewable fuel sold by the segment.

Western Production Segment

Net sales of alcohol from our Western production segment increased by $4.7 million, or 14%, to $37.5 million for the six months ended June 30, 2026 as compared to $32.8 million for the same period in 2025. Our total volume of alcohol sold increased by 1.0 million gallons, or 6%, to 17.6 million gallons for the six months ended June 30, 2026 as compared to 16.6 million gallons for the same period in 2025. With the segment’s average sales price per gallon of $2.13 for the six months ended June 30, 2026, we generated $2.1 million in additional net sales from the 1.0 million additional gallons of alcohol sold in the six months ended June 30, 2026 as compared to the same period in 2025. The increase of $0.15, or 8%, in the segment’s average sales price per gallon for the six months ended June 30, 2026 as compared to the same period in 2025 improved our net sales from the segment by $2.6 million.

Net sales of essential ingredients from our Western production segment remained flat at $16.1 million for the six months ended June 30, 2026 as compared to the same period in 2025. Our total volume of essential ingredients sold increased by 6,200 tons, or 4%, to 157,500 tons for the six months ended June 30, 2026 from 151,300 tons for the same period in 2025. With the segment’s average sales price per ton of $102.37 for the six months ended June 30, 2026, we generated $0.6 million in additional net sales from the 6,200 additional tons of essential ingredients sold in the six months ended June 30, 2026 as compared to the same period in 2025. The decrease of $3.77, or 4%, in our average sales price per ton for the six months ended June 30, 2026 as compared to the same period in 2025 reduced our net sales of essential ingredients from the segment by $0.6 million.

Corporate and other

Net sales of alcohol from corporate and other increased by $0.1 million, or 3%, to $3.4 million for the six months ended June 30, 2026 as compared to $3.3 million for the same period in 2025. These sales are from Eagle Alcohol’s business.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit improved to a gross profit of $25.9 million for the six months ended June 30, 2026 from a gross loss of $3.7 million for the same period in 2025, representing a positive gross margin of 5.5% for the six months ended June 30, 2026 as compared to a negative gross margin of 0.8% for the same period in 2025.

Our consolidated gross profit improved due to higher sales and margins primarily driven by the same factors that improved our second quarter results, as discussed above. Our average sales prices per gallon improved across all of our business segments, reaching a combined average sales price of $2.08 per gallon, an over 7% increase compared to the same period in 2025. In addition, we benefitted from favorable overall production input costs, largely due to a lower cost of corn, which, together with higher average sales prices, significantly improved market crush margins compared to the same period last year. In addition, our essential ingredients return improved to 52.5% for the six months ended June 30, 2026 as compared to 46.7% for the same period in 2025.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit, net of intercompany activity, improved by $27.9 million to a gross profit of $20.0 million for the six months ended June 30, 2026 as compared to a gross loss of $7.9 million for the same period in 2025. Of this improvement, $27.2 million is attributable to higher alcohol sales margins and $0.7 million is attributable to higher sales volumes.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit, net of intercompany activity, declined by $1.2 million to a gross profit of $3.0 million for the six months ended June 30, 2026 as compared to a gross profit of $4.2 million for the same period in 2025. Of this decline, $0.8 million is attributable primarily to lower margins from sales of third-party renewable fuel and $0.4 million is attributable to lower sales volumes for the six months ended June 30, 2026 as compared to the same period in 2025.

Western Production Segment

Our Western production segment’s gross profit, net of intercompany activity, improved by $1.4 million to a gross profit of $1.4 million for the six months ended June 30, 2026 as compared to a breakeven gross profit for the same period in 2025, related to higher margins on ethanol sales.

Corporate and other

Gross profit from corporate and other improved by $1.4 million to a gross profit of $1.3 million for the six months ended June 30, 2026 as compared to gross loss of $0.1 million for the same period in 2025, all of which were from Eagle Alcohol’s business.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Selling, general and administrative expenses	$8,017	$6,171	$1,846	29.9%	$14,716	$13,361	$1,355	10.1%
Percentage of net sales	3.3%	2.8%			3.1%	3.0%

Our SG&A expenses increased for the three and six months ended June 30, 2026 as compared to the same periods in 2025. The period over period increases in SG&A expenses are primarily due to an $0.8 million accrual for performance compensation as well as an $0.8 million one-time gain in 2025 related to the final payment for our acquisition of Eagle Alcohol that did not recur in 2026. Excluding those two notable items, SG&A expenses were comparable over the 2026 and 2025 periods despite higher net sales in the current year, reflecting the benefits of last year’s initiatives to right-size our staffing levels and cut costs.

Net Income (Loss) Attributable to Common Stockholders

The following table presents our net income (loss) attributable to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Net income (loss) attributable to common stockholders	$11,386	$(11,312)	$22,698	NM	$15,345	$(23,303)	$38,648	NM
Percentage of net sales	4.6%	(5.2)%			3.3%	(5.2)%

The increase in our net income attributable to common stockholders for the three and six months ended June 30, 2026 as compared to the same periods in 2025 is primarily due to improved margins, as discussed above, Section 45Z clean fuel production tax credits, and reduced interest expense due to lower debt balances. For the three and six month periods in 2026, we had no tax provision as we expect to use a portion of our net operating losses to offset income for the year.

Liquidity and Capital Resources

During the six months ended June 30, 2026, we generated positive cash flow from our operations, and we supplemented our liquidity with net proceeds from Kinergy’s operating line of credit. In addition to funding our operations, we used our capital resources to make principal payments on our term debt, including an $8.5 million payment for the second quarter, ending the quarter with $29.9 million in term debt outstanding. Year to date, we have made a total of $25.1 million in principal payments on our term debt. As of June 30, 2026, we had $24.0 million in cash, cash equivalents and restricted cash, $41.3 million of unused borrowing availability under Kinergy’s operating line of credit and $65.0 million that may be available for capital improvement projects under our Orion term loan. We believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs for at least the next twelve months from the date of this report.

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

	June 30, 2026	December 31, 2025	Change
Cash, cash equivalents and restricted cash	$23,962	$25,673	(6.7)%
Current assets	$160,824	$155,917	3.1%
Property and equipment, net	$197,479	$198,501	(0.5)%
Current liabilities	$50,397	$59,071	(14.7)%
Long-term debt, noncurrent portion	$60,469	$63,027	(4.1)%
Working capital	$110,427	$96,846	14.0%
Working capital ratio	3.19	2.64	20.8%

Restricted Net Assets

At June 30, 2026, we had approximately $68.5 million of net assets at our subsidiaries that were not available to be transferred to Alto Ingredients, Inc. in the form of dividends, distributions, loans or advances due to restrictions contained in our subsidiaries’ credit facilities.

Changes in Working Capital and Cash Flows

Working capital improved to $110.4 million at June 30, 2026 from $96.8 million at December 31, 2025 as a result of a decrease of $8.7 million in current liabilities and an increase of $4.9 million in current assets.

Current assets increased primarily due to an increase in accounts receivable, transferable tax credits and derivative instruments, partially offset by a decrease in inventories.

Our current liabilities decreased primarily due to lower current portion of long-term debt and derivative instruments, partially offset by increases in accounts payable as a result of timing of payments.

Our cash, cash equivalents and restricted cash declined by $1.7 million due to $22.9 million in cash used in our financing activities and $11.5 million used in our investing activities, nearly offset by $32.7 million in cash provided by our operating activities.

Cash provided by our Operating Activities

We generated $32.7 million of cash from our operations for the six months ended June 30, 2026 as compared to $19.1 million of cash used in our operations for the same period in 2025. Significant factors that contributed to the change in cash provided by our operating activities include:

●	an increase in net income of $38.6 million;

●	an increase of $20.6 million related to changes in accounts payable and accrued liabilities;

●	an increase of $15.5 million related to lower inventories due to reduced production volumes and the timing of sales; and

●	an increase of other assets of $7.1 million related to transferable tax credits.

These amounts were partially offset by:

●	non-cash income of $9.0 million from transferable tax credits;

●	a decrease of $13.3 million related to changes in accounts receivable due to higher sales volumes and the timing of payments; and

●	a decrease of approximately $6.3 million related to our derivative instruments.

Cash used in our Investing Activities

We used $11.5 million in cash during the six months ended June 30, 2026 for capital expenditures.

Cash used in our Financing Activities

Cash used in our financing activities was $22.9 million for the six months ended June 30, 2026, which reflects $25.1 million in principal payments on our term debt, $2.2 million for employee taxes paid for stock vesting in lieu of shares and $0.6 million in preferred stock dividends paid, partially offset by $5.0 million in net proceeds from Kinergy’s operating line of credit.

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

We believe Kinergy and Alto Nutrients are in compliance with the fixed-charge coverage ratio financial covenant as of the filing of this report. The following table sets forth the fixed-charge coverage ratio financial covenant and the actual results for the periods presented:

	Three Months Ended June 30,		Years Ended December 31,
	2026	2025	2025	2024

Fixed-Charge Coverage Ratio Requirement	1.10	1.10	1.10	1.10
Actual	6.50	3.64	4.03	3.53
Excess	5.40	2.54	2.93	2.43

Alto Ingredients, Inc. has guaranteed all of Kinergy’s obligations under the credit facility. As of June 30, 2026, Kinergy had an outstanding balance of $34.6 million and $41.3 million of unused borrowing availability under the credit facility.

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

As of June 30, 2026 and December 31, 2025, the principal amount outstanding under the Term Loan was $29.9 million and $55.0 million, respectively.

Other Cash Obligations

As of June 30, 2026, we had future commitments for certain capital projects totaling $12.0 million. These commitments are scheduled to be satisfied through 2026.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized net gains of $10.7 million and $4.4 million related to the changes in the fair values of these contracts for the six months ended June 30, 2026 and 2025, respectively.

We prepared a sensitivity analysis as of June 30, 2026 to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The analysis uses average Chicago Mercantile Exchange prices for the year and does not factor in future contracted volumes. The results of this analysis for the six months ended June 30, 2026, which may differ materially from actual results, are as follows (in millions):

Commodity	Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	127.9	Gallons	$(14.7)
Corn	28.7	Bushels	$(12.7)

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2026 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

We are engaged in multiple capital improvement initiatives and projects to diversify and enhance our revenue streams and to expand margins and profitability by reducing costs. These initiatives and projects have different timelines, returns on investment and risk profiles, including regulatory risks. In addition, we may have to raise significant additional capital to complete some of our initiatives and projects. Our expected financial and other results from these initiatives and projects are based on assumptions around many factors, including their costs, timing, operation and market prices prevailing at project completion and thereafter, as well as tax and other favorable environmental attributes associated with low carbon alcohol that may accrue to our benefit. These tax and other benefits may change, including as a result of new or repealed laws, new administrations and the implementation or interpretation of existing laws, or the exhaustion of funds or benefits available under a particular program. For example, the One Big Beautiful Bill Act, enacted in 2025, phases out certain Inflation Reduction Act clean energy tax credits, and the new administration previously suspended all Inflation Reduction Act spending for 90 days. In addition, certain provisions of the Inflation Reduction Act lack proposed or final regulations and guidance. Regulators could issue new regulations or guidance that significantly narrows the application of clean energy tax incentives, and could even defer or withdraw regulations, which could materially and adversely affect the economic outcome of our capital improvement initiatives and projects. We can provide no assurances that any particular benefit will be available to us upon completion of any capital improvement initiative or project.

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

Section 45Z of the Internal Revenue Code, as added by the Inflation Reduction Act of 2022 and amended by the One Big Beautiful Bill Act, provides a technology-neutral tax credit for the production of “clean transportation fuel” that is produced in the United States and sold to an unrelated person during calendar years 2025 through 2029, with the amount of the credit determined in part by the fuel’s carbon intensity relative to a statutory baseline. For fuel produced after 2025, the credit is available only if no feedstocks originating outside the United States, Mexico or Canada are used. In addition, transferability of Section 45Z credits is scheduled to terminate after December 31, 2027. We currently expect to be eligible to apply for and claim additional Section 45Z tax credits with respect to qualifying fuel we produce and sell. Our ability to qualify for and receive these tax credits will depend on, among other things, our ability to produce qualifying low carbon fuel in anticipated volumes, using qualifying domestic feedstocks, to achieve and document the carbon intensity levels required under Section 45Z and applicable Treasury and IRS guidance, and to comply with related registration, measurement, reporting and substantiation requirements. If we are unable to produce low carbon fuel in anticipated amounts (including as a result of plant outages or other operational issues), if our fuels do not achieve the required or expected carbon intensities under the applicable carbon intensity methodology, or if we fail to satisfy applicable tax, regulatory, or documentation requirements, we may be unable to qualify for and receive Section 45Z tax credits in the amounts we currently anticipate, or at all, which could materially and adversely affect our results of operations and financial condition. In addition, Section 45Z is scheduled to be available only for qualifying fuel produced after December 31, 2024 and sold before January 1, 2030, transferability of these credits is scheduled to end after December 31, 2027, and there can be no assurance that Congress will extend or replace this credit or restore transferability.

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

Federal and state income tax laws impose restrictions on our ability to use net operating loss, or NOL, and tax credit carryforwards if an “ownership change” occurs for tax purposes, as defined in Section 382 of the Internal Revenue Code, or Code. In general, an ownership change occurs when one or more stockholders each owning 5% or more of a corporation entitled to use NOL or other loss carryforwards have increased their ownership by more than 50 percentage points during any three-year period. The annual base limitation under section 382 of the Code is calculated by multiplying the corporation’s value immediately before the ownership change by the greater of the long-term tax-exempt rate determined by the Internal Revenue Service in the month of the ownership change or the two preceding months. As a result, our ability to utilize our NOL and other loss carryforwards may be substantially limited. Any such limitation could result in increased future tax obligations, which could have a material adverse effect on our financial condition and results of operations.

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

We may be liable for the investigation and cleanup of environmental contamination at each of our production facilities and at off-site locations where we arrange for the disposal of hazardous substances or wastes. If these substances or wastes have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. For example, our Pekin Campus used coal as its primary source of fuel for steam production until 2016. We managed associated waste in part through a coal ash pond, an engineered impoundment site used to store waste byproducts. We operated the pond under an Illinois state operating permit that included a special condition that any ash impoundments either be capped and closed in accordance with an Illinois EPA-approved closure plan or removed. Although we continue to operate pumps and maintain protocols under operating permit conditions, our permit has expired, has not been renewed and we are in discussions with the Illinois EPA regarding a closure plan or other remediation. The Illinois EPA previously denied our closure plan for a beneficial re-use that would have utilized the ash as a structural fill. Although we continue to pursue a closure plan that would involve beneficial re-use, including potential uses such as grain storage, cogeneration, CO2 utilization, a hydrogen facility or other beneficial use, including third-party redevelopment, we can provide no assurance that the Illinois EPA will allow any beneficial re-use nor can we provide any assurance that the Illinois EPA will not mandate site cleanup, the costs of which, while not estimable at this time, could be substantial and could have a material adverse effect on our business, financial condition and results of operations.

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

The EPA may grant small refinery exemptions, in whole or in part, that reduce or eliminate annual RFS volume obligations for small refineries, which are defined as refineries with an average aggregate daily crude oil throughput not exceeding 75,000 barrels. If granted, these exemptions can remove the affected refinery’s gasoline and diesel from applicable RFS percentage standards for the relevant compliance year. In the past, the EPA has granted small refinery exemptions that have materially and adversely affected overall demand for and the price of fuel-grade ethanol. Federal courts have repeatedly vacated EPA denials of small refinery exemption petitions. In June 2025, the U.S. Supreme Court in EPA v. Calumet Shreveport Refining held that challenges to small refinery exemption denials must be filed in the D.C. Circuit. Since then, the EPA has issued multiple rounds of decisions on small refinery exemption petitions, including actions in August 2025 and November 2025 granting full or partial exemptions for a number of refineries for the 2016-2024 compliance years. In April 2026, the U.S. Court of Appeals for the D.C. Circuit likewise vacated EPA’s denial of certain small refinery exemption petitions for the 2024 compliance year and remanded those petitions to EPA for further consideration. In light of these court decisions and the EPA’s recent actions granting full or partial exemptions to a substantial number of petitions, small refinery exemptions may continue to be granted at elevated levels, which could materially and adversely affect overall demand for, and the price of, fuel-grade ethanol.

Various bills in Congress introduced from time to time are also directed at altering existing renewable fuels energy legislation, but none have directly amended the RFS program in recent years. Some legislative bills are directed at halting or reversing expansion of, or even eliminating in its entirety, the renewable fuel program.

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

There are limited domestic markets for fuel-grade ethanol beyond those established by federal mandates. Discretionary blending and E85 blending (i.e., gasoline blended with up to 85% fuel-grade ethanol by volume) are important secondary markets. Discretionary blending is often determined by the price of fuel-grade ethanol relative to the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for fuel-grade ethanol may decline. Also, the demand for fuel-grade ethanol is affected by the overall demand for transportation fuel. Demand for transportation fuel is affected by the number of miles traveled by consumers and vehicle fuel economy. U.S. gasoline consumption has declined from pre-pandemic levels and is projected to continue declining due in part to improved vehicle fuel economy and the transition by consumers to alternative fuel vehicles such as electric vehicles and hybrid vehicles. Lower demand for fuel-grade ethanol and essential ingredients, including through this transition, would reduce the value of our ethanol and related products, erode our overall margins and diminish our ability to generate revenue or to operate profitably. In addition, we believe that additional consumer acceptance of E15 and E85 fuels is necessary before fuel-grade ethanol can achieve any significant growth in market share relative to other transportation fuels.

Year-round E15 legislation, which would remove current seasonal restrictions on E15 sales, is being actively pursued in Congress but has not yet been enacted, and there can be no assurance that such legislation will be passed. We also sell fuel-grade ethanol into export markets. Ethanol exports accounted for approximately 13% of total U.S. ethanol production in 2025. Export demand is subject to trade policies, tariffs, foreign regulations and global commodity market conditions, any of which could reduce demand for our products and adversely affect our results of operations.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, or any of the other risks or uncertainties discussed in this report, many of which are beyond our control:

●	fluctuations in our quarterly or annual operating results;

●	fluctuations in the market prices of our products;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	the timing, cost and effects of, and our ability to fund, our capital improvement projects;

●	regulatory developments or increased enforcement relating to our initiatives and projects or to our business;

●	our ability to qualify for and receive Section 45Z tax credits under the Internal Revenue Code, as added by the Inflation Reduction Act of 2022 and amended by the One Big Beautiful Bill Act, for low carbon fuel, including in the anticipated amounts and at the expected times;

●	anticipated trends in our financial condition and results of operations;

●	our ability to obtain any necessary financing;

●	the volume and timing of the receipt of orders for our products from major customers, including annual contracted sales volumes for our specialty alcohols;

●	competitive pricing pressures;

●	changes in market valuations of companies similar to us;

●	stock market price and volume fluctuations generally;

●	additions or departures of key personnel;

●	environmental, product or other liabilities we may incur;

●	our financing activities and future sales of our common stock or other securities; and

●	our ability to maintain contracts that are critical to our operations.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Delaware Court of Chancery shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of us to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (d) any action asserting a claim governed by the internal affairs doctrine. The Delaware Court of Chancery forum provision does not apply to claims arising under the Securities Act or the Exchange Act.

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

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. The federal forum provision described above does not restrict the concurrent jurisdiction of state and federal courts under the Securities Act to the extent federal law requires otherwise, and nothing in our bylaws is intended to override the exclusive federal jurisdiction established by the Exchange Act.

The choice of forum provisions in our bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, employees, agents or other third parties, which may discourage such lawsuits against us and our directors, officers, employees, agents and other third parties even though an action, if successful, might benefit our stockholders. The applicable courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. With respect to the provision making the Delaware Court of Chancery the sole and exclusive forum for certain types of actions, stockholders who do bring a claim in the Delaware Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. Although Delaware courts have upheld the enforceability of forum selection provisions of this type, including under Section 115 of the Delaware General Corporation Law, if a court, including a court in another jurisdiction, were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on us.

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

For the three months ended June 30, 2026, in connection with satisfying our withholding requirements, we withheld the following number of shares of our common stock and remitted cash payments to cover the minimum withholding tax amounts, thereby effectively repurchasing from the employees such number of shares of our common stock at the following deemed purchase prices:

Month	Number of Shares Withheld	Deemed Purchase Price Per Share	Aggregate Purchase Price
April	455,534	$4.79	$2,182,008
May	—	$—	$—
June	3,173	$5.43	$17,229

Dividends

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of specified financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends.

For the three and six months ended June 30, 2026 and 2025, we accrued and paid in cash an aggregate of $0.3 million and $0.6 million, respectively, in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

Exhibit Number	Description
10.1	Alto Ingredients, Inc. 2026 Omnibus Incentive Plan (***)
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)
101.INS	Inline XBRL Instance Document (*)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (*)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (*)

(*)	Filed herewith.
(**)	Furnished herewith. This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
(***)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTO INGREDIENTS, INC.

Dated: August 7, 2026	By:	/s/ ROBERT R. OLANDER
Robert R. Olander
Chief Financial Officer
(Principal Financial and Accounting Officer)