Form 10-Q
period 2026-09-30
Alto Ingredients, Inc.
filed 2026-11-06
CIK 778164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, there were 77,570,731 shares of Alto Ingredients, Inc. common stock, $0.001 par value per share, and 896 shares of Alto Ingredients, Inc. non-voting common stock, $0.001 par value per share, outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ALTO INGREDIENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2026	2025
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$23,595	$23,415
Restricted cash	2,055	2,258
Accounts receivable (net of allowance for credit losses of $44 and $76, respectively)	64,325	55,069
Inventories	54,309	61,676
Transferable tax credits, net	15,829	7,500
Derivative instruments	5,332	525
Other current assets	4,261	5,474
Total current assets	169,706	155,917
Property and equipment, net	195,568	198,501
Other Assets:
Right of use operating lease assets, net	20,209	16,931
Intangible assets, net	6,887	7,574
Other assets	10,080	9,863
Total other assets	37,176	34,368
Total Assets	$402,450	$388,786

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2025.

See accompanying notes to condensed consolidated financial statements.

ALTO INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	September 30,	December 31,
	2026	2025
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,751	$14,509
Accrued liabilities	18,048	16,691
Current portion – long-term debt	—	16,600
Current portion – operating leases	5,536	4,958
Derivative instruments	1,242	1,067
Other current liabilities	5,519	5,246
Total current liabilities	50,096	59,071

Long-term debt, net	54,468	63,027
Operating leases, net of current portion	15,606	13,012
Other liabilities	8,826	8,435
Total Liabilities	128,996	143,545
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of September 30, 2026 and December 31, 2025; liquidation preference of $18,075 as of September 30, 2026	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 77,571 and 77,307 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	78	77
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,051,959	1,051,795
Accumulated other comprehensive income	5,461	5,461
Accumulated deficit	(784,045)	(812,093)
Total Stockholders’ Equity	273,454	245,241
Total Liabilities and Stockholders’ Equity	$402,450	$388,786

*	Amounts derived from the audited consolidated financial statements for the year ended December 31, 2025.

See accompanying notes to condensed consolidated financial statements.

ALTO INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net sales	$257,885	$240,986	$728,263	$685,962
Cost of goods sold	243,084	217,492	687,607	666,212
Gross profit	14,801	23,494	40,656	19,750
Selling, general and administrative expenses	(7,786)	(6,514)	(22,502)	(19,875)
Income (loss) from operations	7,015	16,980	18,154	(125)
Transferable tax credits generated, net	7,565	—	16,577	—
Interest expense, net	(1,520)	(2,800)	(5,678)	(8,340)
Other income (expense), net	(38)	28	(59)	(3)
Income (loss) before provision for income taxes	13,022	14,208	28,994	(8,468)
Provision for income taxes	—	—	—	—
Net income (loss)	$13,022	$14,208	$28,994	$(8,468)
Preferred stock dividends	(319)	(319)	(946)	(946)
Net income (loss) attributable to common stockholders	$12,703	$13,889	$28,048	$(9,414)
Net income (loss) per share, basic	$0.17	$0.19	$0.37	$(0.13)
Net income (loss) per share, diluted	$0.16	$0.19	$0.36	$(0.13)
Weighted-average shares outstanding, basic	75,756	74,777	75,381	74,415
Weighted-average shares outstanding, diluted	77,596	74,777	76,859	74,415

See accompanying notes to condensed consolidated financial statements.

ALTO INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net income (loss)	$28,994	$(8,468)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,507	18,888
Transferable tax credits generated, net	(16,577)	—
Gains on derivative instruments	(12,119)	(10,179)
Stock-based compensation	2,426	2,180
Inventory valuation	331	—
Amortization of deferred financing fees	758	759
Amortization of debt discount	600	599
Credit loss recovery	(32)	(4)
Changes in operating assets and liabilities:
Accounts receivable	(9,224)	3,180
Inventories	7,036	(3,322)
Other assets	11,206	2,723
Operating leases	(5,026)	(4,883)
Accounts payable and accrued liabilities	17,674	2,232
Net cash provided by operating activities	45,554	3,705
Investing Activities:
Additions to property and equipment	(15,887)	(2,649)
Purchase of Kodiak Carbonic, net of cash acquired	—	(7,278)
Deferred purchase price payments for Eagle Alcohol	—	(2,240)
Net cash used in investing activities	(15,887)	(12,167)
Financing Activities:
Net proceeds from (payments on) Kinergy’s line of credit	(1,417)	6,336
Taxes paid for employee stock vesting in lieu of shares	(2,227)	—
Principal payments on term debt	(25,100)	—
Preferred stock dividends paid	(946)	(946)
Net cash provided by (used in) financing activities	(29,690)	5,390
Net change in cash, cash equivalents and restricted cash	(23)	(3,072)
Cash, cash equivalents and restricted cash at beginning of period	25,673	36,211
Cash, cash equivalents and restricted cash at end of period	$25,650	$33,139

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$23,595	$32,516
Restricted cash	2,055	623
Total cash, cash equivalents and restricted cash	$25,650	$33,139

Supplemental Information:
Interest paid	$4,600	$6,970
Shares vested for Eagle Alcohol	$—	$5,000

See accompanying notes to condensed consolidated financial statements.

ALTO INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances, January 1, 2026	927	$1	77,307	$77	$1,051,795	$(812,093)	$5,461	$245,241
Stock-based compensation	—	—	—	—	705	—	—	705
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	639	1	(28)	—	—	(27)
Preferred stock dividends	—	—	—	—	—	(312)	—	(312)
Net income	—	—	—	—	—	4,271	—	4,271
Balances, March 31, 2026	927	$1	77,946	$78	$1,052,472	$(808,134)	$5,461	$249,878
Stock-based compensation	—	—	—	—	813	—	—	813
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(370)	—	(2,200)	—	—	(2,200)
Preferred stock dividends	—	—	—	—	—	(315)	—	(315)
Net income	—	—	—	—	—	11,701	—	11,701
Balances, June 30, 2026	927	$1	77,576	$78	$1,051,085	$(796,748)	$5,461	$259,877
Stock-based compensation	—	—	—	—	908	—	—	908
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(5)	—	(34)	—	—	(34)
Preferred stock dividends	—	—	—	—	—	(319)	—	(319)
Net income	—	—	—	—	—	13,022	—	13,022
Balances, September 30, 2026	927	$1	77,571	$78	$1,051,959	$(784,045)	$5,461	$273,454
Balances, January 1, 2025	927	$1	76,565	$77	$1,044,176	$(824,166)	$4,975	$225,063
Stock-based compensation	—	—	—	—	848	—	—	848
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	(68)	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	—	(11,679)	—	(11,679)
Balances, March 31, 2025	927	$1	76,497	$77	$1,045,024	$(836,157)	$4,975	$213,920
Stock-based compensation	—	—	—	—	626	—	—	626
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	704	—	(389)	—	—	(389)
Shares vested for Eagle Alcohol	—	—	—	—	5,000	—	—	5,000
Preferred stock dividends	—	—	—	—	—	(315)	—	(315)
Net loss	—	—	—	—	—	(10,997)	—	(10,997)
Balances, June 30, 2025	927	$1	77,201	$77	$1,050,261	$(847,469)	$4,975	$207,845
Stock-based compensation	—	—	—	—	706	—	—	706
Restricted stock issued to employees and directors, net of cancellations and tax	—	—	141	—	(38)	—	—	(38)
Preferred stock dividends	—	—	—	—	—	(319)	—	(319)
Net income	—	—	—	—	—	14,208	—	14,208
Balances, September 30, 2025	927	$1	77,342	$77	$1,050,929	$(833,580)	$4,975	$222,402

See accompanying notes to condensed consolidated financial statements.

ALTO INGREDIENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The condensed consolidated financial statements include, for all periods presented, the accounts of Alto Ingredients, Inc., a Delaware corporation (“Alto Ingredients”), and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”), including Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Alto Nutrients, LLC, a California limited liability company (“Alto Nutrients”), Alto Op Co., a Delaware corporation, Alto Pekin, LLC, a Delaware limited liability company (“Alto Pekin”), Alto ICP, LLC, a Delaware limited liability company (“ICP”), and the Company’s subsidiary entities that own its production facilities in Oregon and Idaho. On January 1, 2025, the Company’s wholly-owned subsidiary, Alto Carbonic, LLC (“Alto Carbonic”), acquired Kodiak Carbonic, LLC, a beverage-grade liquid carbon dioxide, or CO2, processor, for $7.6 million. Alto Carbonic’s facility is co-located at the Company’s Columbia ethanol plant in Boardman, Oregon. The Company began reporting the results of Alto Carbonic in the Company’s Western production segment on January 1, 2025.

The Company produces and distributes specialty alcohols, renewable fuels and essential ingredients. The Company also markets fuel-grade ethanol produced by third parties. The Company’s production facilities in Pekin, Illinois, are located in the heart of the Corn Belt. The Company’s two production facilities in Boardman, Oregon and Burley, Idaho, are located in close proximity to both feed and fuel-grade ethanol customers. The Company has a combined alcohol production capacity of 330 million gallons per year and produces, on an annualized basis, over 1.2 million tons of essential ingredients. The Company’s Eagle Alcohol business specializes in break-bulk distribution of specialty alcohols.

The Company focuses on Health, Home & Beauty; Food & Beverage; Industry & Agriculture; Essential Ingredients; and Renewable Fuels markets. Products for the Health, Home & Beauty markets include specialty alcohols used in mouthwash, cosmetics, pharmaceuticals, hand sanitizers, disinfectants and cleaners. Products for the Food & Beverage markets include grain neutral spirits used in alcoholic beverages and vinegar, as well as corn germ used for corn oils. Products for Industry & Agriculture markets include alcohols and other products for paint applications, inks, vehicle fluids and fertilizers. Products for Essential Ingredients markets include gas and liquid CO2, dried yeast, corn protein meal, corn protein feed, corn germ, distillers grains and liquid feed, used in commercial animal feed and pet foods. Products for Renewable Fuels markets include fuel-grade ethanol and distillers corn oil used as a feedstock for renewable diesel and biodiesel fuels.

The Company’s production facilities, other than its Magic Valley plant located in Burley, Idaho, were operating for all periods presented, subject to scheduled and unscheduled downtime to address facility repair and maintenance. In January 2024, the Company temporarily hot-idled its Magic Valley facility to minimize losses from negative regional crush margins and to expedite the installation of additional equipment to achieve the intended production rate, quality and consistency from the Company’s corn oil and high-protein system at the facility. The Company restarted its Magic Valley facility in July 2024, and by October 2024, the facility consistently achieved average ethanol production rates at full capacity, the protein content yield from the plant reached 50% or greater, and the Company was able to expand its corn oil yields. Increases in regional corn basis and declining market prices for protein and corn oil resulted in overall margin compression, outweighing the economic benefits of these plant improvements. As a consequence, the Company cold-idled its Magic Valley facility on December 31, 2024 to minimize financial losses, and the facility has remained idled through the filing of this report. The Company continues to provide ethanol terminaling services at the plant.

Basis of Presentation – Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. The Company regularly reviews accounts receivable and, based on assessments of current customer creditworthiness, estimates the portion, if any, of the customer balance that will not be collected.

Of the accounts receivable balance, approximately $55,164,000 and $41,379,000 at September 30, 2026 and December 31, 2025, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for credit losses was $44,000 and $76,000 as of September 30, 2026 and December 31, 2025, respectively. The Company recorded credit losses of $6,000 and credit loss recoveries of $3,000 for the three months ended September 30, 2026 and 2025, respectively. The Company recorded credit loss recoveries of $32,000 and $4,000 for the nine months ended September 30, 2026 and 2025, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Transferable Tax Credits, Net – The Company generates and recognizes tax credits under Section 45Z of the Internal Revenue Code for domestic clean fuel production. The Company accounts for these tax credits by analogy to IAS 20 - Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, the tax credits are recognized when there is reasonable assurance that the Company will comply with the applicable provisions of the Internal Revenue Code and that the tax credits will be received. After generation, management carries the asset related to Section 45Z credits at cost less any impairment until such credits are realized when sold to a third party. Upon sale, any difference between the amounts received and the carrying amounts is recognized in income.

Financial Instruments – The carrying values of cash and cash equivalents, restricted cash, accounts receivable, derivative assets, accounts payable, accrued liabilities and derivative liabilities are reasonable estimates of their fair values because of the short maturity of these items. The Company believes the carrying values of its long-term debt instruments are not materially different from their fair values.

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

The Company reports financial and operating performance in three reportable segments: (1) Pekin Campus production, which includes three production facilities located in Pekin, Illinois (“Pekin Campus”), (2) marketing and distribution, which includes marketing and merchant trading for Company-produced specialty alcohols, fuel-grade ethanol and essential ingredients, and sales of fuel-grade ethanol sourced from third parties, and (3) Western production, which includes the Company’s two production facilities located in Burley, Idaho and Boardman, Oregon, and its liquid CO2 plant on an aggregated basis (“Western production”).

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Sales
Pekin Campus production:
Alcohol sales	$114,482	$109,276	$336,802	$310,666
Essential ingredient sales	49,750	45,307	138,814	129,490
Intersegment sales	275	283	767	764
Total Pekin Campus sales	164,507	154,866	476,383	440,920

Marketing and distribution:
Alcohol sales	$62,048	$58,669	$164,046	$165,910
Intersegment sales	2,619	2,497	7,581	7,338
Total marketing and distribution sales	64,667	61,166	171,627	173,248

Western production:
Alcohol sales	$20,759	$17,419	$58,238	$50,218
Essential ingredient sales	9,056	8,017	25,179	24,076
Intersegment sales	494	513	1,341	1,281
Total Western production sales	30,309	25,949	84,758	75,575

Corporate and other	1,790	2,298	5,184	5,602
Intersegment eliminations	(3,388)	(3,293)	(9,689)	(9,383)
Net sales as reported	$257,885	$240,986	$728,263	$685,962

Cost of goods sold:
Pekin Campus production	$154,978	$135,942	$447,898	$431,669
Marketing and distribution	60,718	56,738	160,159	160,904
Western production	27,696	24,447	80,402	72,719
Corporate and other	1,404	2,063	3,450	5,449
Intersegment eliminations	(1,712)	(1,698)	(4,302)	(4,529)
Cost of goods sold as reported	$243,084	$217,492	$687,607	$666,212

Gross profit:
Pekin Campus production	$9,529	$18,924	$28,485	$9,251
Marketing and distribution	3,949	4,428	11,468	12,344
Western production	2,613	1,502	4,356	2,856
Corporate and other	386	235	1,734	153
Intersegment eliminations	(1,676)	(1,595)	(5,387)	(4,854)
Gross profit as reported	$14,801	$23,494	$40,656	$19,750

Income (loss) before provision for income taxes:
Pekin Campus production	$8,318	$14,694	$23,593	$(3,349)
Marketing and distribution	1,523	2,105	4,230	5,468
Western production	5,162	(1,151)	6,263	(5,754)
Corporate and other	(1,981)	(1,440)	(5,092)	(4,833)
	$13,022	$14,208	$28,994	$(8,468)
Depreciation and amortization expense:
Pekin Campus production	$5,601	$5,348	$16,693	$16,153
Marketing and distribution	—	—	—	—
Western production	737	738	2,209	2,221
Corporate and other	350	171	605	514
	$6,688	$6,257	$19,507	$18,888
Interest expense, net of capitalized interest:
Pekin Campus production	$198	$623	$1,478	$1,849
Marketing and distribution	81	86	243	249
Western production	407	1,399	1,635	4,188
Corporate and other	834	692	2,322	2,054
	$1,520	$2,800	$5,678	$8,340

The following table sets forth the Company’s total assets by operating segment (in thousands):

	September 30, 2026	December 31, 2025
Total assets:
Pekin Campus production	$217,397	$208,947
Marketing and distribution	106,176	103,911
Western production	50,853	43,131
Corporate and other	28,024	32,797
	$402,450	$388,786

3.	INVENTORIES.

Inventories consist primarily of bulk ethanol, specialty alcohols, corn, essential ingredients and unleaded fuel, and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventories are net of a valuation allowance of $331,000 and $1,007,000 as of September 30, 2026 and December 31, 2025, respectively. Inventories consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Finished goods	$31,756	$40,735
Raw materials	11,163	10,041
Work in progress	4,511	4,620
Other	6,879	6,280
Total	$54,309	$61,676

4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on alcohol sales and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price. In addition, the Company hedges anticipated sales of alcohol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and nine months ended September 30, 2026 and 2025, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and alcohols by entering into exchange-traded futures contracts or options for those commodities. These derivatives are not designated for hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net gains of $1,454,000 and $5,809,000 as the change in the fair value of these contracts for the three months ended September 30, 2026 and 2025, respectively. The Company recognized net gains of $12,119,000 and $10,179,000 as the change in the fair value of these contracts for the nine months ended September 30, 2026 and 2025, respectively.

Non-Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of September 30, 2026
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$2,055
Commodity contracts	Derivative instruments	$5,332	Derivative instruments	$1,242

	As of December 31, 2025
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Restricted cash	$2,258
Commodity contracts	Derivative instruments	$525	Derivative instruments	$1,067

The above amounts represent the gross balances of the contracts; however, the Company does have a right of offset with each of its derivative brokers, but the Company’s intent is to close out positions individually; therefore, the positions are reported at gross.

The classification and amounts of the Company’s realized and unrealized gains and losses for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains
		For the Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2026	2025

Commodity contracts	Cost of goods sold	$1,260	$3,968
		$1,260	$3,968

		Realized Gains
		For the Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2026	2025

Commodity contracts	Cost of goods sold	$7,487	$8,822
		$7,487	$8,822

		Unrealized Gains
		For the Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2026	2025

Commodity contracts	Cost of goods sold	$194	$1,841
		$194	$1,841

		Unrealized Gains
		For the Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2026	2025

Commodity contracts	Cost of goods sold	$4,632	$1,357
		$4,632	$1,357

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Kinergy line of credit	$28,169	$29,586
Orion term loan	29,900	55,000
	58,069	84,586
Less unamortized debt discount	(1,688)	(2,288)
Less unamortized debt financing costs	(1,913)	(2,671)
Less current portion	—	(16,600)
Long-term debt, net	$54,468	$63,027

Unused Borrowing Availability – As of September 30, 2026, Kinergy had $42.7 million in unused borrowing availability under its line of credit, and the Company had $65.0 million that may be available for capital improvement projects under its Orion term loan, subject to certain conditions. On October 28, 2026, the Company extended the maturity date of Kinergy’s line of credit to August 9, 2028.

6.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At September 30, 2026, the Company had entered into sales contracts with its major customers to sell certain quantities of alcohol and essential ingredients. The Company had open indexed-price alcohol sales contracts for 88,020,000 gallons as of September 30, 2026 and open fixed-price alcohol sales contracts totaling $298,062,000 as of September 30, 2026. The Company had open fixed-price sales contracts for essential ingredients totaling $13,789,000 and open indexed-price sales contracts of essential ingredients for 137,000 tons as of September 30, 2026. These sales contracts are scheduled to be completed throughout 2026 and 2027.

Purchase Commitments – At September 30, 2026, the Company had indexed-price purchase contracts to purchase 24,930,000 gallons of alcohol and fixed-price contracts to purchase $166,000 of alcohol from its suppliers. The Company had fixed-price purchase contracts to purchase $19,522,000 of corn from its suppliers as of September 30, 2026. The Company had indexed-price contracts to purchase 5,154,000 MMBTU of natural gas as of September 30, 2026. The Company also had future commitments for certain capital projects totaling $15,170,000. These purchase commitments are scheduled to be satisfied through 2027.

Litigation – General – The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, environmental regulations, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. While the Company can provide no assurances, the Company does not expect that any of its pending legal proceedings will have a material impact on the Company’s financial condition or results of operations.

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

Components of the Retirement Plan’s net periodic cost are as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Interest cost	$236	$234
Service cost	50	57
Expected return on Plan Assets	(331)	(313)
Net periodic benefit	$(45)	$(22)

	Nine Months Ended September 30,
	2026	2025
Interest cost	$709	$702
Service cost	150	171
Expected return on Plan Assets	(992)	(938)
Net periodic benefit	$(133)	$(65)

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

Components of the Postretirement Plan’s net periodic cost are as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Interest cost	$47	$48
Service cost	4	4
Amortization of net gains	(7)	(27)
Net periodic expense	$44	$25

	Nine Months Ended September 30,
	2026	2025
Interest cost	$140	$145
Service cost	12	11
Amortization of net gains	(20)	(81)
Net periodic expense	$132	$75

8.	FAIR VALUE MEASUREMENTS.

The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels, as follows:

●	Level 1 – Observable inputs – unadjusted quoted prices in active markets for identical assets and liabilities;

●	Level 2 – Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data; and

●	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable. For fair value measurements using significant unobservable inputs, a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period.

Pooled separate accounts – Pooled separate accounts were invested primarily in domestic and international stocks, commercial paper or single mutual funds at December 31, 2025. The net asset value is used as a practical expedient to determine fair value for these accounts. Each pooled separate account provides for redemptions by the Retirement Plan at reported net asset values per share, with little to no advance notice requirement; therefore, these funds are classified within Level 2 of the valuation hierarchy.

Derivative Financial Instruments – The Company’s derivative financial instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

Transferable Tax Credits Generated, Net – Transferable tax credits generated, net, consist of the Company’s estimated net proceeds from the sale of credits. The fair value is based on estimates of, among others, actual gallons qualified for sale, gross tax credit per gallon, sales discount, broker fees and insurance costs, which are designated as Level 3 inputs. See Note 1 for additional information.

The following table summarizes recurring and nonrecurring fair value measurements by level as of and for the three months ended September 30, 2026 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Transferable tax credits generated, net	$7,565	$—	$—	$7,565
Derivative financial instruments	5,332	5,332	—	—
	$12,897	$5,332	$—	$7,565

Liabilities:
Derivative financial instruments	$1,242	$1,242	$—	$—

The following table summarizes recurring and nonrecurring fair value measurements by level at December 31, 2025 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments	$525	$525	$—	$—
Transferable tax credits generated, net	7,500	—	—	7,500
Defined benefit plan assets(1)
(pooled separate accounts):
Large U.S. Equity(2)	8,060	—	8,060	—	36%
Small/Mid U.S. Equity(3)	3,574	—	3,574	—	16%
International Equity(4)	3,479	—	3,479	—	16%
Fixed Income(5)	6,988	—	6,988	—	32%
	$30,126	$525	$22,101	$7,500

Liabilities:
Derivative financial instruments	$1,067	$1,067	$—	$—

(1)	Included in other assets, net of defined benefit obligation, in the condensed consolidated balance sheets.
(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

The following table summarizes the roll-forward of Level 3 fair value measurements as of September 30, 2026 (in thousands):

Balance as of December 31, 2025	$7,500
Transferable tax credits generated, net	3,900
Other	130
Balance as of March 31, 2026	$11,530
Transferable tax credits generated, net	5,112
Proceeds from sale of 2025 tax credits	(8,852)
Other	475
Balance as of June 30, 2026	$8,265
Transferable tax credits generated, net	7,565
Other	(1)
Balance as of September 30, 2026	$15,829

9.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30, 2026
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$13,022
Less: Preferred stock dividends	(319)
Basic income per share:
Income attributable to common stockholders	$12,703	75,756	$0.17
Add: Dilutive securities	—	1,840
Diluted income per share:
Income attributable to common stockholders	$12,703	77,596	$0.16

	Three Months Ended September 30, 2025
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$14,208
Less: Preferred stock dividends	(319)
Basic and diluted income per share:
Income attributable to common stockholders	$13,889	74,777	$0.19

	Nine Months Ended September 30, 2026
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$28,994
Less: Preferred stock dividends	(946)
Basic income per share:
Income attributable to common stockholders	$28,048	75,381	$0.37
Add: Dilutive securities	—	1,478
Diluted income per share:
Income attributable to common stockholders	$28,048	76,859	$0.36

	Nine Months Ended September 30, 2025
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(8,468)
Less: Preferred stock dividends	(946)
Basic and diluted loss per share:
Loss attributable to common stockholders	$(9,414)	74,415	$(0.13)

There were an additional 981,000 aggregate potentially dilutive weighted-average shares from convertible securities outstanding for the three and nine months ended September 30, 2026 and September 30, 2025. These securities were not considered in calculating diluted net income (loss) per share for the three and nine months ended September 30, 2026 and 2025, as their effects would have been anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this report. This report and our condensed consolidated financial statements and notes to condensed consolidated financial statements contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are intended to be covered by the safe harbor provisions of those sections. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies, and statements of the assumptions underlying or relating to any of the foregoing. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including:

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

We operate five alcohol production facilities. Three of our production facilities are located in Illinois, one is located in Oregon, and another is located in Idaho. We have an annual alcohol production capacity of 330 million gallons, including both renewable fuels and specialty alcohols including industrial-, pharmaceutical-, and high-quality food- and beverage-grade alcohols. Of this amount, we can produce up to 110 million gallons annually of specialty alcohols, depending on our product mix among high-quality beverage-grade alcohol and other quality specification alcohols. We market and distribute all of the alcohols produced at our facilities as well as alcohols produced by third parties. In 2025, we marketed and distributed approximately 350 million gallons combined of our own produced alcohols as well as fuel-grade ethanol produced by third parties, and over 1.2 million tons of essential ingredients.

We also own and operate a liquid carbon dioxide, or CO2, production facility adjacent to our plant in Oregon for the offtake of CO2 gas from the plant for conversion to liquid CO2 and subsequent sale. In addition, we break bulk and distribute specialty alcohols produced by us and third parties.

We report our financial and operating performance in three distinct segments:

●	Pekin Campus production, which includes the production and sale of alcohols and other products we refer to as “essential ingredients” described below, produced at our three production facilities located in Pekin, Illinois, which we refer to as our Pekin Campus;

●	Marketing and distribution, which includes marketing and merchant trading for company-produced alcohols and essential ingredients on an aggregated basis, and sales of fuel-grade ethanol sourced from third parties; and

●	Western production, which includes the production and sale of renewable fuels and essential ingredients produced at our production facilities located in Burley, Idaho, and Boardman, Oregon, including our liquid CO2 plant, on an aggregated basis, none of which is individually so significant as to be considered a separately reportable segment.

Our mission is to produce the highest quality, sustainable ingredients that make everyday products better. We intend to accomplish this goal in part by investing in our specialized and higher-value specialty alcohol production and distribution infrastructure, expanding production in high-demand essential ingredients, expanding and extending the sale of our products into new regional and international markets, building efficiencies and economies of scale and capturing a greater portion of the value stream.

Production Segments

We produce specialty alcohols, renewable fuels and essential ingredients, focusing on five key markets: Health, Home & Beauty; Food & Beverage; Industry & Agriculture; Essential Ingredients; and Renewable Fuels. Products for Health, Home & Beauty markets include specialty alcohols used in mouthwash, cosmetics, pharmaceuticals, hand sanitizers, disinfectants and cleaners. Products for Food & Beverage markets include grain neutral spirits used in alcoholic beverages and vinegar, as well as corn germ used for corn oils. Products for Industry & Agriculture markets include alcohols and other products for paint applications, inks, vehicle fluids and fertilizers. Products for Essential Ingredients markets include dried yeast, corn protein meal, corn protein feed, corn germ, distillers grains, gas and liquid CO2 and liquid feed used in commercial animal feed and pet foods. We also sell yeast, and gas and liquid CO2 for human consumption. Our products for the Renewable Fuels markets include fuel-grade ethanol and distillers corn oil used as a feedstock for renewable diesel and biodiesel fuels. Our specialty alcohols for the Industry & Agriculture, Food & Beverage and Health, Home & Beauty markets represented approximately 11%, 6% and 2%, respectively, of our total net sales in 2025, to customers in these three markets.

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

All of our production facilities, other than our Magic Valley plant, operated throughout the periods presented, subject to scheduled and unscheduled downtime for repair and maintenance.

Our Magic Valley facility has remained cold-idled since December 31, 2024 to minimize financial losses. We continue to provide ethanol terminaling services at the plant and may resume operations at the facility if the economic environment in the region sustainably improves.

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

Financial Review, Current Initiatives and Outlook

The third quarter of 2026 represents our fifth consecutive quarter of positive gross profit, income from operations, net income and Adjusted EBITDA. For the third quarter, we generated net sales of $257.9 million, gross profit of $14.8 million, net income attributable to common stockholders of $12.7 million, or $0.16 per diluted share, and Adjusted EBITDA of $21.0 million, compared to Adjusted EBITDA of $21.4 million for the third quarter of 2025. For the nine months ended September 30, 2026, we generated net income attributable to common stockholders of $28.0 million, or $0.36 per diluted share, and Adjusted EBITDA of $49.3 million, compared to a net loss attributable to common stockholders of $9.4 million, or $0.13 per share, and Adjusted EBITDA of $16.7 million for the same period in 2025. Our third quarter results were driven by the strength of our core operations, as reflected in our $7.0 million of income from operations, plus $7.6 million of Section 45Z clean fuel production tax credit earnings, net of estimated monetization costs, adding to an already solid foundation. As our track record grows, so does our confidence that our diversified operating model can generate positive Adjusted EBITDA on an annual basis through commodity cycles, while providing meaningful upside when market conditions are favorable, and that our diversified logistical platform enables us to pursue the highest value for our products under prevailing market conditions.

Industry crush margins remained healthy and profitable during the third quarter. Higher domestic blend rates, due in part to greater adoption of E15 in response to high gasoline and renewable identification number, or RIN, prices, together with continued strong industry export demand, supported improved ethanol pricing. Corn prices rose along with expectations for lower yields from this year’s harvest. While higher corn costs contributed to the year-over-year decline in market crush margins, they also supported improved values for our essential ingredients. Crush margins remained healthy and profitable in October 2026 at $0.32 per gallon.

During the third quarter, we completed our renewable fuel export shipments under the contracts we entered into in late 2025. With global market conditions shifting, we elected to sell more of our renewable fuel domestically, where our economics are currently more favorable than selling into Europe. Although we expect domestic sales to remain the more attractive option through the end of 2026, we are beginning to see more compelling economics for resuming renewable fuel exports to Europe in 2027.

We continue to make progress on our production and capital improvement initiatives. At our Pekin dry mill, the debottlenecking project we completed in the second quarter is performing in line with our plan following the restart of the facility. We remain on target to increase the dry mill’s annual production capacity by approximately 8%, or 5 million gallons, allowing us to exit 2026 at our new targeted annual run rate of approximately 65 million gallons. At our Pekin Campus, the first phase of our barge dock project, which added a new liquid loadout, is complete and operational, and we expect to complete the second phase, consisting of improvements to the existing dock, by the end of 2026. We expect these investments to provide greater logistics flexibility and loading capacity while helping us better leverage the strategic value of our Pekin location. At our Columbia facility, we expect to complete the installation of a third CO2 storage tank before the end of 2026, providing additional capacity to capture more of our existing CO2 production and to serve the growing demand for liquid CO2 in the Pacific Northwest.

We remain on track to qualify 90 million gallons or more of combined production for Section 45Z tax credits in 2026. As a result of our efforts to lower our carbon intensity scores, we now project our Columbia facility to qualify for $0.30 per gallon and our Pekin dry mill to qualify for $0.20 per gallon, in each case on a gross credit basis. Accordingly, we now expect to generate a minimum of $20.0 million of Section 45Z tax credit earnings, net of estimated monetization costs, in 2026, compared to our previously expected minimum of $15.0 million. This expected minimum does not include any incremental Section 45Z tax credit earnings from low carbon intensity corn supplied by farmers under our cooperative agreements described below.

In addition to increasing production capacity at our Pekin dry mill, we have begun partnering with farmers to lower the carbon intensity of our qualified production. With clarifying rules on recognizing climate-smart farming practices, we are working to convert those practices into value for us and our agricultural partners. During the third quarter, we entered into our first multi-year agreement with a local farmer cooperative to supply up to 20 million bushels of low carbon intensity corn for our Pekin Campus and to share the resulting Section 45Z benefit with the cooperative’s members, and we are working to finalize additional agreements. We expect the earnings contribution from this first agreement to be modest in 2026, but to build in 2027 as participating farmers adopt additional measures beginning this fall. In addition, at our Columbia facility, we are completing the first phase of an energy reduction project in the fourth quarter of 2026 to further lower the facility’s carbon intensity score and support our Section 45Z earnings initiatives. We continue to work to capture additional Section 45Z earnings in 2026 and beyond, primarily by qualifying more gallons and by exploring additional opportunities to lower our carbon footprint.

During the third quarter, we generated approximately $13.0 million of cash from operating activities, which supported a $6.5 million paydown of Kinergy’s operating line of credit and approximately $4.0 million of capital expenditures. Over the past twelve months, we have reduced our term debt by $30.0 million, which we expect will lower our debt servicing costs by approximately $4.3 million annually. In the near term, our capital allocation priority is high-return projects that expand capacity and improve efficiencies. Longer term, we intend to pursue additional ways to monetize our CO2 revenue stream relative to alternatives.

Looking ahead, we believe industry tailwinds are supporting healthy ethanol demand and strengthening our strategic position. The outlook for E15 improved meaningfully in September 2026 when California enacted legislation clearing the way for year-round E15 sales in the state. California is one of the nation’s largest gasoline markets, and we believe E15 could add an estimated 600 million gallons or more of annual ethanol demand as adoption ramps up. Year-round E15 sales are also available in several Midwestern states, and bipartisan support for permanent, nationwide year-round E15 sales continues to grow. Approximately 95% of vehicles are already compatible with E15, and, according to the National Corn Growers Association and Ethanol Producer Magazine, nationwide year-round E15 adoption could increase annual U.S. ethanol demand by approximately 50%, or 5 to 7 billion gallons. Taken together, we believe these developments set the stage for a more favorable margin environment and improved industry utilization. We believe our Columbia facility and our Western marketing and distribution capabilities position us well to serve the California market.

Having completed a strategic realignment over the past three years, we believe we are in a strong position to create value. Our cost structure is leaner, our operating model is working as intended and our diversified product portfolio is unlocking premium value opportunities. We believe we are well positioned to benefit from favorable industry fundamentals, and we are executing plans to grow, drive profitability and build shareholder value.

Use of Non-GAAP Financial Measures

Management believes that certain financial measures not in accordance with generally accepted accounting principles, or GAAP, are useful in evaluating our operating performance. Management provides Adjusted EBITDA as a non-GAAP financial measure so that investors will have the same financial information that management uses, which may assist investors in properly assessing our performance on a period-over-period basis.

We define Adjusted EBITDA as unaudited consolidated net income or loss before interest expense, interest income, unrealized derivative gains and losses, excess insurance proceeds, acquisition-related income or expense, provision or benefit for income taxes, asset impairments, and depreciation and amortization expense.

A table is provided below to reconcile Adjusted EBITDA to its most directly comparable GAAP measure, net income (loss). Adjusted EBITDA is not a measure of financial performance under GAAP and should not be considered as an alternative to net income (loss) or any other measure of performance under GAAP, or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under GAAP.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands) (unaudited)	2026	2025	2026	2025
Net income (loss)	$13,022	$14,208	$28,994	$(8,468)
Adjustments:
Interest expense, net	1,520	2,800	5,678	8,340
Interest income	(83)	(56)	(249)	(206)
Unrealized derivative gains	(194)	(1,841)	(4,632)	(1,357)
Acquisition-related income	—	—	—	(460)
Depreciation and amortization expense	6,688	6,257	19,507	18,888
Total adjustments	7,931	7,160	20,304	25,205
Adjusted EBITDA	$20,953	$21,368	$49,298	$16,737

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses for each period. We believe that our critical accounting estimates, defined as those estimates that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain, are the impairment of long-lived assets and the valuation allowance for deferred taxes. These critical accounting estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Certain performance metrics that we believe are important indicators of our results of operations include the following:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2026	2025	Variance	2026	2025	Variance
Alcohol Sales (gallons in millions)
Pekin Campus renewable fuel gallons sold	32.0	31.6	1.3%	94.8	93.1	1.8%
Western production renewable fuel gallons sold	9.1	8.1	12.3%	26.7	24.7	8.1%
Third-party renewable fuel gallons sold	26.4	27.1	(2.6)%	73.9	81.2	(9.0)%
Total renewable fuel gallons sold	67.5	66.8	1.0%	195.4	199.0	(1.8)%
Specialty alcohol gallons sold	21.5	22.4	(4.0)%	68.0	66.6	2.1%
Total gallons sold	89.0	89.2	(0.2)%	263.4	265.6	(0.8)%

Sales Price per Gallon
Pekin Campus	$2.16	$2.05	5.4%	$2.08	$1.97	5.6%
Western production	$2.28	$2.14	6.5%	$2.18	$2.03	7.4%
Marketing and distribution	$2.35	$2.17	8.3%	$2.22	$2.04	8.8%
Average sales price per gallon	$2.23	$2.09	6.7%	$2.13	$1.99	7.0%

Alcohol Production (gallons in millions)
Pekin Campus	53.7	55.5	(3.2)%	156.7	160.8	(2.5)%
Western production	9.4	8.2	14.6%	26.3	24.8	6.0%
Total production gallons	63.1	63.7	(0.9)%	183.0	185.6	(1.4)%

Corn Cost per Bushel
Pekin Campus	$4.62	$4.44	4.1%	$4.55	$4.64	(1.9)%
Western production	$5.85	$5.36	9.1%	$5.66	$5.67	(0.2)%
Average cost per bushel	$4.79	$4.55	5.3%	$4.70	$4.77	(1.5)%

Average Market Metrics
PLATTS ethanol price per gallon	$2.01	$1.84	9.2%	$1.89	$1.76	7.4%
CME Corn cost per bushel	$4.78	$4.01	19.2%	$4.53	$4.41	2.7%
Board corn crush per gallon (1)	$0.30	$0.41	(26.8)%	$0.27	$0.19	42.1%

Essential Ingredients Sold (in thousands of tons)
Pekin Campus
Distillers grains	86.8	91.3	(4.9)%	235.4	252.2	(6.7)%
CO2	55.6	55.6	—%	144.1	146.0	(1.3)%
Corn wet feed	30.0	22.9	31.0%	86.2	86.1	0.1%
Corn dry feed	25.0	27.1	(7.7)%	70.7	72.3	(2.2)%
Corn oil and germ	19.2	19.5	(1.5)%	56.4	58.0	(2.8)%
Syrup and other	10.2	9.7	5.2%	31.3	29.7	5.4%
Corn meal	10.1	9.8	3.1%	27.8	27.5	1.1%
Yeast	5.9	6.3	(6.3)%	17.9	18.5	(3.2)%
Total Pekin Campus essential ingredients sold	242.8	242.2	0.2%	669.8	690.3	(3.0)%

Western production
Distillers grains	65.4	59.2	10.5%	192.5	179.2	7.4%
CO2	15.4	16.1	(4.3)%	42.7	43.0	(0.7)%
Corn oil	0.9	0.9	—%	2.6	3.2	(18.8)%
Syrup and other	0.6	0.7	(14.3)%	2.0	2.7	(25.9)%
Total Western production essential ingredients sold	82.3	76.9	7.0%	239.8	228.1	5.1%

Total Essential Ingredients Sold	325.1	319.1	1.9%	909.6	918.4	(1.0)%

Essential Ingredients Return (2)
Pekin Campus Return	54.5%	52.4%	4.0%	53.4%	48.1%	11.0%
Western Production Return	48.7%	53.5%	(9.0)%	50.0%	51.1%	(2.2)%
Consolidated Total Return	53.5%	52.5%	1.9%	52.8%	48.6%	8.6%

(1)	Board corn crush represents the Platts ethanol price per gallon less the CME corn price per bushel divided by 2.80, the assumed gallons of alcohol produced per bushel of corn.
(2)	Essential ingredients revenues as a percentage of total corn costs consumed.

Net Sales, Cost of Goods Sold and Gross Profit

The following table presents our net sales, cost of goods sold and gross profit in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent

Net sales	$257,885	$240,986	$16,899	7.0%	$728,263	$685,962	$42,301	6.2%
Cost of goods sold	243,084	217,492	25,592	11.8%	687,607	666,212	21,395	3.2%
Gross profit	$14,801	$23,494	$(8,693)	(37.0)%	$40,656	$19,750	$20,906	105.9%
Percentage of net sales	5.7%	9.7%			5.6%	2.9%

Three Months ended September 30, 2026 as compared to Three Months ended September 30, 2025

Net Sales

The increase in our consolidated net sales for the three months ended September 30, 2026 as compared to the same period in 2025 is primarily attributable to higher average sales prices per gallon across all of our business segments as well as higher average sales prices of essential ingredients due to a stronger commodity price environment. Renewable fuel prices improved due to continued demand from strong domestic blending, including greater adoption of E15, and global export demand, and were supported by higher corn prices. Higher sales prices of our essential ingredients were supported by rising corn costs, and, with renewable volume obligation requirements set, improved demand for corn oil as a feedstock for renewable diesel and biodiesel increased the sales prices of our corn oil and germ products. These increases were partially offset by a $2.4 million decrease in net sales from our renewable fuel exports, driven by lower export sales volumes, although at a higher average premium, as we elected to sell additional volumes of renewable fuel domestically, where our economics were more favorable under prevailing market conditions.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment increased by $5.2 million, or 5%, to $114.5 million for the three months ended September 30, 2026 as compared to $109.3 million for the same period in 2025. Our total volume of alcohol sold decreased by 0.2 million gallons, or less than 1%, to 53.1 million gallons for the three months ended September 30, 2026 as compared to 53.3 million gallons for the same period in 2025. The increase of $0.11, or 5%, in the segment’s average sales price per gallon for the three months ended September 30, 2026 as compared to the same period in 2025 improved our net sales from the segment by $5.6 million. With the segment’s average sales price per gallon of $2.16 for the three months ended September 30, 2026, we generated $0.4 million less in net sales from the 0.2 million fewer gallons of alcohol sold in the three months ended September 30, 2026 as compared to the same period in 2025.

Net sales of essential ingredients from our Pekin Campus production segment improved by $4.5 million, or 10%, to $49.8 million for the three months ended September 30, 2026 as compared to $45.3 million for the same period in 2025. Our total volume of essential ingredients sold increased by 600 tons, or less than 1%, to 242,800 tons for the three months ended September 30, 2026 as compared to 242,200 tons for the same period in 2025. The increase of $17.84, or 10%, in the segment’s average sales price per ton for the three months ended September 30, 2026 as compared to the same period in 2025 increased our net sales from the segment by $4.3 million. With the segment’s average sales price per ton of $204.90 for the three months ended September 30, 2026, we generated $0.2 million in additional net sales from the 600 additional tons of essential ingredients sold in the three months ended September 30, 2026 as compared to the same period in 2025.

Marketing and Distribution Segment

Net sales of alcohol from our marketing and distribution segment, excluding intersegment sales, increased $3.3 million, or 6%, to $62.0 million for the three months ended September 30, 2026 as compared to $58.7 million for the same period in 2025. Our volume of third-party alcohol sold reported gross by the segment decreased by 0.7 million gallons, or 3%, to 26.4 million gallons for the three months ended September 30, 2026 as compared to 27.1 million gallons for the same period in 2025. The $0.18 per gallon, or 8%, increase in the segment’s average sales price per gallon for the three months ended September 30, 2026 as compared to the same period in 2025 resulted in a $4.9 million increase in our net sales from third-party renewable fuel sold by the segment. With the segment’s average sales price per gallon of $2.35 for the three months ended September 30, 2026, we realized $1.6 million less in net sales from the 0.7 million fewer gallons of third-party alcohol sold gross in the three months ended September 30, 2026 as compared to the same period in 2025.

Western Production Segment

Net sales of alcohol from our Western production segment increased by $3.4 million, or 20%, to $20.8 million for the three months ended September 30, 2026 as compared to $17.4 million for the same period in 2025. Our total volume of alcohol sold increased by 1.0 million gallons, or 12%, to 9.1 million gallons for the three months ended September 30, 2026 as compared to 8.1 million gallons for the same period in 2025. With the segment’s average sales price per gallon of $2.28 for the three months ended September 30, 2026, we realized $2.3 million in additional net sales from the 1.0 million additional gallons of alcohol sold in the three months ended September 30, 2026 as compared to the same period in 2025. The increase of $0.14, or 7%, in the segment’s average sales price per gallon for the three months ended September 30, 2026 as compared to the same period in 2025 increased our net sales from the segment by $1.1 million.

Net sales of essential ingredients from our Western production segment increased by $1.1 million, or 14%, to $9.1 million for the three months ended September 30, 2026 as compared to $8.0 million for the same period in 2025. Our total volume of essential ingredients sold increased by 5,400 tons, or 7%, to 82,300 tons for the three months ended September 30, 2026 from 76,900 tons for the same period in 2025. The increase of $5.78, or 6%, in the segment’s average sales price per ton for the three months ended September 30, 2026 as compared to the same period in 2025 increased our net sales of essential ingredients from the segment by $0.4 million. With the segment’s average sales price per ton of $110.04 for the three months ended September 30, 2026, we generated $0.7 million in additional net sales from the 5,400 additional tons of essential ingredients sold in the three months ended September 30, 2026 as compared to the same period in 2025.

Corporate and Other

Net sales of alcohol from corporate and other decreased by $0.5 million, or 22%, to $1.8 million for the three months ended September 30, 2026 as compared to $2.3 million for the same period in 2025. These sales are from Eagle Alcohol’s business.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit declined to $14.8 million for the three months ended September 30, 2026 from $23.5 million for the same period in 2025, representing a gross margin of 5.7% for the three months ended September 30, 2026 as compared to 9.7% for the same period in 2025.

The decrease in gross profit was primarily attributable to lower alcohol margins at our Pekin Campus, reflecting lower industry crush margins, as the crush margin declined by $0.11 per gallon to $0.30 per gallon for the three months ended September 30, 2026 from $0.41 per gallon for the same period in 2025, which reduced our gross profit by approximately $6.5 million. Of this reduction, $4.9 million is reflected in net realized gains and losses on corn hedges we establish to bridge the period between contracting for and grinding corn, which allow us to capture the approximate market crush margin at the point of sale and are recognized in cost of goods sold. Net derivative gains decreased by $4.3 million, to $1.5 million for the three months ended September 30, 2026 from $5.8 million for the same period in 2025. In addition, because we contract our specialty alcohols at fixed prices in advance, rising ethanol prices narrowed the premium we earned on our specialty alcohols over renewable fuel by $1.8 million as compared to the same period in 2025. This decrease was more than offset by a $2.2 million increase in realized gains on derivative positions we use to lock in that premium upon contracting for future sales, which are reflected as a reduction to cost of goods sold, resulting in a net improvement in gross profit from our specialty alcohols of $0.4 million, or $0.02 per gallon. Our gross profit also benefited from higher essential ingredient returns, which improved to 53.5% from 52.5%.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit, net of intercompany activity, decreased by $9.4 million to $10.4 million for the three months ended September 30, 2026 as compared to $19.8 million for the same period in 2025. This decrease was primarily attributable to lower alcohol sales margins and lower gains on our commodity derivative positions, partially offset by higher average sales prices, which more than offset higher corn costs, and higher essential ingredient returns.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit, net of intercompany activity, decreased by $0.6 million to $1.6 million for the three months ended September 30, 2026 as compared to $2.2 million for the same period in 2025. Of this decline, $0.5 million is attributable to lower margins from sales of third-party renewable fuel and $0.1 million is attributable to lower sales volumes.

Western Production Segment

Our Western production segment’s gross profit, net of intercompany activity, increased by $1.1 million to $2.4 million for the three months ended September 30, 2026 as compared to $1.3 million for the same period in 2025. Of this improvement, $0.9 million is attributable to higher renewable fuel margins and $0.2 million is attributable to higher sales volumes.

Corporate and Other

Gross profit from corporate and other increased by $0.2 million to $0.4 million for the three months ended September 30, 2026 as compared to $0.2 million for the same period in 2025, all of which was attributable to Eagle Alcohol’s business.

Nine Months ended September 30, 2026 as compared to Nine Months ended September 30, 2025

Net Sales

The increase in our consolidated net sales for the nine months ended September 30, 2026 as compared to the same period in 2025 is primarily attributable to higher average sales prices per gallon across all of our business segments and higher average sales prices for essential ingredients at our Pekin Campus, partially offset by slightly lower total volumes sold.

Pekin Campus Production Segment

Net sales of alcohol from our Pekin Campus production segment increased by $26.1 million, or 8%, to $336.8 million for the nine months ended September 30, 2026 as compared to $310.7 million for the same period in 2025. Our total volume of production gallons sold increased by 3.6 million gallons, or 2%, to 161.6 million gallons for the nine months ended September 30, 2026 as compared to 158.0 million gallons for the same period in 2025. The increase of $0.11, or 6%, in the segment’s average sales price per gallon for the nine months ended September 30, 2026 as compared to the same period in 2025 increased our net sales from the segment by $18.6 million. With the segment’s average sales price per gallon of $2.08 for the nine months ended September 30, 2026, we generated $7.5 million in additional net sales from the 3.6 million additional gallons of alcohol sold in the nine months ended September 30, 2026 as compared to the same period in 2025.

Net sales of essential ingredients from our Pekin Campus production segment increased by $9.3 million, or 7%, to $138.8 million for the nine months ended September 30, 2026 as compared to $129.5 million for the same period in 2025. Our total volume of essential ingredients sold decreased by 20,500 tons, or 3%, to 669,800 tons for the nine months ended September 30, 2026 from 690,300 tons for the same period in 2025. The increase of $19.66, or 10%, in the segment’s average sales price per ton for the nine months ended September 30, 2026 as compared to the same period in 2025 increased our net sales from the segment by $13.6 million. With the segment’s average sales price per ton of $207.25 for the nine months ended September 30, 2026, we generated $4.3 million less in net sales from the 20,500 fewer tons of essential ingredients sold in the nine months ended September 30, 2026 as compared to the same period in 2025.

Marketing and Distribution Segment

Net sales of alcohol from our marketing and distribution segment, excluding intersegment sales, declined by $1.9 million, or 1%, to $164.0 million for the nine months ended September 30, 2026 as compared to $165.9 million for the same period in 2025.

Our volume of third-party renewable fuel sold reported gross by the segment decreased by 7.3 million gallons, or 9%, to 73.9 million gallons for the nine months ended September 30, 2026 as compared to 81.2 million gallons for the same period in 2025. With the segment’s average sales price per gallon of $2.22 for the nine months ended September 30, 2026, we realized $16.2 million less in net sales from the 7.3 million fewer gallons of third-party renewable fuel sold gross in the nine months ended September 30, 2026 as compared to the same period in 2025. The $0.18 per gallon, or 9%, increase in the segment’s average sales price per gallon for the nine months ended September 30, 2026 as compared to the same period in 2025 resulted in a $14.3 million increase in our net sales from third-party renewable fuel sold by the segment.

Western Production Segment

Net sales of alcohol from our Western production segment increased by $8.0 million, or 16%, to $58.2 million for the nine months ended September 30, 2026 as compared to $50.2 million for the same period in 2025. Our total volume of alcohol sold increased by 2.0 million gallons, or 8%, to 26.7 million gallons for the nine months ended September 30, 2026 as compared to 24.7 million gallons for the same period in 2025. With the segment’s average sales price per gallon of $2.18 for the nine months ended September 30, 2026, we generated $4.4 million in additional net sales from the 2.0 million additional gallons of alcohol sold in the nine months ended September 30, 2026 as compared to the same period in 2025. The increase of $0.15, or 7%, in the segment’s average sales price per gallon for the nine months ended September 30, 2026 as compared to the same period in 2025 improved our net sales from the segment by $3.6 million.

Net sales of essential ingredients from our Western production segment increased by $1.1 million, or 5%, to $25.2 million for the nine months ended September 30, 2026 as compared to $24.1 million for the same period in 2025. Our total volume of essential ingredients sold increased by 11,700 tons, or 5%, to 239,800 tons for the nine months ended September 30, 2026 from 228,100 tons for the same period in 2025. With the segment’s average sales price per ton of $105.00 for the nine months ended September 30, 2026, we generated $1.2 million in additional net sales from the 11,700 additional tons of essential ingredients sold in the nine months ended September 30, 2026 as compared to the same period in 2025. The decrease of $0.55, or less than 1%, in the segment’s average sales price per ton for the nine months ended September 30, 2026 as compared to the same period in 2025 reduced our net sales of essential ingredients from the segment by $0.1 million.

Corporate and other

Net sales of alcohol from corporate and other decreased by $0.4 million, or 7%, to $5.2 million for the nine months ended September 30, 2026 as compared to $5.6 million for the same period in 2025. These sales are attributable to Eagle Alcohol’s business.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit improved to $40.7 million for the nine months ended September 30, 2026 from $19.8 million for the same period in 2025, representing a gross margin of 5.6% for the nine months ended September 30, 2026 as compared to 2.9% for the same period in 2025.

The increase in gross profit was primarily attributable to higher alcohol margins at our Pekin Campus, reflecting a stronger crush margin environment, as the crush margin increased by $0.08 per gallon to $0.27 per gallon from $0.19 per gallon, lower Pekin Campus corn costs per bushel and higher essential ingredient returns. Net gains on our commodity derivative positions, which are recognized in cost of goods sold, were $12.1 million for the nine months ended September 30, 2026 as compared to $10.2 million for the same period in 2025.

Pekin Campus Production Segment

Our Pekin Campus production segment’s gross profit, net of intercompany activity, improved by $19.2 million to $30.4 million for the nine months ended September 30, 2026 as compared to $11.2 million for the same period in 2025. Of this improvement, $18.6 million is attributable to higher alcohol sales margins and $0.6 million is attributable to higher sales volumes.

Marketing and Distribution Segment

Our marketing and distribution segment’s gross profit, net of intercompany activity, declined by $1.9 million to $4.7 million for the nine months ended September 30, 2026 as compared to $6.6 million for the same period in 2025. Of this decline, $1.5 million is primarily attributable to lower margins from sales of third-party renewable fuel and $0.4 million is attributable to lower sales volumes.

Western Production Segment

Our Western production segment’s gross profit, net of intercompany activity, improved by $2.0 million to $3.8 million for the nine months ended September 30, 2026 as compared to $1.8 million for the same period in 2025. Of this increase, $1.7 million is attributable to higher renewable fuel margins and $0.3 million is attributable to higher sales volumes.

Corporate and other

Gross profit from corporate and other improved by $1.5 million to $1.7 million for the nine months ended September 30, 2026 as compared to $0.2 million for the same period in 2025, all of which was attributable to Eagle Alcohol’s business.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Selling, general and administrative expenses	$7,786	$6,514	$1,272	19.5%	$22,502	$19,875	$2,627	13.2%
Percentage of net sales	3.0%	2.7%			3.1%	2.9%

Our SG&A expenses increased for the three and nine months ended September 30, 2026 as compared to the same periods in 2025. The period-over-period increases in SG&A expenses are primarily due to higher compensation and benefits costs, reflecting inflationary impacts, higher professional fees associated with our efforts to qualify for additional Section 45Z clean fuel production tax credits and business development costs as we assess options to further improve our production processes and modernize our facilities. These increases were partially offset by the continued benefits of last year’s initiatives to right-size our staffing levels and reduce costs.

Net Income (Loss) Attributable to Common Stockholders

The following table presents our net income (loss) attributable to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Net income (loss) attributable to common stockholders	$12,703	$13,889	$(1,186)	(8.5)%	$28,048	$(9,414)	$37,462	NM*
Percentage of net sales	4.9%	5.8%			3.9%	(1.4)%

*	Not meaningful

The decrease in our net income attributable to common stockholders for the three months ended September 30, 2026 as compared to the same period in 2025 is primarily due to lower gross profit and higher SG&A expenses, as discussed above, partially offset by $7.6 million of Section 45Z clean fuel production tax credits, net of estimated monetization costs, and a $1.3 million reduction in interest expense due to lower outstanding debt balances. The increase in our net income attributable to common stockholders for the nine months ended September 30, 2026 as compared to the same period in 2025 is primarily due to higher gross profit, as discussed above, $16.6 million of Section 45Z clean fuel production tax credits, net of estimated monetization costs, and a $2.7 million reduction in interest expense due to lower outstanding debt balances, partially offset by higher SG&A expenses. For the three- and nine-month periods in 2026, we recorded no provision for income taxes because we expect to use a portion of our net operating loss carryforwards to offset taxable income for the year.

Liquidity and Capital Resources

During the nine months ended September 30, 2026, we generated positive cash flow from our operations. In addition to funding our operations, we used our capital resources to make $25.1 million of principal payments on our term debt, ending the period with $29.9 million in term debt outstanding. We also made net payments of $1.4 million on Kinergy’s operating line of credit, reducing our total debt by $26.5 million during the period. As of September 30, 2026, we had $25.7 million in cash, cash equivalents and restricted cash, $42.7 million of unused borrowing availability under Kinergy’s operating line of credit and $65.0 million that may be available for capital improvement projects under our Orion term loan. In addition, in August 2026, we established an at-the-market equity offering program under which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million. As of the date of this report, we have not sold any shares under the program. See “—At-the-Market Offering Program” below.

As of September 30, 2026, we had $15.8 million of transferable tax credits, net of estimated monetization costs. We expect to sell these Section 45Z tax credits in the first half of 2027, and we expect the proceeds to provide an additional source of liquidity to strengthen our balance sheet and fund growth investments.

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

	September 30, 2026	December 31, 2025	Change
Cash, cash equivalents and restricted cash	$25,650	$25,673	(0.1)%
Current assets	$169,706	$155,917	8.8%
Property and equipment, net	$195,568	$198,501	(1.5)%
Current liabilities	$50,096	$59,071	(15.2)%
Long-term debt, net	$54,468	$63,027	(13.6)%
Working capital	$119,610	$96,846	23.5%
Working capital ratio	3.39	2.64	28.4%

Restricted Net Assets

At September 30, 2026, we had approximately $71.6 million of net assets at our subsidiaries that were not available to be transferred to Alto Ingredients, Inc. in the form of dividends, distributions, loans or advances due to restrictions contained in our subsidiaries’ credit facilities.

Changes in Working Capital and Cash Flows

Working capital improved to $119.6 million at September 30, 2026 from $96.8 million at December 31, 2025 as a result of an increase of $13.8 million in current assets and a decrease of $9.0 million in current liabilities.

Current assets increased primarily due to increases in accounts receivable, transferable tax credits and derivative instruments, partially offset by a decrease in inventories from December 31, 2025.

Our current liabilities decreased primarily due to a reduction in current portion – long-term debt, partially offset by an increase in accounts payable and accrued liabilities.

Our cash, cash equivalents and restricted cash remained flat due to $45.6 million in cash provided by our operating activities, offset by $29.7 million used in our financing activities and $15.9 million used in our investing activities.

Cash provided by our Operating Activities

We generated $45.6 million of cash from our operations for the nine months ended September 30, 2026 as compared to $3.7 million for the same period in 2025. Significant factors that contributed to the change in cash provided by our operating activities include:

●	a $37.5 million increase in net income;

●	a $15.4 million increase in cash provided by changes in accounts payable and accrued liabilities due to the timing of payments;

●	a $10.4 million increase in cash provided by changes in inventories due to reduced production volumes and the timing of sales; and

●	an $8.5 million increase in cash provided by changes in other assets due to the sale of transferable tax credits generated in 2025.

These amounts were partially offset by:

●	a $16.6 million increase in non-cash transferable tax credits generated, which are included in net income but did not provide cash during the period; and

●	a $12.4 million decrease in cash from changes in accounts receivable, which increased due to higher net sales and the timing of collections.

Cash used in our Investing Activities

We used a total of $15.9 million in cash for capital expenditures for the nine months ended September 30, 2026.

Cash used in our Financing Activities

Cash used in our financing activities was $29.7 million for the nine months ended September 30, 2026, which reflects $25.1 million in principal payments on our term debt, $2.2 million for taxes paid on behalf of employees for shares withheld upon vesting, net payments of $1.4 million on Kinergy’s operating line of credit, and $0.9 million in preferred stock dividends paid.

Kinergy’s Operating Line of Credit

Kinergy maintains an operating line of credit for an aggregate amount of up to $85.0 million. The credit facility matures on August 9, 2028. Interest accrues under the credit facility at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin ranging from 1.25% to 1.75%. The credit facility provides for an unused line fee, payable monthly in arrears, at an annual rate of 0.25% to 0.375% on the amount by which the maximum credit under the facility exceeds the average daily principal balance during the preceding month. Payments that may be made by Kinergy to Alto Ingredients, Inc. as reimbursement for management and other services provided by Alto Ingredients, Inc. to Kinergy are limited under the terms of the credit facility to $1.5 million per fiscal quarter. The credit facility also includes the accounts receivable of our indirect wholly-owned subsidiary, Alto Nutrients, LLC, or Alto Nutrients, as additional collateral. Payments that may be made by Alto Nutrients to Alto Ingredients, Inc. as reimbursement for management and other services provided by Alto Ingredients, Inc. to Alto Nutrients are limited under the terms of the credit facility to $0.5 million per fiscal quarter. Alto Nutrients markets our essential ingredients and also provides raw material procurement services to our subsidiaries. In addition, the amount of cash distributions that Kinergy or Alto Nutrients may make to us is limited to 75% of excess cash flow.

For all monthly periods in which excess borrowing availability falls below a specified level, Kinergy and Alto Nutrients must collectively maintain a fixed-charge coverage ratio (calculated as twelve-month rolling earnings before interest, taxes, depreciation and amortization divided by the sum of interest expense, capital expenditures, principal payments on indebtedness, indebtedness from capital leases and taxes paid during such twelve-month rolling period) of at least 1.10 and are prohibited from incurring certain additional indebtedness (other than specific intercompany indebtedness). The obligations of Kinergy and Alto Nutrients under the credit facility are secured by all of our tangible and intangible assets.

We believe Kinergy and Alto Nutrients are in compliance with the fixed-charge coverage ratio financial covenant as of the filing of this report. The following table sets forth the fixed-charge coverage ratio financial covenant and the actual results for the periods presented:

	Three Months Ended September 30,		Years Ended December 31,
	2026	2025	2025	2024

Fixed-Charge Coverage Ratio Requirement	1.10	1.10	1.10	1.10
Actual	10.98	3.73	4.03	3.53
Excess	9.88	2.63	2.93	2.43

Alto Ingredients, Inc. has guaranteed all of Kinergy’s obligations under the credit facility. As of September 30, 2026, Kinergy had an outstanding balance of $28.2 million and $42.7 million of unused borrowing availability under the credit facility.

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

During the nine months ended September 30, 2026, we made principal payments of $25.1 million on the Term Loan. As of September 30, 2026 and December 31, 2025, the principal amount outstanding under the Term Loan was $29.9 million and $55.0 million, respectively.

Other Cash Obligations

As of September 30, 2026, we had future commitments for certain capital projects totaling $15.2 million. These commitments are scheduled to be satisfied through 2027. We currently expect total capital expenditures of approximately $25.0 million for 2026, which includes maintenance projects and more than $10.0 million of high-return projects to expand production capacity and improve efficiencies, such as the debottlenecking project at our Pekin dry mill, improvements to our barge dock at our Pekin Campus and an additional CO2 storage tank at our Columbia facility. We expect to fund these expenditures with cash on hand and cash generated from our operations.

At-the-Market Offering Program

On August 5, 2026, we entered into an At-The-Market Issuance Sales Agreement, or the Sales Agreement. Under the Sales Agreement, we may offer and sell, from time to time, shares of our common stock with an aggregate offering price of up to $50.0 million, through or to certain sales agents, acting as agent or principal. Sales of our common stock under the Sales Agreement, if any, will be made through sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. We will pay the applicable sales agent a commission of 3.0% of the gross proceeds from each sale. We are not obligated to sell any shares under the Sales Agreement. We intend to use the net proceeds from any sales for general corporate purposes, including working capital and capital expenditures.

As of the date of this report, we have not sold any shares under the Sales Agreement.

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

We produce and distribute specialty alcohols, fuel-grade ethanol and essential ingredients. Our business is sensitive to changes in the prices of ethanol and corn. In the ordinary course of business, we may enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in ethanol and corn prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We are subject to market risk with respect to ethanol and corn pricing. Ethanol prices are sensitive to global and domestic ethanol supply; crude oil supply and demand; crude oil refining capacity; carbon intensity; government regulation; and consumer demand for alternative fuels. Our ethanol sales are priced using contracts that are either based on a fixed price or an indexed price tied to a specific market, such as Chicago Ethanol (Platts) or the Oil Price Information Service. Under these fixed-price arrangements, we are exposed to risk of a decrease in the market price of ethanol between the time the price is fixed and the time the alcohol is sold.

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

Prices for our essential ingredients are sensitive to various demand factors, such as the number of livestock on feed and prices for feed alternatives, and to supply factors, primarily the production of ethanol co-products by ethanol plants and other sources.

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

These derivatives are not designated as hedges for accounting purposes, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized net gains of $12.1 million and $10.2 million related to the changes in the fair values of these contracts for the nine months ended September 30, 2026 and 2025, respectively.

We prepared a sensitivity analysis as of September 30, 2026 to estimate our exposure to ethanol and corn prices. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The analysis uses average Chicago Mercantile Exchange prices for the period and does not factor in future contracted volumes. The results of this analysis for the nine months ended September 30, 2026, which may differ materially from actual results, are as follows (in millions):

Commodity	Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	195.4	Gallons	$(23.0)
Corn	43.4	Bushels	$(19.7)

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2026 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of control effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Risks Related to our Business

Our results of operations and our ability to operate at a profit are largely dependent on our ability to manage the costs of corn, natural gas and other production inputs, relative to the prices of our alcohols and essential ingredients, all of which are subject to volatility and uncertainty.

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

Historically, the spread between corn and fuel-grade ethanol prices has fluctuated significantly. Fluctuations are likely to continue to occur. A sustained negative or narrow spread, whether as a result of sustained high or increased corn prices or sustained low or decreased alcohol or essential ingredient prices, would adversely affect our results of operations and financial condition. Revenues from sales of alcohols, particularly fuel-grade ethanol, and essential ingredients have in the past and could in the future decline below the marginal cost of production, which has in the past forced, and may again in the future force, us to suspend production, particularly fuel-grade ethanol production, at some or all of our facilities. For example, we have on more than one occasion hot-idled our Magic Valley facility due to unfavorable market conditions and cold-idled the plant at the end of 2024, which remains idled for the same reason.

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

The prices of our products are volatile and subject to large fluctuations. For example, the market price of fuel-grade ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum, which itself is highly volatile, difficult to forecast and influenced by a wide variety of global economic and geopolitical conditions, including decisions concerning petroleum output by the Organization of Petroleum Exporting Countries (OPEC), an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market, and its allies. Other important factors that impact the price of petroleum include war and threats of war, attacks on or threats to shipping vessels, such as those that have occurred in the Red Sea, the consequent rerouting of supply lines to less direct or more expensive paths, and other supply chain disruptions.

Our fuel-grade ethanol sales are generally tied to prevailing market prices, including under indexed-price contracts. Fuel-grade ethanol prices, as reported by the Chicago Mercantile Exchange, ranged from $1.57 to $2.07 per gallon in 2025, $1.38 to $2.12 per gallon in 2024 and from $1.58 to $2.67 per gallon in 2023. In addition, even under longer-term, fixed-price contracts for our specialty alcohols, our customers may seek to renegotiate prices under those contracts during periods of falling prices or high price volatility. Fluctuations in the prices of our products may cause our results of operations to fluctuate significantly.

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

Disruptions in production or distribution, whether caused by labor difficulties, unscheduled downtime and other operational hazards inherent in the alcohol production industry, including equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents, climate change and natural disasters such as earthquakes, floods and storms, or other weather effects, or human error or malfeasance or other reasons, could prevent timely deliveries of corn or other raw materials and energy, delay transport of our products to market, or require us to halt production at one or more production facilities, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

The prices of our alcohols and essential ingredients are highly impacted by competing third-party supplies of those products. In addition, if fuel-grade ethanol production margins improve, we anticipate that owners of production facilities operating below capacity, or owners of idled production facilities, will increase production levels, thereby resulting in more abundant fuel-grade ethanol supplies and inventories. Increases in the supply of alcohols and essential ingredients may not be commensurate with increases in demand for alcohols and essential ingredients, thus leading to lower prices. Any of these outcomes could have a material adverse effect on our results of operations, cash flows and financial condition.

We may suffer impairments in the value of our long-lived assets which may materially and adversely affect our results of operations.

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. These evaluations rely on financial and other assumptions concerning the assets, any of which may not materialize in the future. For example, we recognized asset impairments of $0.8 million and $24.8 million for the years ended December 31, 2025 and 2024, respectively. We may recognize additional impairments of the values of our long-lived assets in the future based on then-prevailing financial and other circumstances. Impairments of our long-lived assets may materially and adversely affect our results of operations.

Our alcohol production relies on traditional corn-based feedstock and process technologies. New technologies could make corn-based alcohol production and traditional process technologies less competitive or even obsolete, materially and adversely harming our business.

We produce our alcohols from corn and our plants are constructed and operate primarily as corn-based alcohol production facilities. Competitors and other third parties have undertaken research to develop competing products to corn-based alcohols, and ethanol in particular, as well as new process technologies. These research efforts seek alternatives to corn-based ethanol and traditional process technologies aimed at improving real or perceived problems with the fuel, such as the carbon and energy intensity of its production, its lower energy content compared to gasoline and its hydrophilic nature resulting in phase separation in transit or at other times. Competitors and other third parties may develop new alcohols and processes that improve on any of these or other real or perceived problems with corn-based alcohols, including ethanol. If viable competing products or new process technologies are developed and attract widespread or even modest adoption, we may be forced to modify our production facilities, including our process technologies, if possible, to transition in full or in part to these other products or process technologies to remain competitive. Modifying our production facilities may require expertise that our personnel may not possess and would likely require significant capital expenditures for which we may not have funding. An inability to remain competitive due to the introduction and adoption of competing products or new process technologies, or significant costs associated with the adoption of new products and process technologies, would materially and adversely affect our business, financial condition and results of operations.

Inflation and sustained higher prices may adversely impact our results of operations and financial condition.

We have experienced adverse inflationary impacts on key production inputs, wages and other costs of labor, equipment, services and other business expenses. In addition, we have experienced adverse inflationary impacts on our budgets and expenses for many of our in-process and planned capital projects. Inflation, including through tariffs, and its negative impacts could escalate in future periods. Even if inflation stabilizes or abates, the prices of key production inputs, wages and other costs of labor, equipment, services and other business expenses, and costs for our capital projects, will likely remain at elevated levels. We may not be able to include these additional costs in the prices of the products we sell. As a result, inflation and sustained higher prices may have a material adverse effect on our results of operations and financial condition.

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

Other factors that may result from climate change, or that may result from governmental regulations aimed at addressing climate-related issues, may also adversely affect our business, including the following:

●	water is one of our key production inputs; water resource limitations may result from drought and other inclement weather; water resource limitations may also result from rationing and other governmental regulations limiting water use;

●	higher water temperatures due to increased global or regional temperatures may negatively affect production efficiencies due to water temperature production requirements given the limited cooling capacities of our older facilities;

●	flooding and other inclement weather may negatively affect our river access, other transportation logistics and costs, and storage requirements;

●	an overall increase in energy costs would negatively impact our production costs generally and may critically impact certain high energy-intensive production technologies, such as our wet milling and multiple distillation processes for the highest quality specialty alcohols;

●	regulatory and market transition away from combustion fuels and fuel-grade ethanol blending may threaten the viability of our renewable fuels business; and

●	costs and regulatory burdens associated with governmental regulations that limit or tax greenhouse gas emissions, such as CO2, from alcohol production and distribution, would negatively impact us.

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

We have incurred significant losses and negative operating cash flow in the past. For example, for the year ended December 31, 2024, we incurred consolidated net losses of approximately $59.0 million and negative operating cash flow of $3.5 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under Kinergy’s line of credit and our Term Loan and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

We are engaged in multiple capital improvement initiatives and projects. These initiatives and projects, and their financing, costs, timing and effects, are based on our plans, expectations and various assumptions that may not eventuate. We may therefore be unable to timely achieve, or achieve at all, the results we expect.

We are engaged in multiple capital improvement initiatives and projects to diversify and enhance our revenue streams and to expand margins and profitability by reducing costs. These initiatives and projects have different timelines, returns on investment and risk profiles, including regulatory risks. In addition, we may have to raise significant additional capital to complete some of our initiatives and projects. Our expected financial and other results from these initiatives and projects are based on assumptions around many factors, including their costs, timing, operation and market prices prevailing at project completion and thereafter, as well as tax and other favorable environmental attributes associated with low carbon alcohol that may accrue to our benefit. These tax and other benefits may change, including as a result of new or repealed laws, new administrations and the implementation or interpretation of existing laws, or the exhaustion of funds or benefits available under a particular program. For example, the One Big Beautiful Bill Act, enacted in 2025, phases out certain Inflation Reduction Act clean energy tax credits, and in January 2025, the current administration paused the disbursement of certain Inflation Reduction Act funds. In addition, final regulations and guidance have not been issued under certain provisions of the Inflation Reduction Act, as amended, including Section 45Z, for which the Treasury Department and the IRS issued proposed regulations in February 2026 that have not been finalized. Regulators could issue new regulations or guidance that significantly narrow the application of clean energy tax incentives, and could even defer or withdraw regulations, which could materially and adversely affect the economic outcome of our capital improvement initiatives and projects. We can provide no assurances that any particular benefit will be available to us upon completion of any capital improvement initiative or project.

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

We regularly incur significant expenses to repair, maintain and upgrade our production facilities and operating equipment, estimated at an average of $30.0 million per year. The machines and equipment we use to produce our alcohols and essential ingredients are complex, have many parts, and some operate on a continuous basis. We must perform routine equipment maintenance and must periodically replace a variety of parts such as motors, pumps, pipes and electrical parts, and engage in other repairs. In addition, our production facilities require periodic shutdowns to perform major maintenance and upgrades. Our production facilities also occasionally require unscheduled shutdowns to perform repairs. For example, we completed our biennial wet mill outage at our Pekin Campus in Spring 2024. The wet mill was offline for ten days, which negatively impacted sales and margins for the second quarter of 2024. In the first quarter of 2024, production at our Columbia facility was hampered by equipment issues that extended the facility’s regularly scheduled outage. These scheduled and unscheduled shutdowns result in lower sales and increased costs in the periods during which a shutdown occurs and could result in unexpected operational issues in future periods resulting from changes to equipment and operational and mechanical processes made during shutdowns.

We may be unable to qualify for and receive anticipated Section 45Z tax credit benefits available to low carbon fuel producers.

Section 45Z of the Internal Revenue Code, as added by the Inflation Reduction Act of 2022 and amended by the One Big Beautiful Bill Act, provides a technology-neutral tax credit for the production of “clean transportation fuel” that is produced in the United States and sold to an unrelated person during calendar years 2025 through 2029, with the amount of the credit determined in part by the fuel’s carbon intensity relative to a statutory baseline. For fuel produced after 2025, the credit is available only if no feedstocks originating outside the United States, Mexico or Canada are used. We currently expect to be eligible to apply for and claim additional Section 45Z tax credits with respect to qualifying fuel we produce and sell. Our ability to qualify for and receive these tax credits will depend on, among other things, our ability to produce qualifying low carbon fuel in anticipated volumes, using qualifying domestic feedstocks, to achieve and document the carbon intensity levels required under Section 45Z and applicable Treasury and IRS guidance, and to comply with related registration, measurement, reporting and substantiation requirements. The Treasury Department and the IRS issued proposed regulations under Section 45Z in February 2026 that have not been finalized, and the emissions rates used to determine the amount of the credit are based on annual emissions rate tables and the 45ZCF-GREET model, each of which has been revised during 2026 and remains subject to further revision. If we are unable to produce low carbon fuel in anticipated amounts (including as a result of plant outages or other operational issues), if our fuels do not achieve the required or expected carbon intensities under the applicable carbon intensity methodology (including if our farmer partners do not supply low carbon intensity corn or adopt qualifying farming practices as anticipated), if final regulations, future emissions rate tables or updates to the 45ZCF-GREET model reduce the credits available for our fuels, or if we fail to satisfy applicable tax, regulatory, or documentation requirements, we may be unable to qualify for and receive Section 45Z tax credits in the amounts we currently anticipate, or at all, which could materially and adversely affect our results of operations and financial condition. Credits we have already generated or transferred could also be challenged, disallowed or recaptured by the IRS, which could require us to indemnify transferees, and the amounts we recognize for unsold credits are based on estimates of their net realizable proceeds that may not be realized. In addition, Section 45Z is scheduled to be available only for qualifying fuel produced after December 31, 2024 and sold before January 1, 2030, transferability of these credits is scheduled to end after December 31, 2029, and there can be no assurance that Congress will extend or replace this credit or restore transferability.

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

We have incurred substantial indebtedness for our capital improvement projects. We expect that these projects, when completed, will generate financial returns sufficient to service and ultimately repay or refinance our indebtedness. However, the costs, timing, and effects of our capital improvement projects may not meet our projections. In addition, our indebtedness could:

●	require a substantial portion of our cash flows from operations for debt service payments, thereby reducing the availability of our cash flows to fund working capital, additional capital expenditures, acquisitions, dividend payments and other general corporate purposes;

●	make it more difficult to repay or refinance our indebtedness if it becomes due during adverse economic and industry conditions;

●	limit our flexibility to pursue strategic opportunities or react to changes in our business and the industries in which we operate and, consequently, place us at a competitive disadvantage to our competitors who have less debt;

●	limit our ability to procure additional financing for working capital or other purposes; or

●	result in adverse consequences due to a breach of our financial or other covenants and obligations in favor of our lenders.

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

Federal and state income tax laws impose restrictions on our ability to use net operating loss, or NOL, and tax credit carryforwards if an “ownership change” occurs for tax purposes, as defined in Section 382 of the Internal Revenue Code, or Code. In general, an ownership change occurs when the percentage of a corporation’s stock owned by one or more 5% stockholders increases by more than 50 percentage points over the lowest percentage owned by those stockholders during a three-year testing period. The annual base limitation under Section 382 of the Code is calculated by multiplying the corporation’s value immediately before the ownership change by the highest of the long-term tax-exempt rates published by the Internal Revenue Service for the month of the ownership change and the two preceding months. As a result, our ability to utilize our NOL and other loss carryforwards may be substantially limited. Any such limitation could result in increased future tax obligations, which could have a material adverse effect on our financial condition and results of operations.

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

We may be liable for the investigation and cleanup of environmental contamination at each of our production facilities and at off-site locations where we arrange for the disposal of hazardous substances or wastes. If these substances or wastes have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. For example, our Pekin Campus used coal as its primary source of fuel for steam production until 2016. We managed associated waste in part through a coal ash pond, an engineered impoundment site used to store waste byproducts. We operated the pond under an Illinois state operating permit that included a special condition that any ash impoundments either be capped and closed in accordance with an Illinois EPA-approved closure plan or removed. Although we continue to operate pumps and maintain protocols under operating permit conditions, our permit has expired and has not been renewed, and we are in discussions with the Illinois EPA regarding a closure plan or other remediation. The Illinois EPA previously denied our closure plan for a beneficial re-use that would have utilized the ash as a structural fill. Although we continue to pursue a closure plan that would involve beneficial re-use, including potential uses such as grain storage, cogeneration, CO2 utilization, a hydrogen facility or other beneficial use, including third-party redevelopment, we can provide no assurance that the Illinois EPA will allow any beneficial re-use nor can we provide any assurance that the Illinois EPA will not mandate site cleanup, the costs of which, while not estimable at this time, could be substantial and could have a material adverse effect on our business, financial condition and results of operations.

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

If we fail to comply with applicable laws and FDA regulations or those of similar state agencies, we may be prevented from selling certain of our products and may also be subject to government agency enforcement liability. In addition, we may be subject to product liability and other claims by our customers or by individuals alleging personal injury from our products when used as ingredients in food and drug products.

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

The domestic market for fuel-grade ethanol is significantly impacted by federal mandates for volumes of renewable fuels (such as ethanol) required to be blended with gasoline. Future demand for fuel-grade ethanol will largely depend on incentives to blend ethanol into motor fuels, including the price of ethanol relative to the price of gasoline, the relative octane value of ethanol, constraints on the ability of vehicles to use higher ethanol blends, the EPA’s established volumes from time to time, small refinery exemptions, and other applicable environmental requirements.

The EPA has implemented the Renewable Fuel Standard, or RFS, under the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The EPA, in coordination with the Secretary of Energy and the Secretary of Agriculture, determines annual quotas for the quantity of renewable fuels (such as fuel-grade ethanol) that must be blended into motor fuels consumed in the United States. In March 2026, the EPA finalized implied conventional renewable fuel volumes of 15 billion gallons for each of 2026 and 2027, which are satisfied primarily by corn-based fuel-grade ethanol. These requirements remain subject to future EPA rulemakings, including the EPA’s pending proposal to revise the 2026 and 2027 standards, and conventional renewable fuel volumes for years after 2027 could increase or decline from current levels.

The EPA may grant small refinery exemptions, in whole or in part, that reduce or eliminate annual RFS volume obligations for small refineries, which are defined as refineries with an average aggregate daily crude oil throughput not exceeding 75,000 barrels. If granted, these exemptions can remove the affected refinery’s gasoline and diesel from applicable RFS percentage standards for the relevant compliance year. In the past, the EPA has granted small refinery exemptions that have materially and adversely affected overall demand for and the price of fuel-grade ethanol. Federal courts have repeatedly vacated EPA denials of small refinery exemption petitions. In June 2025, the U.S. Supreme Court in EPA v. Calumet Shreveport Refining held that challenges to small refinery exemption denials must be filed in the D.C. Circuit. Since then, the EPA has issued multiple rounds of decisions on small refinery exemption petitions, including actions in August 2025 and November 2025 granting full or partial exemptions for a number of refineries for the 2016-2024 compliance years. In April 2026, the U.S. Court of Appeals for the D.C. Circuit also vacated the EPA’s denial of certain small refinery exemption petitions for the 2024 compliance year and remanded those petitions to the EPA for further consideration. In August 2026, the EPA granted full or partial exemptions to 29 of 34 small refinery exemption petitions for the 2025 compliance year, resulting in exempted volumes for 2025 that exceeded the volume the EPA had projected when it established RFS volumes for 2026 and 2027. In October 2026, the EPA proposed to reallocate this additional exempted 2025 volume to the 2026 and/or 2027 compliance years, which could apply retroactively. The proposal has not been finalized, and there can be no assurance as to the timing, amount or effect of any reallocation, or that any final reallocation will not be challenged. In light of these court decisions and the EPA’s recent actions granting full or partial exemptions to a substantial number of petitions, small refinery exemptions may continue to be granted at elevated levels. To the extent exempted volumes are not fully reallocated to other obligated parties, such exemptions could materially and adversely affect overall demand for, and the price of, fuel-grade ethanol.

Various bills in Congress introduced from time to time are also directed at altering existing renewable fuels energy legislation, but none has directly amended the RFS program in recent years. Some legislative bills are directed at halting or reversing expansion of, or even eliminating in its entirety, the RFS program.

Our results of operations, cash flows and financial condition could be adversely impacted if the EPA reduces mandatory volumes or issues significant small refinery exemptions, or if any legislation is enacted that reduces volume requirements or if existing legislation is reinterpreted to have the same effect.

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

Legislation to permit the year-round sale of E15 has advanced in Congress in 2026 but has not been enacted, and there can be no assurance that it will be enacted in its current form or at all. In the absence of legislation, the EPA issued temporary emergency fuel waivers permitting the sale of E15 during the 2026 summer driving season, but these waivers were limited in duration and there can be no assurance that the EPA will issue similar waivers in future years. In addition, although California enacted legislation in September 2026 clearing the way for year-round E15 sales in the state and similar sales are permitted in several Midwestern states, the pace and extent of E15 adoption under state laws are uncertain and may not increase ethanol demand to the extent we anticipate.

We also sell fuel-grade ethanol into export markets. U.S. ethanol exports reached a record of approximately 2.2 billion gallons in 2025 and accounted for approximately 13% of U.S. ethanol production in 2025. Export demand is subject to trade policies, tariffs, foreign regulations and global commodity market conditions, any of which could reduce demand for our products and adversely affect our results of operations.

The United States Supreme Court’s decision in the case of Loper Bright Enterprises v. Raimondo may result in less industry-favorable rulemaking and agency interpretations of laws and regulations, which could materially and adversely affect our results of operations, cash flows and financial condition as well as the business and financial prospects of certain capital improvement projects.

In June 2024, the United States Supreme Court, in Loper Bright Enterprises v. Raimondo, overruled its prior Chevron deference framework, which had required courts to defer to reasonable administrative interpretations of ambiguous federal statutes. This outcome could increase litigation risk and uncertainty around rulemaking and agency interpretations that are favorable to the renewable fuels industry, such as the EPA’s administration of the RFS. It could also materially and adversely affect the Treasury Department’s ability to promulgate and sustain favorable regulations under the Inflation Reduction Act of 2022 and the One Big Beautiful Bill Act, including regulations implementing tax credits such as the Section 45Z clean fuel production tax credit, as well as other industry-favorable tax credits. Less industry-favorable rulemaking and agency interpretations of laws and regulations could materially and adversely affect our results of operations, cash flows and financial condition, as well as the business and financial prospects of certain capital improvement projects.

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

We intend to retain any future earnings to finance the development, operation and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration, payment, and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, our results of operations, cash flows, and financial condition, operating and capital requirements, compliance with any applicable debt covenants, and the terms of our outstanding Series B Preferred Stock and other factors our board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance of the amount of any such dividend. Unless our board of directors determines to pay dividends, our stockholders will be required to look solely to appreciation in the value of our common stock to realize any gain on their investment. There can be no assurance that any such appreciation will occur.

Our bylaws contain exclusive forum provisions that could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Delaware Court of Chancery shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (d) any action asserting a claim governed by the internal affairs doctrine. The Delaware Court of Chancery forum provision does not apply to claims arising under the Securities Act or the Exchange Act.

Our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by applicable law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint, including our officers and directors, underwriters for any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering.

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

Security vulnerabilities may arise from our hardware, software, employees, contractors or policies we have deployed, which may result in external parties gaining access to our networks, data centers, cloud data centers, corporate computers, manufacturing systems, and/or access to accounts we have at our suppliers, vendors or customers. External parties may gain access to our data or our customers’ data, or attack the networks causing denial of service or attempt to hold our data or systems for ransom. The vulnerability could be caused by inadequate account security practices such as the failure to timely remove employee access when terminated. To mitigate these security issues, we have implemented measures throughout our organization, including firewalls, backups, encryption, employee information technology policies and user account policies. However, there can be no assurance that these measures will be sufficient to avoid cyberattacks. If any of these types of security breaches were to occur and we were unable to protect sensitive data, our relationships with our business partners and customers could be materially damaged, our reputation could be materially harmed, and we could be exposed to a risk of litigation and possible significant liability.

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

Any failure by us or our business partners or contractors to fully comply with applicable data privacy or similar laws could lead to significant fines and require onerous corrective action. In addition, data security breaches experienced by us or our business partners or contractors could result in the loss of trade secrets or other intellectual property, public disclosure of sensitive commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, customers, suppliers, contractors and others.

Unauthorized use or disclosure of, or access to, any personal information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors by an unauthorized party, or through employee or contractor error, theft or misuse, or otherwise, could harm our business. If any such unauthorized use or disclosure of, or access to, such personal information were to occur, our operations could be seriously disrupted, and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.

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

For the three and nine months ended September 30, 2026 and 2025, we accrued and paid in cash an aggregate of $0.3 million and $0.9 million, respectively, in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock.

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

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1	At-The-Market Issuance Sales Agreement dated August 5, 2026 by Alto Ingredients, Inc., Craig-Hallum Capital Group LLC, The Benchmark Company, LLC and H.C. Wainwright & Co., LLC (***)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)
101.INS	Inline XBRL Instance Document (*)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (*)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (*)

(*)	Filed herewith.
(**)	Furnished herewith. This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
(***)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTO INGREDIENTS, INC.

Dated: November 6, 2026	By:	/s/ ROBERT R. OLANDER
Robert R. Olander
Chief Financial Officer
(Principal Financial and Accounting Officer)